Form 10-K
period 1999-12-31
SYMYX TECHNOLOGIES INC
filed 2000-03-15
CIK 1095330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER ______

                            SYMYX TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                                    77-0397908
              (STATE OR OTHER JURISDICTION OF                                       (IRS EMPLOYER
               INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NUMBER)

                  3100 CENTRAL EXPRESSWAY
               SANTA CLARA, CALIFORNIA 95051                                        (408) 764-2000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)                (REGISTRANT'S TELEPHONE NUMBER,
                                                                                 INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 3, 2000) was approximately $1,286 million. As of March 3, 2000, 29,701,014 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF THE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K REPORT WHERE INDICATED.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1.     Business....................................................    3
2.     Properties..................................................   17
3.     Legal Proceedings...........................................   17
4.     Submission of Matters to a Vote of Security Holders.........   18

                                 PART II
5.     Market for Registrant's Common Equity and Related Stock
       Matters.....................................................   19
6.     Selected Financial Data.....................................   20
7.     Management's Discussion and Analysis of Financial Condition
       and Results from Operations.................................   21
7A.    Quantitative and Qualitative Disclosures about Market
       Risk........................................................   26
8.     Financial Statements and Supplementary Data.................   26
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   44

                                PART III
10.    Directors and Executive Officers of the Registrant..........   44
11.    Executive Compensation......................................   44
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   44
13.    Certain Relationships and Related Transactions..............   44

                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   45
       Signatures..................................................   47

                                     PART I

ITEM 1. BUSINESS

     All statements in this discussion that are not historical are Forward-Looking Statements within the meaning of Section 21e of the Securities Exchange Act, including statements regarding the Company's "Expectations", "Beliefs", "Hopes", "Intentions", "Strategies", or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those descried in the Forward-Looking Statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such Forward-Looking Statement as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Symyx expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statements contained herein to reflect any change in Symyx' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

     We are a pioneer of high-speed technologies for the discovery of new materials. Our proprietary technologies, including instruments, software and methods, represent complete processes designed to cost-effectively accelerate and fundamentally change materials discovery. We are able to generate hundreds to thousands of unique materials at a time and screen those materials rapidly and automatically for desired properties. We believe our approach is up to 100 times faster than traditional research methods and reduces the cost per experiment to as low as 1% of traditional research methods.

     We are applying our technology to discover materials for industrial customers in the life science, chemicals and electronic industries. Our discovery efforts encompass a broad range of materials, from x-ray storage phosphors for mammography to polymers to speed DNA separation, thermoelectric materials for cooling computers and telecommunications equipment, and catalysts for the manufacture of pharmaceuticals, commodity chemicals, plastics and rubbers.

     Our commercialization strategy is to apply our proprietary technologies to discover materials under our Industry Collaboration and Symyx Proprietary Materials businesses, and to commercialize select instruments and software through our Discovery Tools(TM) Technology Access business.

     To support these business areas, we also continue to build our product development pipeline. In 1999, Company scientists screened over 1 million different materials and through that process identified ten development candidates. Six of these candidates are in Symyx Proprietary Materials programs, in fine chemicals, specialty polymers and electronic materials, and four are in Industry Collaboration programs, in catalysis and phosphors.

     During 1999, we added four major new Industry Collaboration agreements, including the addition of partnerships with BASF AG and the Dow Chemical Company, and the second and third expansion of our collaboration with Bayer AG. To date, our total committed research funding from collaborations and government contracts is over $90 million of which we have recognized revenue of $49 million through December 31, 1999.

     One of our most advanced discovery efforts is the discovery of new x-ray phosphors for mammography, achieved in our Agfa program. These materials have been transferred to Agfa and it is their objective to have products based on these materials on the market in 2001.

     In January 2000, we signed a joint development and licensing agreement with PE Biosystems to develop our proprietary polymer synthesis materials and methods for use in the analysis of DNA. This collaboration was the first to result from our internal efforts to discover, develop and commercialize proprietary materials. Symyx and PE Biosystems will jointly design polymers as well as the methods and instrumentation for screening those polymers. We will make and screen the polymers for use in nucleic acid separations. PE Biosystems will develop and commercialize successful polymer candidates. Under the terms of the two-year agreement, we will receive payments for development funding and royalties on any products commercial-ized as a result of this collaboration. In addition, we received a payment in January 2000 for the transfer of existing development compounds.

     We executed sale agreements in November 1999 with the Dow Chemical Company for a polyolefins Discovery Tools system and, in December 1999, with the Instituto Mexicano del Petroleo for an initial module of our Discovery Tools Heterogeneous Catalysis System. The first of these systems was shipped to Instituto Mexicano del Petroleo in February 2000.

     In August 1999, we established a manufacturing and commercialization agreement with Argonaut Technologies, Inc. to manufacture and commercialize small, manual instruments capable of performing 5 to 10 experiments a day. The first product offering of this collaboration is Endeavor(TM), an 8-cell continuous-stirred parallel pressure reactor. We will earn royalties on the sales of products by Argonaut which incorporate our technology.

     During 2000, we expect to continue to identify new materials for development and commercialization under our Industry Collaborations and our Symyx Proprietary Materials businesses, to add additional Industry Collaborations and licensing agreements for proprietary materials, and to grow our Discovery Tools business.

INDUSTRY BACKGROUND

     Materials and their diverse properties contribute in a vital way to many of the products we use everyday. Examples include the catalysts used in the manufacture of major chemicals, pharmaceuticals, plastics and rubbers, the plastics in many of our household goods, phosphorescent materials in x-rays and computer screens, and polymers on the bottom of sneakers. The life science, chemical and electronic companies that produce these materials often face heightened pressure to achieve growth targets and increase profitability. Traditional materials discovery relies on an expensive and time-consuming process of trial and error: making one material; testing it; then making a different material; testing it and so on. Traditional discovery methods are not fast enough to keep pace with product life cycles and growth expectations within the chemicals, life science and electronics industries. As a result, these companies need to reduce costs, increase innovation, and create new businesses based on proprietary materials. We believe that we can assist life science, chemical and electronics companies by discovering new materials in a more productive and cost-effective manner than by using traditional methods.

     The development of combinatorial synthesis and rapid screening methods have the potential to cost-effectively accelerate materials discovery and fundamentally change the way materials are discovered. We believe combinatorial technologies leverage the full potential of personnel by increasing their experimental productivity by a factor of 100 or more. This promise of a far more efficient discovery method combined with a greater opportunity for product innovation is attracting increased attention from the chemical and electronics industries. We believe that few chemical and electronics companies employ combinatorial synthesis techniques or have the necessary specialized equipment available for such activities.

     Dr. Alejandro Zaffaroni and Dr. Peter Schultz founded Symyx in 1994. Dr. Zaffaroni is also a founder of ALZA, Affymax, Affymetrix, Maxygen and DNAX Research Institute. The conceptual basis for Symyx draws from Affymax and Affymetrix, which commercialized the use of high-speed combinatorial methods for pharmaceutical and genetic research, respectively.

SYMYX SOLUTION

     Our technology provides complete platforms for materials discovery. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time, our scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. Using traditional trial and error methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our labs, that same team could perform up to 50,000 experiments per year. As a result, our scientists would generate significantly more data, increase the possibility of discoveries within that timeframe, and reduce the associated costs per experiment dramatically.

                                          TRADITIONAL                     SYMYX
                                       RESEARCH APPROACH         DISCOVERY TECHNOLOGIES
                                   -------------------------    -------------------------
Team.............................  1 chemist + 1 technician     1 chemist + 1 technician
Cost/year........................          $500,000                     $500,000
Experiments/year.................         500 - 1,000                20,000 - 50,000
Cost/experiment..................        $500 - $1,000                  $10 - $25

     To achieve these efficiencies, we require extensive capabilities in materials synthesis, screening and data analysis. A particular challenge is the ability to screen materials for a wide range of properties. For example, to discover a new catalyst we need to screen how well it performs a specific chemical reaction, to discover a new polymer we need to screen for physical, thermal and mechanical properties such as molecular weight, glass transition temperature and toughness.

     As a pioneer in combinatorial materials science, we found no existing technology capable of meeting our synthesis, screening and data analysis requirements. To address this challenge, we assembled a team of people who have expertise in the fields of inorganic, physical, polymer and organic chemistries, physics, engineering and software programming. This team has successfully designed, built and validated a powerful array of highly specialized proprietary instruments and software. Our scientists can now synthesize a wide range of materials and screen for properties including catalytic, chemical, physical, mechanical, electronic and optical properties. In addition, we continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems.

     We have focused as well on building a strong competitive position through our intellectual property position. We have over 90 patent applications pending in the United States and over 50 foreign patent applications pending covering combinatorial methodologies, instruments and software and novel materials. In addition, we have 8 issued United States patents and an additional 2 patent applications allowed in the United States.

SYMYX STRATEGY

     Our objective is to be the leading company using high-speed technologies for the discovery of new materials with commercially valuable properties. We have developed a strategy of three business approaches that we intend to follow in pursuit of our objective:

     - Industry Collaborations, in which we enter into collaborative research and early-stage licensing agreements with corporate partners that provide funding for research and discovery efforts, commercialize our materials and pay royalties on commercial sales;

     - Symyx Proprietary Materials, where we invest in our own materials research efforts to discover materials with near-term commercial potential and then enter into late-stage licensing arrangements or commercialize materials directly; and

     - Discovery Tools Technology Access, in which we sell and license selected equipment and software to chemical and other industrial companies for their own use.

INDUSTRY COLLABORATIONS

     In collaboration with major chemical and other industrial companies, we seek to discover new polymer formulations, catalysts, pigments and phosphors for industrial applications.

     We provide the platform technologies and effort, and our partners have rights to develop and commercialize resulting materials within their predefined field of exclusivity. Typically, we enter into collaborative arrangements to discover materials that require considerable investment in product development and manufacturing, as well as extensive marketing efforts. Our collaborative partners have already developed the infrastructure to support these requirements, and may therefore be in a strong position to commercialize our discoveries.

     We receive funding from our collaborative partners through annual research payments. These payments are made over the term of the research contract, which is generally two to three years. If a new material is discovered and commercialized, we will receive either royalties or milestone payments. We believe that we have the potential for royalties ranging from 3% to 7% on sales of products incorporating our materials, such as pigments, phosphors and polymers and 1% to 3% on sales of end products manufactured using our catalysts, such as high-volume commodity chemicals and polyolefins.

     We currently have nine industry collaboration partners, including Bayer which has expanded our collaboration three times to date. The table below indicates, for each of our currently active collaborations, the collaborative partner, date and field.

        PARTNER           DATE(S) OF ALLIANCE                     FIELD(S)
        -------           -------------------                     --------
Agfa                      March 1998           X-ray phosphors for radiography
BASF                      March 1999           Specialty polymers for industrial formulations
Bayer                     March 1998,          Polyolefins, commodity chemicals
                          May 1998,
                          January 1999,
                          September 1999
Celanese                  August 1998          Commodity chemicals
Ciba Specialty Chemicals  April 1998           Pigments
Dow Chemical              January 1999         Polyolefins
Osram OS*                 December 1998        Phosphors for lighting
PE Biosystems             January 2000         Polymers for nucleic acid separations
Unilever                  December 1998        Polymers for product formulations

---------------
  * an affiliate of Siemens

     Our collaborations, together with government grants, provide for over $90 million in aggregate commitments for research payments. Through December 31, 1999, we had recognized revenue of $49 million under these agreements with the remaining amounts scheduled to be paid through 2003. In order to maintain and grow our research and product pipelines, we intend to continue to enter into new collaborative arrangements. As a result of these new arrangements, and the conclusion of existing collaborations upon completion of research or transfer of development candidates to our collaborative partners for commercialization, our portfolio of collaborations will change over time. We expect that new collaborations will come from existing collaborative partners undertaking new research initiatives as well as new collaborative partners.

     One of our most advanced discovery efforts to date has resulted from our collaboration with Agfa in the area of discovery of new x-ray phosphors for radiography. Many groups have worked over the past fifteen years to find alternative materials that perform better than existing materials. Under our collaboration, we have made and screened over 50,000 phosphors, and we discovered several that have shown the potential to provide higher resolution, be easier to manufacture and have a longer shelf life than existing materials. These materials have been transferred to Agfa, and we have been advised by Agfa that their objective is to have products based on these materials on the market during 2001.

SYMYX PROPRIETARY MATERIALS

     We believe that the assets resulting from our investment in proprietary research programs will be a significant contributor of future value. Our proprietary research efforts are focused on discovery of products for specialty markets with well-defined materials needs and short-term development and commercialization cycles. To date, our efforts to develop Symyx Proprietary Materials are in specialty polymers for life science applications, catalysts for the manufacture of fine chemicals such as pharmaceutical intermediates, and electronic materials.

     Our first agreement for Symyx Proprietary Materials is with PE Biosystems for polymers to increase resolution and speed DNA separation. Under this agreement, PE Biosystems made a payment for the transfer of development candidates, and will also pay us advance royalties and royalties upon commercialization of materials.

     Another Proprietary Materials program seeks to discover polymers to enhance the sensitivity of biological assays by creating three-dimensional polymer surfaces to increase probe surface area and allow precise engineering of those surfaces.

     We also have several programs in electronic materials, funded by ourselves and by the U.S. Office of Naval Research Defense Advanced Research Projects Agency (known as DARPA) and the United States Department of Energy. One 1999 DARPA program funded research relates to thermoelectric materials used for refrigeration and applications requiring precise active cooling devices. These applications include computer chips and missile guidance systems. A second 1999 DARPA program also funded research for magnetic materials used as permanent magnets in applications including electro-magnetic motors. Our program with the Department of Energy is funding research relating to materials for fuel cells for potential use in automobiles. Funding under the DARPA and Department of Energy programs is structured as grants, and we own the rights to commercialize materials discovered under these programs.

     We expect to commercialize development candidates discovered through our proprietary materials programs either by manufacturing, marketing, and selling the product ourselves or through late-stage licensing arrangements. We expect to be able to obtain significantly higher royalty rates under these late-stage licenses than under our collaborative agreements because we will have completed essentially all development work at the time we license the product.

     For fine chemicals, we also have developed a "quick-strike" licensing model in which we would assume the research risk during a short, well-defined, research period of approximately three months in exchange for the customer's agreement to make milestone payments and enter into a license agreement upon completion of research and technical validation. We expect that royalty rates under these licenses will be in a range of 4% to 7% of sales, which is attractive to us due to the breadth and number of projects which we believe we can successfully complete annually.

DISCOVERY TOOLS TECHNOLOGY ACCESS

     Our scientific and technical team has spent considerable time and resources developing a broad array of instruments, software and know-how in support of our research. In addition to our alliances, we are seeking to meet the growing demand for combinatorial technologies by offering access to some of our equipment and technology. We believe that these programs will enhance, not detract from, our collaborative arrangement efforts by reinforcing our position as the leading source for combinatorial technology in materials science. To-date, we have executed purchase orders for Discovery Tools with the Dow Chemical Company and the Instituto Mexicano Del Petroleo.

     The Dow Chemical Company is the first customer of our Discovery Tools business. Dow, an existing collaborative partner, has placed an order for a system that provides capabilities to make and test polyolefin catalysts. We sell our Discovery Tools together with a license to associated software, know-how and patents. Our first offering, purchased by Dow, is a combination of a multi-channel polymer reactor system together with two screening instruments. Under the terms of Dow's purchase, Dow will pay us between $5.0 million and $8.5 million over three years for the manufacture, delivery and use of the system.

     The Instituto Mexicano Del Petroleo has purchased an initial module of our Discovery Tools(TM) Heterogeneous Catalysis System, which we shipped in February 2000. This purchase will provide IMP with the capability to increase experimental throughput significantly within its laboratories, and will be directed to the development of refinery catalysts and other materials.

     We have designed the Discovery Tools that we initially plan to sell to perform an average of 100 experiments per day. We do not expect that our sale of Discovery Tools will affect our ability to enter into new research collaborations. Companies enter into collaborations with us to access all of our technologies including our highest throughput screening equipment designed for new materials discovery, as well as the expertise of our scientific and technical staff and our libraries of catalysts and materials. We do not plan to offer access to these resources as part of our Discovery Tools program.

     In addition to the sale of Discovery Tools, we also believe that there is significant commercial value in the nonautomated laboratory instruments that we developed to perform small scale parallel synthesis of materials. We have formed a collaboration with Argonaut Technologies, Inc. to capture this opportunity. Argonaut is an instrument company that develops and commercializes synthesizers, instruments, software and chemical resins and reagents to accelerate and automate chemical synthesis. Argonaut will refine our designs for manual benchtop instruments, manufacture the instruments and sell them worldwide. In return, we will receive a portion of the profits from the sale of these instruments. Our first product, sold with both the Argonaut and Symyx trademarks, was introduced for sale in August 1999. This instrument, the Endeavor, is an eight-channel manual reactor used to synthesize polymers and other chemicals under high pressure. This instrument has a sale price of approximately $60,000. We expect other manual bench instruments developed by us and commercialized by Argonaut to have similar sales prices.

TECHNOLOGY

     Our scientists begin the discovery process working with our collaborative partners or our own business development staff to define the research objective in terms of the specific properties a new material should have to meet the needs of a given application. We then apply the components of our combinatorial process, synthesis, screening and informatics, to discover materials that match these criteria.

SYNTHESIS

     The materials research process begins with chemists' theories about what elements from the periodic table of elements might be combined to create new materials with desired properties. However, while chemists working in traditional labs have to choose the few experiments they will perform on a given day, our chemists have the ability to perform hundreds or thousands of experiments at once. Our chemists are therefore able to pursue their theories both broadly -- across a wide range of elements -- and comprehensively -- creating materials with the same components in different ratios.

     A Symyx chemist initiates the synthesis process by using Library Studio, a computer software package created by our programmers to design the group, or "library," of materials to be synthesized. These instructions, or "recipes," are then relayed to automated synthesis instruments. These instruments create the library on a single substrate such as a three-inch diameter silicon wafer or a 96-well plate. The quantity of each compound synthesized is very small, generally ranging from micrograms to hundreds of milligrams. This contrasts dramatically with traditional synthesis, where gram to kilogram quantities of a material are usually necessary. Libraries synthesized on silicon wafers may range from a few hundred different candidate materials to as many as 25,000, depending on the type of material and the type of analysis to be done.

     Each material synthesized represents a unique experiment and potential discovery. The desired end result of these experiments is defined at the outset of the experiment as a target material having specific performance properties. Our scientists, in conjunction with our collaborative partners, or independently for our proprietary discovery programs, set the specific performance properties and define the desired performance attributes of the target material for a given application or applications. Generally, these criteria are well beyond the performance attributes of currently used materials.

SCREENING

     Once created, the library is analyzed for desired properties. As with synthesis, our technical staff has designed and built a broad array of instruments and software to evaluate different properties under a wide variety of process conditions. These properties include catalytic, physical, mechanical, thermal, chemical, electronic and optical properties. In general, a Symyx chemist can design, synthesize and screen a library in a single day.

     To reach the point of commercialization, a candidate material must progress through an increasingly exhaustive series of tests, or stages, known as hits, leads and development candidates. First, we screen materials to identify those materials that have properties defined for the target discovery, called "hits." Hits are subjected to additional testing and optimization, to find a larger number of needed properties. Hits also identify areas that merit further exploration, and new libraries are created using this information. Candidate materials that continue to meet or exceed the defined criteria are then classified as "leads." Leads are then transferred to a partner or processed internally for additional testing and scale up. Leads are then tested on a larger scale, as bulk samples of 1 to 100 grams, to confirm that the materials still perform at this "bench scale" level. Once a lead has passed this bench scale testing by either a collaborative partner or Symyx, it becomes a development candidate. Finally, if all is successful, the decision will be made to commercialize the material. Once a material has been identified as a development candidate, the time to the first sale or commercial usage may be as short as 1 to 2 years for many pigments, specialty polymers, fine chemicals catalysts or electronic materials, such as phosphors. Industrial catalysts to produce high volume commodity chemicals, on the other hand, may require 5 to 7 or more years to reach the market because of the extensive process development and capital investment involved.

INFORMATICS

     A critical factor in our discovery process is the ability to retain and access the huge amounts of data generated by our synthesis and screening activities. Given the broad acceptance of high-speed combinatorial discovery in pharmaceuticals, a number of applications exist to support organic chemistry. However, those solutions were not sufficient to address the storage and retrieval needs of our diverse array of inorganic, organometallic and polymer chemistries. To that end, we have devoted considerable resources to build a proprietary database capable of addressing our unique needs. Our chemists can query this database to identify materials screened in the past that possess the property or properties specified. We believe that this database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of all of our research. Although we typically cannot use leads and development candidates identified in one collaborative program for other collaborative programs or for our proprietary research, materials screened in one program without success may have properties that make them useful in other programs.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success depends upon our proprietary technology. There are five general areas that may be patented using our combinatorial approach:

     - library synthesis methods;

     - the libraries themselves;

     - screening or characterization methods;

     - equipment and software; and

     - new materials.

     We have over 90 patent applications pending in the United States, and over 50 foreign patent applications pending. In addition, we have 8 issued United States patents and an additional 2 patent applications allowed in the United States. We co-own 3 of the issued United States patents and some of the pending patent applications with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon formation of the Company. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

     As part of our confidentiality and trade secret protection procedures, we enter into non-disclosure agreements with our employees, consultants and potential collaborative partners. Despite these precautions, third parties could obtain and use our products or technology without authorization, or develop similar technology independently. It is difficult for us to police unauthorized use of our methods. Effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

COMPETITION

     We are aware of several companies that have stated interest in applying their expertise in combinatorial chemistry to materials research and development. We are also aware of some chemical companies with internal combinatorial programs participating in materials research and development consortiums. In addition, Shell Chemicals is participating in a consortium in The Netherlands and BASF is funding a start-up company in Heidelberg, Germany named HTE. BASF is also one of our collaborative partners. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

     Some of our competitors may be addressing the same materials targets as Symyx or our collaborative partners. Many of our current and potential competitors, either alone or together with their collaborative partners, have greater financial, manufacturing, marketing and sales resources than we do. Accordingly, our competitors may succeed in obtaining patent protection or commercializing products before us. If we commence commercial product sales, we will be competing against companies with greater marketing, sales and manufacturing capabilities, areas in which we have limited or no experience.

EMPLOYEES

     As of December 31, 1999, we had a total of 170 employees, including 136 scientific and technical employees and 34 people in business development, legal and general and administrative services. Of our scientific and technical staff, 124 have masters or doctorate degrees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

RISK FACTORS

     All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our Common Stock. The risks described below, however, are not he only ones that we face. You should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

WE ARE DEPLOYING NEW TECHNOLOGY IN A NEW BUSINESS AND, AS A RESULT, WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY

     Our combinatorial materials discovery technologies and processes are new. To date, our partners have not successfully commercialized as products any materials that we have discovered using these technologies and processes. Discovery and development of new materials is a highly uncertain process. Accordingly, because of these uncertainties, our discovery process may not result in the identification of development candidates we or our partners will commercialize. If we are not able to use our technologies to discover new materials with significant commercial potential, we will be unable to achieve our objectives or build a sustainable or profitable business.

WE ARE DEPENDENT UPON ACCEPTANCE OF OUR TECHNOLOGY AND APPROACH BY CUSTOMERS, AND IF WE CANNOT ACHIEVE MARKET ACCEPTANCE FROM POTENTIAL CUSTOMERS, WE WILL BE UNABLE TO BUILD A SUSTAINABLE OR PROFITABLE BUSINESS

     Our ability to succeed is also dependent upon the acceptance by potential customers of our high throughput screening technology as an effective tool in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. If we cannot convince companies in the chemical industry of the effectiveness of our automated discovery methods, we may be unable to keep our existing customers or attract additional customers on acceptable terms or develop a sustainable, profitable business.

WE ARE DEPENDENT ON THE RESEARCH AND DEVELOPMENT ACTIVITIES OF COMPANIES IN THE LIFE SCIENCE AND CHEMICAL INDUSTRIES, AND DECLINES OR REDUCTIONS IN RESEARCH AND DEVELOPMENT ACTIVITIES IN THESE INDUSTRIES COULD HARM OUR BUSINESS

     The market for our discovery services and instrumentation within the life science and chemical industries depends on our customers' ability and willingness to invest in research and development. Substantially all of our revenues are attributable to our research collaborations. Our future revenues will also be dependent on sales of Discovery Tools and other instrumentation primarily to chemical companies.

     In particular, many companies in the chemical industry have, in the past several years, experienced declining profitability. In addition, many chemical products have become commodity products which compete primarily on the basis of price. As a result, some chemical companies have reduced their research and development activities. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help life science and chemical companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that life science and chemical companies reduce their research and development activities, they would be less likely to do business with us. Decisions by these companies to reduce their research and development activities could therefore reduce our revenues and harm our business and operating results.

WE CANNOT PREDICT THE PACE, QUALITY OR NUMBER OF DISCOVERIES WE MAY GENERATE, AND ANY INABILITY OF OURS TO GENERATE A SIGNIFICANT NUMBER OF DISCOVERIES WOULD REDUCE OUR REVENUES AND HARM OUR BUSINESS

     Our future revenues and profitability are dependent upon our ability to achieve discoveries. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments. In addition, our development candidates may not result in products having the commercial potential we or our collaborators anticipate. In either case, our future revenues from our research collaborations and from commercialization of products would likely decline. In addition, our existing and potential new customers may become reluctant to renew or enter into new agreements with us. As a result, our failure to generate discoveries and development candidates would reduce our revenues and harm our business and operating results.

WE ARE DEPENDENT ON OUR COLLABORATIONS WITH MAJOR COMPANIES, AND THE FAILURE OF OUR COLLABORATIVE PARTNERS TO SUCCESSFULLY COMMERCIALIZE PRODUCTS WOULD REDUCE OUR REVENUES AND HARM OUR BUSINESS

     To date, substantially all of our revenues have come from collaborative arrangements with chemical, electronics and life science companies. These contracts generally expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative arrangements, our business and operating results may be harmed. For example, our contracts with the B.F. Goodrich Company and Hoechst AG were terminated by mutual agreement as these companies shifted their business away from chemicals.

     For us to achieve and sustain a significant level of profitability, we must achieve discoveries with significant commercial potential, and our collaborators must successfully commercialize products based on our discoveries. We will not receive royalties on sales of products by our collaborators until the collaborator has commenced commercial sales of a product resulting from the collaboration. We are dependent upon our collaborative partners to successfully commercialize products resulting from our collaborations. The failure of our partners to commercialize development candidates resulting from our research efforts would reduce our revenues and would harm our business and operating results.

WE INTEND TO CONDUCT PROPRIETARY RESEARCH PROGRAMS, AND ANY CONFLICTS WITH OUR COLLABORATORS OR ANY INABILITY TO COMMERCIALIZE DEVELOPMENT CANDIDATES RESULTING FROM THIS RESEARCH WOULD HARM OUR BUSINESS

     Our strategy involves conducting proprietary research programs. These programs are focused on discovery of products for specialty markets that have fewer barriers to entry for an emerging company. In general, our collaborative research programs are focused on commodity chemical markets, which are larger than fine chemical and specialty chemical markets that are the focus of our proprietary programs. We believe that this differentiation of focus will enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through our proprietary programs and through programs funded by a collaborator. However, conflicts between us and a collaborator could potentially arise, particularly if we were to discover a material in one of our proprietary programs that was a potential target of one of our collaborative programs. In this event, we may become involved in a dispute with our collaborator regarding the material. Disputes of this nature could harm the relationship between us and our collaborator, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships. If circumstances surrounding our proprietary research programs were to affect our existing collaborative relationships or our ability to enter into new relationships, our revenues and operating results would decline.

     In addition, we will either commercialize development candidates resulting from our proprietary programs directly or through licensing to other companies. In order for us to commercialize these development candidates directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell chemical products. We do not have this capability, and we may not be able to develop or otherwise obtain the requisite manufacturing, marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, our revenues and operating results would decline.

WE HAVE CONTRACTS FOR ONLY TWO DISCOVERY TOOLS SYSTEMS, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO BUILD A SUSTAINABLE BUSINESS RELATED TO THE SALE OF ADDITIONAL SYSTEMS

     We have contracts for only two of our Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them is likely to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time. Due to these factors, sales of Discovery Tools systems will be subject to a number of significant risks over which we have little or no control, including:

     - customers' budgetary constraints and internal acceptance review procedures; and

     - potential downturns in general or in industry specific economic conditions.

     If the cycle for Discovery Tools systems lengthens unexpectedly, it could adversely affect the timing of our revenues.

WE WILL NEED TO DEVELOP MANUFACTURING, SALES AND MARKETING CAPABILITIES FOR DISCOVERY TOOLS, AND IF WE ARE UNABLE TO DO SO, WE WILL BE UNABLE TO BUILD OUR DISCOVERY TOOLS BUSINESS

     In order to successfully market and sell these systems, we will need to develop the capability to manufacture, market and sell large capital equipment items. Although we have several business development professionals with experience in this area, we may need to hire additional personnel. We may not be able to develop the necessary manufacturing capability or to sell additional systems and we may not be able to build a sustainable business related to the sale of these systems. Factors that could impact our ability to manufacture and commercialize our Discovery Tools include:

     - manufacturing difficulties involving quality control, quality assurance and shortage of qualified personnel;

     - complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

     - the fact that there may be only a limited number of customers that are willing to pay several million dollars for our systems; and

     - a long sales cycle that involves substantial human and capital resources.

     If we are not able to build the business infrastructure to support our Discovery Tools business, we will be unable to expand this business. Because we expect future revenue growth from the sale of Discovery Tools, our revenues may decline or not grow as anticipated if we are unable build the infrastructure to support this business.

WE INTEND TO COMMERCIALIZE OUR MANUAL LABORATORY INSTRUMENTS THROUGH A THIRD PARTY ARRANGEMENT, AND IF THIS THIRD PARTY DOES NOT PERFORM EFFECTIVELY, OUR ABILITY TO GENERATE REVENUE FROM THE SALE OF THESE PRODUCTS WILL BE HARMED

     We intend to commercialize our manual laboratory instruments through our relationship with Argonaut Technologies. The commercial success of these instruments will depend in large part on their features and price as compared to competing products and on their ability to achieve market acceptance. In addition, our ability to realize significant commercial sales of these instruments will also depend on the efforts of Argonaut in promoting, marketing and selling these instruments. Argonaut's efforts in this regard will be outside of our control. Accordingly, to the extent that Argonaut fails to effectively promote, market and sell our manual instruments, our revenues from the sales of these instruments, and therefore our operating results, would be harmed.

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE, CAUSING INVESTOR LOSSES

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenues in future fiscal periods may be greater or less than revenues in the immediately preceding period or in the comparable period of the prior year. Some of the factors which could cause our operating results to fluctuate include:

     - expiration of research contracts with major chemical companies, which may not be renewed or replaced with contracts with other companies;

     - the success rate of our discovery efforts associated with milestones and royalties;

     - the timing and willingness of partners to commercialize our discoveries which would result in royalties;

     - the size and timing of customer orders for, and shipments of, Discovery Tools instrumentation; and

     - general and industry specific economic conditions, which may affect our customers' capital investment levels.

     A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature. Accordingly, in the event revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2000.

Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline, and investors would experience a decline in the value of their investment.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

     We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including W. Henry Weinberg, our Senior Vice President and Chief Technical Officer, and other key scientific and managerial personnel. We do not have any key-person life insurance relating to our key personnel. These employees are at-will and not subject to employment contracts. We may not be successful in attracting and retaining key personnel in the future.

     As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult due to the limited availability of qualified professionals. The number of people with experience in the fields of combinatorial materials science and combinatorial chemistry is limited, and we face intense competition for these types of employees. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business and pursue new discovery initiatives and collaborative arrangements.

COMPETITION COULD INCREASE, AND COMPETITIVE DEVELOPMENTS COULD RENDER OUR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE, WHICH WOULD REDUCE OUR REVENUES AND HARM OUR BUSINESS

     The field of combinatorial materials science is increasingly competitive. We are aware of several companies that are applying their expertise in combinatorial chemistry to materials research and development. We are also aware of some chemical companies that have internal combinatorial programs. For example, Shell Chemicals is participating in a consortium in The Netherlands and BASF is funding a new start-up company in Heidelberg, Germany named HTE. BASF is also one of our collaborative partners. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

     Many of our current and potential competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our existing competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods for materials research and discovery that render our technologies and systems obsolete or less competitive. Any competitive developments of this nature would make our technologies and methodologies less competitive. Accordingly, if competitors introduce new materials discovery technologies that are faster or more cost-effective than our technologies, customers may switch to these new technologies. We would then experience a decline in our revenues and operating results.

ANY INABILITY OF OURS TO KEEP PACE WITH TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS WOULD HARM OUR BUSINESS

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. Due to increasing competition in our field, it is likely that the pace of innovation and technological change will increase. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements will harm our future revenues and our business and operating results.

OUR INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

     The success of our business depends on our ability to protect our intellectual property portfolio and obtain patents without infringing the proprietary rights of others. If we do not effectively protect our intellectual property, our business and operating results could be harmed.

     Patents may not issue from our applications. Even if we are able to obtain patents covering our technology, the patents may be challenged, circumvented, invalidated or unenforceable. Competitors may develop similar technology or design around any patents issued to us or our other intellectual property rights. Our competitors would then be able to offer research services and develop, manufacture and sell products which compete directly with our research services and products. In that case, our revenues and operating results would decline.

     We also seek to protect our technology and processes in part by confidentiality agreements with our collaborators, employees and consultants. We also do not provide broad access to our proprietary technologies and processes to collaborators. However, confidentiality agreements might be breached by collaborators, former employees or others, and in that event, we might not have adequate remedies for the breach. Further, our trade secrets might otherwise become known or be independently discovered by competitors. Unauthorized disclosure of our trade secrets could enable competitors to use some of our proprietary technologies. This would harm our competitive position and could cause our revenues and operating results to decline.

LITIGATION OR OTHER PROCEEDINGS OR THIRD PARTY CLAIMS OF INFRINGEMENT COULD REQUIRE US TO SPEND TIME AND MONEY AND COULD SHUT DOWN SOME OF OUR OPERATIONS

     We may receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as the result of alleged infringement of the rights of others, we might have to spend significant amounts of money. The litigation or proceedings could divert our management's time and efforts. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages or prevent us from using or marketing systems, processes or products. Any of these events would have a negative impact on our business and operating results. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Uncertainties resulting from the initiation and continuation of any patent or related litigation could harm our ability to compete, pending resolution of the disputed matter.

     We believe we have taken adequate measures to assess the validity of our intellectual property rights. We are not currently involved in any disputes with third parties regarding intellectual property rights. However, we may become involved in intellectual property disputes or receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. To settle these disputes, we may need to obtain licenses to patents or other proprietary rights held by others. However, these licenses might not be available on acceptable terms, or at all. In that event, we could encounter delays in system, process or product introductions while we attempt to design around the patents. Our redesigned systems, processes or products may be inferior to our original designs or we may be unable to continue system, process or product development in the particular field. In either case, our competitive position, business, revenues and operating results would likely suffer.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS, AND ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD SUBJECT US TO SIGNIFICANT LIABILITIES

     Our business involves the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. In addition, in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials, we could be subject to civil damages due to personal injury or property damage caused by the release or exposure. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Accordingly, any violation of environmental laws or failure to properly handle, store or dispose of hazardous materials could result in restrictions on our ability to operate our business and could require us to incur potentially significant costs for personal injuries, property damage and environmental cleanup and remediation.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH, AND WE MUST IMPROVE OUR OPERATIONAL, FINANCIAL AND MANAGEMENT CONTROLS AND SYSTEMS TO KEEP PACE WITH OUR GROWTH

     We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially adversely affected. We increased the number of our employees from 28 at December 31, 1996 to 170 at December 31, 1999. Our revenues increased from $4.8 million in 1997 to $13.8 million in 1998 and $30.5 million in 1999. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. Due to the pace of our growth, we may be unable to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS

     Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 33.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The market price of our Common Stock since our initial public offering has increased dramatically and has been highly volatile. Volatility in the market price of our common stock will be affected by a number of factors, including the following:

     - the announcement of new products or services by us or our competitors;

     - quarterly variations in our or our competitors' results of operations;

     - failure to achieve operating results projected by securities analysts;

     - changes in earnings estimates or recommendations by securities analysts;

     - developments in our industry; and

     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

     These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT AND HARM OUR BUSINESS

     Our facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could harm our business and operating results.

POTENTIAL SALES OF SHARES ELIGIBLE FOR FUTURE SALE AFTER OUR INITIAL PUBLIC OFFERING COULD CAUSE OUR STOCK PRICE TO DECLINE

     If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. On the 181st day after completion of our initial public offering a significant number of shares of our common stock held by existing stockholders will be freely tradable, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL, EVEN IF THIS WOULD BE BENEFICIAL TO STOCKHOLDERS

     Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     - a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

     - a provision which prohibits our stockholders from acting by written consent without a meeting;

     - a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

     - a provision which requires advance notice of items of business to be brought before stockholders meetings.

     These provisions can be amended only with the vote of the holders of 66 2/3% of our outstanding capital stock.

ITEM 2. PROPERTIES

     Our facilities currently consist of an aggregate of approximately 104,300 square feet of office, research and laboratory space in several locations in Santa Clara, California, pursuant to leases that expire from 2002 to 2010. These facilities include a building of approximately 36,500 square feet, which we expect will be ready for occupancy during the fourth quarter of 2000.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Symyx was held on October 22, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter. The share numbers below represent both common and preferred stock outstanding at the record date for the meeting on an as-converted basis and do not reflect the 7-for-9 reverse stock split of our common stock that our stockholders approved at this meeting.

(a) Our stockholders elected the following persons as directors of Symyx, with votes for, votes against and abstentions listed below for each nominee:

                                                                   VOTES
                     NOMINEE                        VOTES FOR     AGAINST    ABSTENTIONS
                     -------                        ----------    -------    -----------
Thomas R. Baruch..................................  25,083,660      5,000      179,538
Samuel D. Colella.................................  25,088,660         --      179,538
Martin Gerstel....................................  25,015,660     73,000      179,538
Steven D. Goldby..................................  25,103,660         --      164,538
Baron Gaulthaus Kraijenhoff.......................  24,714,660     67,000      486,538
Francois A. L'Eplattenier, Ph.D. .................  24,775,660      6,000      486,538
Kenneth J. Nussbacher.............................  24,716,660     72,000      479,538
Mario M. Rosati...................................  25,016,660     72,000      179,538
Peter G. Schultz, Ph.D............................  24,901,952     81,708      284,538
Isaac Stein.......................................  24,774,952    376,708      179,538

(b) Our stockholders approved an amendment to the Symyx Certificate of Incorporation to effect a 7-for-9 reverse stock split of the outstanding common stock. There were 24,385,915 votes in favor of, and 795,892 votes cast against, the proposal. There were 86,391 abstentions.

(c) Our stockholders approved the adoption of our 1999 Employee Stock Purchase Plan and the reservation of 300,000 shares of common stock for issuance under this plan, plus an annual increase to be added in fiscal 2000, equal to the lesser of (i) 350,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount determined by our board of directors. There were 24,426,607 votes in favor of, and 455,200 votes cast against, the proposal. There were 386,391 abstentions.

(d) Our stockholders approved various amendments to our 1997 Stock Plan, including amendments to (i) provide that all shares reserved for future issuance under our 1996 Stock Plan and all outstanding stock options returned to our 1996 Stock Plan shall be deemed to be shares reserved for future issuance under our 1997 Stock Plan, (ii) commencing in 2000, an annual increase in the number of shares of common stock reserved for issuance under our 1997 Stock Plan equal to the lesser of 1,500,000 shares, 4% of our outstanding capitalization or a lesser amount determined by the board of directors, (iii) automatic grants of stock options to our outside directors upon their re-election at each of our annual meeting of stockholders, (iv) modify the requirements for stockholder approval of future amendments in order to conform to current applicable federal securities laws and regulations and (v) bring such our plan into compliance with revised Rule 16b-3 under the Securities Exchange Act of 1934. There were 24,370,742 votes in favor of, and 53,747 votes cast against, the proposal. There were 843,709 abstentions.

(e) Our stockholders approved our post initial public offering Amended and Restated Certificate of Incorporation. There were 24,507,982 votes in favor of, and 225,747 votes cast against, the proposal. There were 534,469 abstentions.

(f) Our stockholders approved our post initial public offering Amended and Restated Bylaws. There were 24,551,982 votes in favor of, and 181,747 votes cast against, the proposal. There were 534,469 abstentions.

(g) Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors of Symyx for the fiscal year ending December 31, 1999. There were 24,756,062 votes in favor of, and 6,667 votes cast against, the proposal. There were 505,469 abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of SMMX. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

                                              LOW       HIGH
                                             ------    ------
Fourth Quarter 1999........................  $18.00    $35.81

     As of March 3, 2000, there were approximately 510 holders of record of the Company's Common Stock.

     No dividends have been paid on the Common Stock since the Company's inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

     On November 18, 1999, a Registration Statement on Form S-1 (No. 333-87453) was declared effective by the Securities and Exchange Commission, pursuant to which 6,368,700 shares of the Company's Common Stock, no par value, were offered and sold for the account of the Company at a price of $14.00 per share, generating gross offering proceeds of $89.2 million for the account of the Company. The managing underwriters for the offering were Credit Suisse First Boston, Donaldson, Lufkin & Jenrette, Invemed Associates & Schroder & Co. Inc.

     From the effective date of the Registration Statement to December 31, 1999, the Company incurred $6.3 million in underwriting discounts and commissions and $1.5 million in other related expenses. Total expenses incurred in connection with the offering were $7.8 million. The net proceeds of the offering, after deducting the foregoing expenses, were $81.4 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

     From the effective date of the Registration Statement to December 31, 1999, the Company estimates that it has used a portion of the net proceeds of the offering as follows: (i) temporary investment in marketable debt securities, $78.0 million; and (ii) working capital, $3.4 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                     1995     1996      1997      1998      1999
                                                    ------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue from collaborations.......................  $   --   $    --   $ 4,806   $13,787   $30,497
Operating expenses:
  Research and development........................      27     2,483     8,764    17,640    23,964
  General and administrative......................     481       567     2,129     4,500     6,494
  Amortization of deferred Compensation...........      --        --        --       188     3,794
                                                    ------   -------   -------   -------   -------
          Total operating expenses................     508     3,050    10,893    22,328    34,252
                                                    ------   -------   -------   -------   -------
Loss from operations..............................    (508)   (3,050)   (6,087)   (8,541)   (3,755)
Interest income...................................      --       375       843     1,117     2,542
Interest and other expense........................      --        (6)     (352)     (731)     (934)
                                                    ------   -------   -------   -------   -------
Net loss..........................................  $ (508)  $(2,681)  $(5,596)  $(8,155)  $(2,147)
                                                    ======   =======   =======   =======   =======
Basic and diluted net loss per share..............  $(0.40)  $ (1.24)  $ (1.97)  $ (2.13)  $ (0.27)
                                                    ======   =======   =======   =======   =======
Shares used in computing basic and diluted net
  loss per share..................................   1,269     2,168     2,845     3,829     8,087
                                                    ======   =======   =======   =======   =======

                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                    1995     1996      1997      1998       1999
                                                    -----   -------   -------   -------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments............  $  15   $ 9,349   $20,614   $35,121   $119,270
Working capital (deficit).........................   (510)    8,789     9,860    15,701     33,299
Total assets......................................     19    10,674    34,861    52,903    148,305
Long-term obligations, net of current portion.....     --        --     4,455     7,591      6,729
Total stockholders' equity........................   (506)   10,283    25,030    36,166    119,943

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Symyx was founded in September 1994 and began significant operations in April 1996. To date, our revenues and cash flow have come from research collaborations with large chemical and electronics companies and government grants. Our current corporate collaborators are Agfa-Gevaert N.V., BASF AG, Bayer AG, Celanese Ltd., Ciba Specialty Chemicals, Inc., The Dow Chemical Company, Osram Opto Semiconductors GmbH & Co. OHG, PE Corporation, Inc. through its PE Biosystems Group and Unilever UK Central Resources Ltd. These agreements are generally for a two to three year guaranteed term. Four of our research contracts commenced in 1999, representing approximately half of our committed revenue. We expect that our revenues and cash flows for 2000 and 2001 will be comprised in large part of payments to be made under these agreements. Four of our research contracts may end by their terms in 2000.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, catalysts and polymers for life sciences applications, and new electronic materials.

     These investments contributed to revenue increases from $4.8 million in 1997 to $13.8 million in 1998 to $30.5 million in 1999. Operating expenses increased from $10.9 million in 1997 to $22.3 million in 1998 to $34.3 million in 1999. Our total headcount increased from 76 employees at the end of 1997 to 108 employees at the end of 1998 and to 170 employees at the end of 1999.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     We have incurred significant losses since our inception. As of December 31, 1999, our accumulated deficit was approximately $19.0 million. We expect to incur additional operating losses over at least the next year as we continue to expand staffing, equipment and facilities.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     We recognize revenues from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 1999, we have deferred revenues of approximately $12.2 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

     - payments under existing and possible future collaborative arrangements;

     - government research grants;

     - royalties from our partners based on revenues received from any products commercialized under those agreements;

     - sales of Discovery Tools and other instruments; and

     - sales of any products discovered in our internal research programs.

See Note 2 of Notes to Financial Statements.

DEFERRED COMPENSATION

     Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred compensation for options granted to consultants is periodically remeasured as the underlying options vest.

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options. We recorded amortization of deferred compensation of approximately $3.8 million for 1999 and $188,000 in 1998. The amortization expense relates to options awarded to employees and consultants in all operating expense categories. See Note 4 of Notes to Financial Statements.

                             RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1999

REVENUES

     Our total revenues increased to $30.5 million in 1999, up 121% from $13.8 million in 1998. This increase was due primarily to the addition of new research collaborations and the expansion of existing government grants. Bayer, Celanese and The Dow Chemical Company accounted for 38%, 35% and no amount of total revenue in 1998, and 32%, 12% and 18% of revenue in 1999, respectively. B.F. Goodrich accounted for 6% of revenue in 1999. Our collaboration with B.F. Goodrich was terminated by mutual agreement in April 1999 after B.F. Goodrich merged with another company and changed its business focus from chemicals to aerospace. B.F. Goodrich has returned to us all of the intellectual property that was the subject of the collaboration agreement and has made termination payments through December 1999 amounting to $1.3 million, which have been recognized as revenue in 1999.

     Revenue from research collaborations exceeded research and development expense for the year ended December 31, 1999. This increase in revenue was primarily due to Technology Access Fees, which are being recognized over the term of the agreements, and higher reimbursement rates under certain collaboration agreements.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, depreciation of facilities, and laboratory equipment.

     Research and development expenses increased 36% from $17.6 million in 1998 to $24.0 million in 1999. The increase was due primarily to an increase in salaries and other personnel costs to support our additional collaborative and internal research efforts.

     Research and development expenses represented 128% of total revenues in 1998 and 79% of total revenues in 1999. The decrease as a percentage of total revenues was due primarily to the addition of significant contracts in 1999. Our core business is research and development. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased 44% from $4.5 in 1998 to $6.5 million in 1999. Expenses increased primarily due to increased staffing necessary to manage and support our growth.

     General and administrative expenses represented 33% of total revenues in 1998 and 21% of total revenues in 1999. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our business development and administrative staff, add facilities and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

NET INTEREST INCOME (EXPENSE)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income increased from $1.1 million in 1998 to $2.5 million in 1999. This increase was due to higher average cash balances. Interest expense increased from $731,000 in 1998 to $934,000 in 1999. This increase was due to additional equipment financing loans used to partially fund our acquisition of equipment.

PROVISION FOR INCOME TAXES

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 1998 and 1999.

     As of December 31, 1999, we had a federal net operating loss carryforward of approximately $11.3 million. We also had federal research and development credit carryforwards of approximately $600,000. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2010 through 2019. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in the ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credit before utilization. See Note 5 of Notes to Financial Statements.

YEARS ENDED DECEMBER 31, 1997 AND 1998

REVENUES

     Our total revenues for 1997 were $4.8 million and our total revenues for 1998 were $13.8 million. The increase was due primarily to the addition of new research collaborations. Bayer, Hoechst, including its wholly-owned subsidiary Celanese, and B.F. Goodrich accounted for 22%, 76% and 1% of revenue in 1997 and 38%, 35% and 12% of total revenue in 1998, respectively. Our collaboration with Hoechst was terminated by mutual agreement in October 1998 following a change in Hoechst's business focus away from chemicals. One project that was the subject of the Hoechst collaboration agreement was transferred to Celanese, Hoechst's wholly-owned subsidiary. Hoescht has returned to us all of the intellectual property that was the subject of the collaboration agreement in the polyolefin field. That field is the subject of subsequent agreements with Dow Chemical and Bayer.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased from $8.8 million in 1997 to $17.6 million in 1998. The increase was due primarily to an increase in personnel-related costs. Research and development expenses represented 182% of total revenues in 1997 and 128% of total revenues in 1998. The decrease as a percentage of total revenues was due primarily to the growth in our total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $2.1 million in 1997 to $4.5 million in 1998. Expenses increased due primarily to increased personnel-related costs resulting from additional staffing necessary to manage and support our growth. General and administrative expenses represented 44% of total revenues for 1997 and 33% of total revenues for 1998. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues.

NET INTEREST INCOME (EXPENSE)

     Interest income was $843,000 in 1997 and $1.1 million in 1998. Changes in interest income were due primarily to changes in our cash balance during these periods. Interest expense increased from $352,000 in 1997 to $731,000 in 1998 due to additional equipment financing loans used to partially fund leasehold improvements and acquisition of equipment.

PROVISION FOR INCOME TAXES

     We incurred net operating losses in 1997 and 1998 and consequently we did not pay any federal, state or foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1996, we have financed our operations primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of December 31, 1999, we had $119.3 million in cash, cash equivalents and investments and $3.7 million available under an equipment financing line of credit.

     Our operating activities provided $14.0 million of cash in 1999. The source of cash for 1999 was primarily the receipt of research and development funding from collaborative partners, partially offset by operating expenses. Cash used in our operating activities was $2.9 million and $1.3 million for 1998 and 1997, respectively. Uses of cash in operating activities were primarily to fund net operating losses.

     Net cash used in investing activities was $81.2 million in 1999, $10.2 million in 1998 and $24.0 million in 1997. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $11.5 million in 1999, $5.8 million in 1998 and $13.2 million in 1997. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $82.1 million in 1999, $23.3 million in 1998 and $25.9 million in 1997. These amounts are primarily the proceeds we received from our initial public offering and the sale of preferred stock, net of issuance costs, equipment and leasehold improvement loan financings and proceeds from the exercise of stock options. We will repay loan financings over the next four years as follows: $3.3 million in 2000, $3.7 million in 2001, $2.5 million in 2002 and $534,000 in 2003.

     Accounts receivable and other current assets increased significantly at December 31, 1999 as compared to December 31, 1998. The increase in accounts receivable was due to an increase in government sponsored research funding. The increase in other current assets was primarily due to an increase in interest receivable from investments resulting from the timing of interest payments. Deferred revenue also increased significantly at December 31, 1999 as compared to December 31, 1998. This increase was due to the timing of the receipt of several advance payments under collaborative research programs.

     As of December 31, 1999 and 1998, our principal commitments were $6.6 million and $3.0 million, respectively. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations over the next ten years.

     We believe that our current cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 18 months.

However, we may seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during our year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activity in the future.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of SOP 98-1, as required in 1999, resulted in the Company capitalizing $595,000 of software development costs during the year ended December 31, 1999. We expense as incurred the costs associated with developing software for use in research and development activities in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" and related interpretations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the impact of SAB 101 will have no material effect on the financial position or results of operations.

DIVIDEND POLICY

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

IMPACT OF YEAR 2000

     In late 1999, we completed our Year 2000 remediation efforts and testing of our systems. As a result of those planning and implementation efforts, we did not experience any disruptions in mission critical information technology and non-information technology systems. We therefore believe that these systems successfully responded to the Year 2000 date change. We incurred expenses of approximately $50,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties upon whom we are dependent. We intend to continue monitoring our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. At this time, we do not anticipate incurring additional expenditures related to Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 1999 levels, the fair value of our portfolio would decline by approximately $706,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO FINANCIAL STATEMENTS                  PAGE
               -----------------------------                  ----
Report of Ernst & Young LLP, Independent Auditors...........   27
Balance Sheets at December 31, 1999 and 1998................   28
Statements of Operations for the years ended December 31,
  1999, 1998 and 1997.......................................   29
Statement of Stockholders' Equity for the three year period
  ended December 31, 1999...................................   30
Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997.......................................   31
Notes to Financial Statements...............................   32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Symyx Technologies, Inc.

     We have audited the accompanying balance sheets of Symyx Technologies, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symyx Technologies, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/  Ernst & Young LLP

Palo Alto, California
January 28, 2000.

                            SYMYX TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 28,943    $ 14,043
  Short-term investments....................................    21,533       9,339
  Accounts receivable.......................................       962         626
  Prepaid expenses..........................................     1,555         288
  Other current assets......................................     1,939         551
                                                              --------    --------
Total current assets........................................    54,932      24,847
Property and equipment, net.................................    23,879      16,110
Long-term investments.......................................    68,794      11,739
Other assets................................................       700         207
                                                              --------    --------
                                                              $148,305    $ 52,903
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities............  $  4,951    $  1,676
  Accrued compensation and employee benefits................       711         416
  Deferred rent.............................................       478         446
  Deferred revenue..........................................    12,189       4,172
  Current portion of equipment and facility loans...........     3,304       2,436
                                                              --------    --------
Total current liabilities...................................    21,633       9,146
Equipment and facility loans................................     6,729       7,591
Commitments
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 and 23,650,000 shares authorized at December 31, 1999 and 1998,
  respectively, issuable in series; no shares and 20,561,156 shares issued and outstanding at December 31, 1999 and
  1998, respectively........................................        --          21
Common stock, $0.001 par value, 100,000,000 and 50,000,000
  shares authorized at December 31, 1999 and 1998,
  respectively; 29,638,562 and 6,225,475 shares issued and
  outstanding at December 31, 1999 and 1998, respectively...        30           6
Additional paid-in capital..................................   142,048      54,093
Stockholder notes receivable................................      (731)       (398)
Deferred stock compensation.................................    (2,128)       (572)
Accumulated other comprehensive income......................      (189)        (44)
Accumulated deficit.........................................   (19,087)    (16,940)
                                                              --------    --------
Total stockholders' equity..................................   119,943      36,166
                                                              --------    --------
Total liabilities and stockholders' equity..................  $148,305    $ 52,903
                                                              ========    ========

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenue from collaborations and grants......................  $30,497    $13,787    $ 4,806
Operating costs and expenses:
  Research and development..................................   23,964     17,640      8,764
  General and administrative................................    6,494      4,500      2,129
  Amortization of deferred compensation.....................    3,794        188         --
                                                              -------    -------    -------
Total operating expenses....................................   34,252     22,328     10,893
                                                              -------    -------    -------
Income (loss) from operations...............................   (3,755)    (8,541)    (6,087)
Interest income.............................................    2,542      1,117        843
Interest and other expense..................................     (934)      (731)      (352)
                                                              -------    -------    -------
Net income (loss)...........................................  $(2,147)   $(8,155)   $(5,596)
                                                              =======    =======    =======
Basic and diluted net loss per share........................  $ (0.27)   $ (2.13)   $ (1.97)
                                                              =======    =======    =======
Shares used in computing basic and diluted net loss per
  share.....................................................    8,087      3,829      2,845
                                                              =======    =======    =======

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                 UNREALIZED
                                  PREFERRED STOCK     COMMON STOCK     ADDITIONAL   STOCKHOLDER     DEFERRED        GAIN
                                  ----------------   ---------------    PAID-IN        NOTES         STOCK        (LOSS) ON
                                  SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION   INVESTMENTS
                                  -------   ------   ------   ------   ----------   -----------   ------------   -----------
Balance at December 31, 1996....    9,601    $ 10     3,425    $ 3      $ 13,459       $  --        $    --         $  --
Issuance of common stock........       --      --       471      1           103          --             --            --
Issuance of Series C preferred
  stock for cash, net of
  issuance costs of $19.........    6,750       7        --     --        20,225          --             --            --
Repurchase of common stock......       --      --       (43)    --            (1)         --             --            --
Comprehensive income (loss):
  Net income (loss) for the year
    ended December 31, 1997.....       --      --        --     --            --          --             --            --
  Unrealized gain (loss) on
    available-for-sale
    securities..................       --      --        --     --            --          --             --             8
Comprehensive loss..............
                                  -------    ----    ------    ---      --------       -----        -------         -----
Balance at December 31, 1997....   16,351      17     3,853      4        33,786          --             --             8
Issuance of Series D preferred
  stock for cash, net of
  issuance costs of $36.........    4,143       4        --     --        18,606          --             --            --
Issuance of common stock........       --      --     1,532      1           642        (398)            --            --
Conversion of Class B common
  stock to common stock on a
  1:10 basis....................       --      --       840      1            (1)         --             --            --
Issuance of Series D preferred
  stock as consideration for
  technology rights.............       67      --        --     --           300          --             --            --
Deferred stock compensation.....       --      --        --     --           760          --           (760)           --
Amortization of deferred stock
  compensation..................       --      --        --     --            --          --            188            --
Comprehensive income (loss):
  Net income (loss) for the year
    ended December 31, 1998.....       --      --        --     --            --          --             --            --
  Unrealized gain (loss) on
    available-for-sale
    securities..................       --      --        --     --            --          --             --           (52)
Comprehensive loss..............
                                  -------    ----    ------    ---      --------       -----        -------         -----
Balance at December 31, 1998....   20,561      21     6,225      6        54,093        (398)          (572)          (44)
Issuance of common stock net of
  issuance costs of $7,741......       --      --     7,440      8        82,413        (361)            --            --
Repurchase of common stock......       --      --       (43)    --           (35)         28             --            --
Issuance of common stock in
  exchange for services.........       --      --        25     --           222          --             --            --
Conversion of preferred stock to
  common stock on a 7 for 9
  basis.........................  (20,561)    (21)   15,992     16             5          --             --            --
Deferred stock compensation.....       --      --        --     --         5,350          --         (5,350)           --
Amortization of deferred stock
  compensation..................       --      --        --     --            --          --          3,794            --
Comprehensive income (loss):
  Net income (loss) for the year
    ended December 31, 1999.....       --      --        --     --            --          --             --            --
  Unrealized gain (loss) on
    available-for-sale
    securities..................       --      --        --     --            --          --             --          (145)
Comprehensive loss..............
                                  -------    ----    ------    ---      --------       -----        -------         -----
Balance at December 31, 1999....       --    $ --    29,639    $30      $142,048       $(731)       $(2,128)        $(189)
                                  =======    ====    ======    ===      ========       =====        =======         =====


                                                    TOTAL
                                  ACCUMULATED   STOCKHOLDERS'
                                    DEFICIT        EQUITY
                                  -----------   -------------
Balance at December 31, 1996....   $ (3,189)      $ 10,283
Issuance of common stock........         --            104
Issuance of Series C preferred
  stock for cash, net of
  issuance costs of $19.........         --         20,232
Repurchase of common stock......         --             (1)
Comprehensive income (loss):
  Net income (loss) for the year
    ended December 31, 1997.....     (5,596)        (5,596)
  Unrealized gain (loss) on
    available-for-sale
    securities..................         --              8
                                                  --------
Comprehensive loss..............                    (5,588)
                                   --------       --------
Balance at December 31, 1997....     (8,785)        25,030
Issuance of Series D preferred
  stock for cash, net of
  issuance costs of $36.........         --         18,610
Issuance of common stock........         --            245
Conversion of Class B common
  stock to common stock on a
  1:10 basis....................         --             --
Issuance of Series D preferred
  stock as consideration for
  technology rights.............         --            300
Deferred stock compensation.....         --             --
Amortization of deferred stock
  compensation..................         --            188
Comprehensive income (loss):
  Net income (loss) for the year
    ended December 31, 1998.....     (8,155)        (8,155)
  Unrealized gain (loss) on
    available-for-sale
    securities..................         --            (52)
                                                  --------
Comprehensive loss..............                    (8,207)
                                   --------       --------
Balance at December 31, 1998....    (16,940)        36,166
Issuance of common stock net of
  issuance costs of $7,741......         --         82,060
Repurchase of common stock......         --             (7)
Issuance of common stock in
  exchange for services.........         --            222
Conversion of preferred stock to
  common stock on a 7 for 9
  basis.........................         --             --
Deferred stock compensation.....         --             --
Amortization of deferred stock
  compensation..................         --          3,794
Comprehensive income (loss):
  Net income (loss) for the year
    ended December 31, 1999.....     (2,147)        (2,147)
  Unrealized gain (loss) on
    available-for-sale
    securities..................         --           (145)
                                                  --------
Comprehensive loss..............                    (2,292)
                                   --------       --------
Balance at December 31, 1999....   $(19,087)      $119,943
                                   ========       ========

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (2,147)  $ (8,155)  $ (5,596)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     4,248      3,091      1,031
  Deferred compensation amortization........................     3,794        188         --
  Issuance of preferred stock as consideration for
     technology rights......................................        --        300         --
  Changes in assets and liabilities:
     Accounts receivable....................................      (336)      (626)        --
     Prepaid expenses.......................................    (1,267)       (16)      (153)
     Other current assets...................................    (1,388)        42       (462)
     Accounts payable and other current liabilities.........     3,275       (212)     1,540
     Deferred revenue.......................................     8,017      2,288      1,884
     Accrued compensation and employee benefits.............       295        213        160
     Deferred rent..........................................        31        159        287
     Other long-term assets.................................      (492)      (146)        (7)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    14,030     (2,874)    (1,316)
                                                              --------   --------   --------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................   (11,535)    (5,809)   (13,218)
Purchase of investments.....................................   (84,204)   (20,053)   (35,036)
Proceeds from sales of investments..........................        --      1,275     12,917
Proceeds from maturities of investments.....................    14,550     14,350     11,333
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........   (81,189)   (10,237)   (24,004)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................        --     18,610     20,231
Proceeds from issuance of common stock, net of repurchases
  and issuance costs........................................    82,053        245        103
Principal payments on equipment and facility loans..........    (2,709)    (1,166)      (430)
Proceeds from equipment and facility loans..................     2,715      5,624      6,000
                                                              --------   --------   --------
Net cash provided by financing activities...................    82,059     23,313     25,904
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    14,900     10,202        584
Cash and cash equivalents at beginning of period............    14,043      3,841      3,257
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 28,943   $ 14,043   $  3,841
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $  1,090   $    733   $    406
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Exercise of stock options for notes receivable..............  $    333   $    398   $     --
                                                              ========   ========   ========
Common shares issued and contribution of capital in
  consideration of services rendered........................  $    222   $     --   $     --
                                                              ========   ========   ========

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Symyx Technologies, Inc. (the "Company"), was incorporated on September 20, 1994 in the state of California to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. In February 1999, the Company completed a reincorporation in the state of Delaware. As a result, the accompanying financial statements have been retroactively adjusted to reflect the issuance of $.001 par value preferred stock and common stock. To date, the Company's operations have involved research and development activities, a significant portion of which has been funded by collaborative partners. The Company has had no revenues from product sales through December 31, 1999.

     On November 18, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 6,368,700 common shares for net proceeds of approximately $81,420,000. Immediately prior to the closing of the initial public offering, each outstanding share of preferred stock was converted to common stock on a seven-for-nine shares basis.

     On October 22, 1999, the stockholders approved a seven-for-nine reverse split of the Company's common stock. All share and per share amounts in the accompanying financial statements have been adjusted retroactively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents, Short-Term and Long-Term Investments

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents; investments with maturities between three and twelve months from the date of purchase are considered to be short-term investments; investments with maturities greater than twelve months from the date of purchase are considered to be long-term investments. By policy, the Company restricts its investments to instruments with maturities of less than twenty-four months.

     The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated "A" or higher and short-term obligations rated "P1" or higher by Moody's or "A1" or higher by Standard & Poor's ("S&P"), and corporate obligations, including intermediate term notes rated "A" or higher and commercial paper rated "P1" or higher by Moody's, or "A1" or higher by S&P.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such determination as of each balance sheet date. Through December 31, 1999, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. The estimated fair value amounts have been determined by the Company using available market information and commonly used valuation methodologies.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

                            SYMYX TECHNOLOGIES, INC.

     The following is a summary of the fair value of available-for-sale securities (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Money market funds......................................  $  9,994    $11,242
U.S. corporate debt securities..........................   107,745     21,268
                                                          --------    -------
          Total.........................................  $117,739    $32,510
                                                          ========    =======

     Above amounts are included in the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Cash and cash equivalents...............................  $ 27,412    $11,432
Short-term investments..................................    21,533      9,339
Long-term investments...................................    68,794     11,739
                                                          --------    -------
          Total.........................................  $117,739    $32,510
                                                          ========    =======

     Following is a reconciliation of cash and cash equivalents:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Available-for-sale securities............................  $27,412    $11,432
Cash and bank accounts...................................    1,531      2,611
                                                           -------    -------
          Total cash and cash equivalents................  $28,943    $14,043
                                                           =======    =======

     Unrealized gains and losses are not material, and have, therefore, not been shown separately; however, they have been included as a separate component in the statement of stockholders' equity. Gross realized gains and losses on sales of available-for-sale securities were immaterial.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on the straight-line method using a life of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Machinery and equipment..................................  $10,699    $ 7,128
Computers and software...................................    2,736      1,469
Leasehold improvements...................................   11,030     10,413
Construction in progress.................................    5,981        347
Furniture and fixtures...................................      689        461
                                                           -------    -------
                                                            31,135     19,818
Less accumulated depreciation and amortization...........   (7,256)    (3,708)
                                                           -------    -------
Property and equipment, net..............................  $23,879    $16,110
                                                           =======    =======

     At December 31, 1999 and 1998, property and equipment collateralized was $15,938,000 and $13,180,000 with accumulated depreciation of $6,102,000 and $3,060,000, respectively.

                            SYMYX TECHNOLOGIES, INC.

Revenue Recognition

     The Company recognizes revenues from research collaboration agreements and government grants as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful.

     Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Research and Development

     Research and development expenditures, including direct and allocated expenses, are charged to operations as incurred.

Stock-Based Compensation

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company's common stock on the date options were granted and the exercise price.

     Deferred compensation for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation for options granted to non-employees is periodically re-measured as the underlying options vest.

Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"), for all periods presented. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the following table, has been computed for the years ended December 31, 1999 and 1998 as described above, and also gives effect to the conversion of the convertible preferred stock, which converted to common stock immediately prior to the completion of the Company's initial public offering, (using the if-converted method) from the original date of issuance.

                            SYMYX TECHNOLOGIES, INC.

     The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Net loss..............................................  $(2,147)   $(8,155)   $(5,596)
                                                        =======    =======    =======
Basic and diluted:
  Weighted-average shares of common stock
     outstanding......................................    9,599      4,659      3,474
  Less: weighted-average shares subject to
     repurchase.......................................   (1,512)      (830)      (629)
                                                        -------    -------    -------
  Weighted-average shares used in computing basic and
     diluted net loss per share.......................    8,087      3,829      2,845
                                                        =======    =======    =======
Basic and diluted net loss per share..................  $ (0.27)   $ (2.13)   $ (1.97)
                                                        =======    =======    =======
Pro forma:
  Net loss............................................  $(2,147)   $(8,155)
                                                        =======    =======
  Shares used above...................................    8,087      3,829
  Pro forma adjustment to reflect weighted effect of
     conversion of convertible preferred stock........   14,080     13,908
                                                        -------    -------
  Shares used in computing pro forma basic and diluted
     net loss per share...............................   22,167     17,737
                                                        =======    =======
Pro forma basic and diluted net loss per share........  $ (0.10)   $ (0.46)
                                                        =======    =======

     The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 4,218,304, 18,862,072 and 15,558,813 for the years ended December 31, 1999, 1998 and 1997, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 4 for further information on these securities.

Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Comprehensive loss has been disclosed in the statement of stockholders' equity for all periods presented.

Segment Reporting

     Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment. Accordingly, the adoption of this Statement had no impact on the Company's financial statements.

Effect of New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This Statement establishes accounting and reporting standards

                            SYMYX TECHNOLOGIES, INC.

requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during our year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activity in the future.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of SOP 98-1, as required in 1999, resulted in the Company capitalizing $595,000 of software development costs during the year ended December 31, 1999. The Company expenses as incurred the costs associated with developing software for use in research and development activities in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" and related interpretations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

 2. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     In March 1998, the Company entered into a collaboration agreement with Bayer AG that was subsequently expanded in May 1998, January 1999 and September 1999. The January 1999 portion of the expanded collaboration is a new three year agreement. The September 1999 amendment expands the term of the March 1998 agreement through December 2000. The agreements are noncancellable other than for material breach or certain other conditions. The collaboration is focused on the discovery of catalysts, polymers, and electronic materials, including x-ray phosphors. The Company is responsible for performing research at levels defined in the agreement, including synthesis, screening and informatics. Bayer is entitled to develop and commercialize materials discovered in or under the collaboration within the defined field. Under the terms of the expanded agreement, the Company will receive $36,000,000 in guaranteed research funding and up to $60,000,000 if extended through mutual agreement. Bayer makes quarterly research payments to the Company in accordance with the collaboration agreement. In addition, in 1998 Bayer Innovation, a corporate venture fund of Bayer AG, made an investment of $5,000,000 in the Company's Series D convertible preferred stock on the same terms as other financial investors. The Company will also receive royalties or milestone payments on the sale of any products developed out of the collaboration. The agreement contains procedures by which the Company and Bayer will determine royalty rates for the sale or license of products produced under the agreement. During the years ending December 31, 1999 and 1998, the Company recognized net revenue of $9,650,000 and $5,242,000, respectively, in connection with this collaboration. Revenue in 1997 included $1,042,000 earned under a related interim agreement with Bayer.

     In September 1998, the Company entered into a three-year collaborative research agreement with Celanese Ltd. ("Celanese"). The agreement is noncancellable other than for material breach or in certain

                            SYMYX TECHNOLOGIES, INC.

other conditions. With sufficient notice, Celanese has the right to extend its period of exclusivity with respect to the field of research covered by the agreement. Symyx may receive up to $20,000,000 of research funding under the terms of this agreement. The collaboration is focused on heterogeneous catalysis for commodity chemical applications, a program that began as part of a February 1997 broad research collaboration with Hoechst AG. The program was transferred from Hoechst to its chemical and acetate products subsidiary, Celanese, in keeping with Hoechst's decision to focus exclusively on life sciences. The Company is responsible for performing research at levels defined in the agreement, including synthesis, screening and informatics. Celanese is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. The Company will receive royalties on the sale of any products commercialized under this agreement. The agreement contains procedures by which the Company and Celanese will determine royalty rates for the sale or license or products under the agreement. During the year ended December 31, 1999 and 1998, the Company recognized net revenue of $3,688,000 and $4,783,000, respectively, in connection with the Celanese/Hoechst collaboration. The Company previously had a collaboration with Hoechst pursuant to which approximately $3,667,000 of research revenue was earned in 1997. Separately, in 1998 Hoechst's subsidiary, Aventis Research and Technologies, made an equity investment of $1,800,000 in the Company's Series D convertible preferred stock on the same terms as other financial investors. Included in this amount was 51,993 shares of Series D convertible preferred stock valued at $300,000 that was granted in consideration for the transfer of certain rights to technology, the value of which was included in research and development expense.

     During 1998, the Company was awarded grants from the U.S. Office of Naval Research Defense Advanced Research Projects Agency (DARPA) and the U.S. Department of Energy. During the year ended December 31, 1999, the Company was awarded one additional grant from both the U.S. Office of Naval Research Defense Advanced Research Projects Agency (DARPA) and the U.S. Department of Energy. Under these collaboration arrangements, the Company will be reimbursed for research costs over various periods as specified in the agreements. During the years ended December 31, 1999, 1998 and 1997, revenue recognized in the aggregate under these grants was approximately $2,811,000, $1,011,000 and, $60,000, respectively.

     In January 1999, the Company entered into a three-year collaboration agreement with the Dow Chemical Company to develop polyolefin catalysts primarily directed toward the identification of new catalyst systems for the production of a wide range of plastic products. The agreement is noncancellable other than for material breach or in certain other conditions. The Company is responsible for performing research at levels defined in the agreement, including synthesis screening and information. Dow is entitled to develop and commercialize materials discovered in or under the collaboration within the defined field. Under the terms of the agreement, the Company will receive $18,000,000 in guaranteed research payments and fees, as well as royalties from polyolefin products sales resulting from the collaboration. During the year ended December 31, 1999, the Company has recognized $5,500,000 in connection with this collaboration.

     In December 1997, the Company entered into a six-month interim research funding agreement with The B.F. Goodrich Company to research polymers. The Company received $1,005,000 of research funding under the terms of this agreement. In August 1998, the interim agreement was expanded to a two-year collaborative research agreement. Under the terms of the expanded agreement, the Company would receive $3,810,000 of research funding of which $1,417,000 was received. The collaboration agreement was terminated by mutual agreement in April 1999. In consideration of the early termination of the agreement, the Company received $1,273,000 in three payments through December 1999, which were recognized as revenue during the year ended December 31, 1999. During the years ended December 31, 1999 and December 31, 1998 the Company recognized $1,935,000 and $1,722,000 respectively, in connection with the interim, collaboration and termination agreements.

                            SYMYX TECHNOLOGIES, INC.

     During 1998 and 1999, the Company entered into multiyear research agreements with several additional corporations. Under these collaboration agreements, the Company will receive research funding over various periods and would be entitled to milestone payments or royalties for any products developed out of the collaboration. Revenue recognized in aggregate under these collaborations was approximately $6,913,000 and $1,029,000 during the years ended December 31, 1999 and 1998, respectively.

 3. FACILITY LEASE AND OTHER COMMITMENTS

     The Company entered into an 11 year operating lease agreement for its facility commencing February 1, 1997, with rent payments commencing July 1, 1998. In May 1999, the Company entered into an eight-and-a-half-year operating lease agreement for an additional facility commencing October 1999.

     Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $426,000, $308,000, and $348,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future commitments under the operating leases for the facilities are as follows (in thousands):

                                  DECEMBER 31,
                                      1999
                                  ------------
2000............................     $  684
2001............................        718
2002............................        752
2003............................        786
2004............................        820
Thereafter......................      2,873
                                     ------
                                     $6,633
                                     ======

     In connection with the build out of the Company's facility, the Company entered into a loan and security agreement in January 1997 for up to $6,000,000 (of which $5,000,000 may be used for leasehold improvements). Amounts drawn under the loan bear a weighted-average interest rate of 13.9%, have a term of 48 months and are secured by the building improvements financed. The Company issued 155,555 shares of common stock to the lender at $0.19 per share in January 1997 in connection with this arrangement. As of December 31, 1999, the Company has drawn the full amount available under the arrangement.

     In December 1998, the Company entered into loan and security arrangements for up to $10,000,000 with Transamerica Business Credit and LMSI Venture Finance. Amounts drawn under the loans will bear interest rates of approximately 8.5% to 10.0%, have a term of 48 months, and are secured by equipment financed by proceeds under the agreements. Under these agreements, $5,624,000 was drawn in 1998 and an additional $2,715,000 was drawn in 1999. Due to a partial repayment of these loans during 1998 and 1999, the Company had available an additional $3,740,000 at December 31, 1999.

     Future principal payments under the loan agreements are as follows as of December 31, 1999 (in thousands):

                                  DECEMBER 31,
                                      1999
                                  ------------
2000............................    $ 3,305
2001............................      3,720
2002............................      2,468
2003............................        534
                                    -------
Total principal payments........    $10,027
                                    =======

                            SYMYX TECHNOLOGIES, INC.

     The carrying value of these loans approximates their fair value based on a comparison to debt arrangements with similar terms and conditions.

 4. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     In September 1999, the board of directors approved an amendment to the Company's articles of incorporation to authorize 10,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights and an increase in the authorized number of shares of common stock to 100,000,000 shares.

     Immediately prior to closing of the initial public offering in November 1999, all 20,561,156 outstanding shares of Series A, B, C and D Convertible preferred stock of the Company were converted into 15,991,849 shares of common stock.

Common Stock

     Included in the common shares outstanding at December 31, 1999 and 1998 are 1,379,806 and 1,141,539 shares of common stock subject to repurchase rights, which generally expire ratably over four or five years from date of issuance. Certain of these shares were issued pursuant to full-recourse notes receivable, which bear interest at rates between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of the participant's employment with the Company, or on various dates beginning in February 2003. In 1998, the Company sold 525,000 shares of common stock to its Chief Executive Officer concurrent with the commencement of his employment. The shares are subject to the Company's right of repurchase, in the event of termination, which lapses over a four year period.

     As of December 31, 1999, the Company has reserved 3,711,353 shares of common stock for future issuance in relation to the Company's Stock option plans.

Stock Option Plans

     The Company's 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees and consultants.

     During 1997, the Company's board of directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the "Plans"). The 1997 Stock Option Plan provides for the issuance of options for up to 5,346,556 shares of common stock to employee and consultants. In October 1999, the Company's stockholders approved an annual increase, beginning in fiscal year 2000, in the number of shares of common stock reserved for issuance under the 1997 Stock Plan equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the board of directors.

     Stock options granted under the Plans may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. The options expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. If, at the time the Company grants an option, the optionee owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value on the date of grant and shall not be exercisable more than five years after the date of grant. The board of directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with

                            SYMYX TECHNOLOGIES, INC.

different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option. The Company allows early exercise of options, subject to repurchase rights until such options are fully vested.

     A summary of activity under the Stock Option Plans is as follows:

                                                               OUTSTANDING STOCK OPTIONS
                                                       -----------------------------------------
                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                       NUMBER OF        EXERCISE       EXERCISE
                                                         SHARES          PRICE           PRICE
                                                       ----------    --------------    ---------
Balance at December 31, 1996.........................     892,218    $0.01 - $ 0.19      $0.19
Options granted......................................   1,611,997    $0.19 - $ 0.39      $0.32
Options exercised....................................    (315,643)   $0.01 - $ 0.39      $0.23
Options canceled.....................................     (46,988)           $ 0.19      $0.19
                                                       ----------
Balance at December 31, 1997.........................   2,141,584    $0.01 - $ 0.39      $0.28
Options granted......................................   1,205,430    $0.39 - $ 0.96      $0.71
Options exercised....................................  (1,162,909)   $0.19 - $ 0.96      $0.28
Options canceled.....................................    (229,885)   $0.19 - $ 0.58      $0.26
                                                       ----------
Balance at December 31, 1998.........................   1,954,220    $0.19 - $ 0.96      $0.54
Options granted......................................   2,209,817    $0.96 - $33.00      $7.50
Options exercised....................................  (1,071,580)   $0.19 - $12.00      $0.93
Options canceled.....................................    (253,959)   $0.19 - $ 1.93      $0.64
                                                       ----------
Balance at December 31, 1999.........................   2,838,498    $0.01 - $33.00      $5.80
                                                       ==========

     At December 31, 1999 and 1998, vested and outstanding options for 580,476, and 282,412 shares were exercisable at weighted-average exercise prices of $1.84, and $0.35, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $4.01, $0.35, and $0.16, respectively. At December 31, 1999, options for shares of common stock available for future grants under the 1997 Stock Option Plan are 872,855.

     An analysis of options outstanding at December 31, 1999 is as follows:

                                     WEIGHTED-                                 OPTIONS VESTED
                    OPTIONS           AVERAGE            OPTIONS        -----------------------------
                 OUTSTANDING AT      REMAINING          WEIGHTED-        VESTED AT       WEIGHTED-
   EXERCISE       DECEMBER 31,      CONTRACTUAL          AVERAGE        DECEMBER 31,      AVERAGE
     PRICE            1999              LIFE          EXERCISE PRICE        1999       EXERCISE PRICE
   --------      --------------   ----------------   ----------------   ------------   --------------
                                     (IN YEARS)
$ 0.19 - $ 0.39      556,900            7.40              $ 0.32          175,223          $ 0.28
$ 0.58 - $ 0.96      542,286            8.66              $ 0.96          296,484          $ 0.96
$ 1.93 - $ 6.43      695,268            9.24              $ 3.73           67,051          $ 3.50
$11.57 - $12.00    1,003,156            9.66              $11.97           41,718          $11.96
$23.50 - $33.00       40,888            9.78              $28.59               --          $28.59
                   ---------                                              -------
                   2,838,498            8.92              $ 5.80          580,476          $ 1.84
                   =========                                              =======

     Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company's initial public offering in November 1999 were estimated at the date of grant using the minimum value method with the following weighted-average assumptions listed below. Options

                            SYMYX TECHNOLOGIES, INC.

granted following the Company's November 1999 initial public offering have been valued using the Black-Scholes method with an expected stock volatility of 0.7 and the weighted-average assumptions:

                                                  1999        1998       1997
                                                ---------    -------    -------
Expected dividend yield.......................          0%         0%         0%
Risk-free interest rate.......................       5.50%      5.25%      6.11%
Expected life.................................  3.5 years    5 years    5 years

     Had the Company valued its stock options according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income
(loss) per share would have been as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
Net income (loss):
  As reported.................................  $(2,147)   $(8,155)   $(5,596)
                                                =======    =======    =======
  Pro forma for SFAS 123......................  $(3,031)   $(8,226)   $(5,640)
                                                =======    =======    =======
Basic and diluted net income (loss) per share:
  As reported.................................  $ (0.27)   $ (2.13)   $ (1.97)
                                                =======    =======    =======
  Pro forma for SFAS 123......................  $ (0.37)   $ (2.15)   $ (1.98)
                                                =======    =======    =======

     During the years ended December 31, 1999 and 1998, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. During the years ended December 31, 1999 and 1998, the Company also recorded deferred compensation with respect to stock options granted to consultants totaling $1,502,000 and $155,000, respectively. Options granted to consultants are generally variable awards and are revalued at the end of each accounting period in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 1998 and 1999: estimated volatility between 0.5 and 0.7, risk-free interest rate of 5.0%, no dividend yield; and an expected life of the option equal to the full term, generally ten years from the date of grant. The resulting values are charged to expense as they are earned. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 1999 and 1998, the Company recorded amortization of deferred stock compensation expense of approximately $3,794,000 and $188,000, respectively. At December 31, 1999, the Company had a total of approximately $2.1 million remaining to be amortized over the corresponding vesting period of each respective option, generally five years.

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying statements of operations (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                       1999      1998     1997
                                                      -------    -----    -----
Research and Development............................  $2,664     $173     $ --
General and Administrative..........................   1,130       15       --
                                                      ------     ----     ----
          Total.....................................  $3,794     $188     $ --
                                                      ======     ====     ====

Stock Purchase Plan

     In October 1999, the Company's stockholders approved the adoption of the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase

                            SYMYX TECHNOLOGIES, INC.

common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on November 18, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, beginning with fiscal 2000, equal to the lessor of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the board of directors.

 5. INCOME TAXES

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 1999, 1998 and 1997.

     As of December 31, 1999, the Company had a federal net operating loss carry forward of approximately $11.3 million. The Company also had federal research and development credit carryforwards of approximately $600,000 The net operating loss and credit carryforwards will expire at various dates beginning in 2010 through 2019, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Deferred tax assets:
Net operating loss carryforwards.........................  $ 4,000    $ 5,800
Tax credit carryforwards.................................    1,500        800
Deferred revenue.........................................      600         --
Capitalized research and development.....................      200        300
Other....................................................      700        500
                                                           -------    -------
Total deferred tax assets................................    7,000      7,400
Valuation allowance for deferred tax assets..............   (7,000)    (7,400)
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
                                                           =======    =======

     SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior year, the Company has provided a full valuation allowance against its net deferred tax assets.

     The net valuation allowance increased by $4,000,000 and $1,200,000 during the years ended December 31, 1998 and 1997, respectively.

 6. RELATED PARTY TRANSACTIONS

     The Company has implemented a program under which directors, executive officers and certain other employees are permitted to purchase restricted stock or to exercise stock options pursuant to full recourse

                            SYMYX TECHNOLOGIES, INC.

promissory notes. The notes bear interest between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of employment or on various dates beginning February 2003. In 1999 and 1998, loans were made in the amount of $333,600 and $397,750, respectively, pursuant to this program. In addition, in 1998, the Company loaned $300,000 to an officer in connection with certain relocation expenses. The loan was repaid in full in July 1999.

 7. SUBSEQUENT EVENTS (UNAUDITED)

     In January 2000, the Company signed a strategic collaboration with PE Biosystems, a PE Corporation business, to develop Symyx's proprietary polymer synthesis materials and methods for use in the analysis of DNA. This collaboration is the first to result from the Company's internal efforts to discover, develop and commercialize proprietary materials in the areas of specialty polymers, fine chemical catalysts and electronic materials. Under the collaboration agreement, the Company and PE Biosystems will jointly design polymers as well as the methods and instrumentation for screening those polymers. Also, under the terms of the two year agreement, the Company will receive payments for development funding and late stage licensing royalties on any products commercialized as a result of this collaboration. In addition, the Company received a payment for the transfer of existing development compounds.

     In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid an amount of $750,000 and issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. The exercise of this option will be accounted for as an acquisition of technology and the associated costs will be amortized over the expected useful life of the technology.

     In February 2000, the Company entered into an agreement to lease an additional approximately 36,500 square feet of office space in Sunnyvale, California. The lease will commence on October 1, 2000 and has an initial term of ten years with an option to extend the initial term for an additional five years. The base rent will commence at approximately $91,000 per month and escalate to approximately $130,000 per month over the initial term of the lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following Financial Statements of Symyx Technologies, Inc. and Report of Ernst & Young LLP, have been filed as part of this Form 10-K. See index to Financial statements under Item 8, above:

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors
Balance Sheets at December 31, 1999 and 1998
Statements of Operations for the years ended December 31,
  1999, 1998 and 1997
Statement of Stockholders' Equity for the three year period
  ended December 31, 1999
Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997
Notes to Financial Statements

(a)2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a)3. EXHIBITS

     Refer to (C) below.

(b) REPORTS ON FORM 8-K

     The Company was not required to and did not file any reports on Form 8-K during the period from December 31, 1999 to date of filing.

(c) EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
 #3.1       Amended and Restated Certificate of Incorporation
 @3.2       Bylaws of Symyx
 *4.1       Specimen Common Stock Certificate
 *5.1       Opinion of Wilson Sonsini Goodrich & Rosati, Professional
            Corporation
*10.1       Restated Investors Rights Agreement dated March 27, 1998
*10.2       1996 Stock Plan and forms of agreements thereunder
*10.3       1997 Stock Plan and forms of agreements thereunder
*10.4       1999 Employee Stock Purchase Plan
*10.5       Form of Director and Executive Officer Indemnification
            Agreement
*10.6       Form of Change of Control Agreement between Symyx and the
            following individuals: Steven D. Goldby, Isy Goldwasser,
            Jeryl L. Hilleman, and W. Henry Weinberg
*10.7       Standard Industrial/Commercial Single-Tenant Lease dated
            November 15, 1996 between Symyx and Patrick and Bette Ng,
            Co-Trustees for The Ng Living Trust, for office space
            located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
*10.7(a)    First Amendment to Lease between Symyx and Patrick and Bette
            Ng, Co-Trustees for The Ng Living Trust
*10.8       Collaboration Agreement dated March 1, 1998 between Symyx
            and Bayer AG

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
*10.8(a)    Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
*10.8(b)    Amendment No. 2 dated November 1, 1998 to Collaboration
            Agreement between Symyx and Bayer AG
*10.8(c)    Amendment No. 3 dated January 1, 1999 to Collaboration
            Agreement between Symyx and Bayer AG
*10.8(d)    Amendment No. 4 dated September 15, 1999 to Collaboration
            Agreement between Symyx and Bayer AG
*10.9       Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
*10.10      Collaborative Research and License Agreement dated January
            1, 1999 between Symyx and The Dow Chemical Company
*10.11      License Agreement dated June 22, 1995 between Symyx and
            Lawrence Berkeley Laboratory, on behalf of The Regents of
            the University of California
*10.12      License and Supply Agreement effective August 6, 1999
            between Symyx and Argonaut Technologies, Inc.
 27.1       Financial Data Schedule

---------------
# Incorporated by reference to exhibit 3.1(b) filed with our Registration
  Statement on Form S-1 (File No. 333-87453), as amended.
@ Incorporated by reference to exhibit 3.2(b) filed with our Registration
  Statement on Form S-1 (File No. 333-87453), as amended.
 * Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-87453), as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYMYX TECHNOLOGIES, INC.
                                          (Registrant)

March 14, 2000                            By:     /s/ STEVEN D. GOLDBY
                                            ------------------------------------
                                                      Steven D. Goldby
                                                  Chief Executive Officer
                                                 and Chairman of the Board

March 14, 2000                            By:     /s/ JERYL L. HILLEMAN
                                            ------------------------------------
                                                     Jeryl L. Hilleman
                                                 Senior Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven D. Goldby and Jeryl L. Hilleman, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
By: /s/ STEVEN D. GOLDBY                                   Chief Executive Officer and   March 14, 2000
                                                              Chairman of the Board
--------------------------------------------------------  (Principal Executive Officer)
    Steven D. Goldby

By: /s/ JERYL L. HILLEMAN                                   Senior Vice President and    March 14, 2000
                                                                 Chief Financial
--------------------------------------------------------   Officer(Principal Financial
    Jeryl L. Hilleman                                        and Accounting Officer)

By: /s/ THOMAS R. BARUCH                                            Director             March 14, 2000
--------------------------------------------------------
    Thomas R. Baruch

By:                                                                 Director
--------------------------------------------------------
    Samuel D. Colella

By: /s/ MARTIN GERSTEL                                              Director             March 14, 2000
--------------------------------------------------------
    Martin Gerstel

By: /s/ BARON GAULTHAUS KRAIJENHOFF                                 Director             March 14, 2000
--------------------------------------------------------
    Baron Gaulthaus Kraijenhoff

By: /s/ FRANCOIS A. L'EPLATTENIER                                   Director             March 14, 2000
--------------------------------------------------------
    Francois A. L'Eplattenier

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
By: /s/ KENNETH J. NUSSBACHER                                       Director             March 14, 2000
----------------------------------------------------
Kenneth J. Nussbacher

By: /s/ MARIO M. ROSATI                                             Director             March 14, 2000
--------------------------------------------------------
    Mario M. Rosati

By: /s/ PETER G. SCHULTZ                                            Director             March 14, 2000
--------------------------------------------------------
    Peter G. Schultz

By: /s/ ISAAC STEIN                                                 Director             March 14, 2000
--------------------------------------------------------
    Isaac Stein

                               INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                       DESCRIPTION OF DOCUMENT
    --------                      -----------------------
     #3.1       Amended and Restated Certificate of Incorporation
     @3.2       Bylaws of Symyx
     *4.1       Specimen Common Stock Certificate
     *5.1       Opinion of Wilson Sonsini Goodrich & Rosati, Professional
                Corporation
    *10.1       Restated Investors Rights Agreement dated March 27, 1998
    *10.2       1996 Stock Plan and forms of agreements thereunder
    *10.3       1997 Stock Plan and forms of agreements thereunder
    *10.4       1999 Employee Stock Purchase Plan
    *10.5       Form of Director and Executive Officer Indemnification
                Agreement
    *10.6       Form of Change of Control Agreement between Symyx and the
                following individuals: Steven D. Goldby, Isy Goldwasser,
                Jeryl L. Hilleman, and W. Henry Weinberg
    *10.7       Standard Industrial/Commercial Single-Tenant Lease dated
                November 15, 1996 between Symyx and Patrick and Bette Ng,
                Co-Trustees for The Ng Living Trust, for office space
                located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
    *10.7(a)    First Amendment to Lease between Symyx and Patrick and Bette
                Ng, Co-Trustees for The Ng Living Trust
    *10.8       Collaboration Agreement dated March 1, 1998 between Symyx
                and Bayer AG
    *10.8(a)    Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
    *10.8(b)    Amendment No. 2 dated November 1, 1998 to Collaboration
                Agreement between Symyx and Bayer AG
    *10.8(c)    Amendment No. 3 dated January 1, 1999 to Collaboration
                Agreement between Symyx and Bayer AG
    *10.8(d)    Amendment No. 4 dated September 15, 1999 to Collaboration
                Agreement between Symyx and Bayer AG
    *10.9       Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
    *10.10      Collaborative Research and License Agreement dated January
                1, 1999 between Symyx and The Dow Chemical Company
    *10.11      License Agreement dated June 22, 1995 between Symyx and
                Lawrence Berkeley Laboratory, on behalf of The Regents of
                the University of California
    *10.12      License and Supply Agreement effective August 6, 1999
                between Symyx and Argonaut Technologies, Inc.
     27.1       Financial Data Schedule

---------------
# Incorporated by reference to exhibit 3.1(b) filed with our Registration
  Statement on Form S-1 (File No. 333-87453), as amended.
@ Incorporated by reference to exhibit 3.2(b) filed with our Registration
  Statement on Form S-1 (File No. 333-87453), as amended.
 * Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-87453), as amended.