Form 10-Q
period 2000-03-31
SYMYX TECHNOLOGIES INC
filed 2000-05-09
CIK 1095330

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number:


                            SYMYX TECHNOLOGIES, INC.
          (Exact name of Registrant issuer as specified in its charter)




                 DELAWARE                                 77-0397908
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)


  3100 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA         95051
       (Address of principal executive offices)          (Zip code)


                                 (408) 764-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 17, 2000, Registrant had outstanding 29,734,925 Common Stock, $.001 par value.

================================================================================

                                TABLE OF CONTENTS



                                                                                       PAGE
                                                                                       ----
                          PART I: FINANCIAL INFORMATION

Item  1.   Financial Statements (unaudited):
           Condensed Statements of Operations - three months ended March 31, 2000 and
           1999......................................................................... 2
           Condensed Balance Sheets - March 31, 2000 and December 31, 1999.............. 3
           Condensed Statements of Cash Flows - three months ended March 31, 2000 and
           1999......................................................................... 4
           Notes to Condensed Financial Statements...................................... 5
Item  2    Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................... 8
Item  3.   Quantitative and Qualitative Disclosures About Market Risk...................17



                           PART II: OTHER INFORMATION

Item  1.   Legal Proceedings............................................................18
Item  2.   Changes in Securities and Use of Proceeds....................................18
Item  3.   Defaults Upon Senior Securities..............................................18
Item  4.   Submission of Matters to a Vote of Security Holders..........................18
Item  5.   Other Information............................................................18
Item  6.   Exhibits and Reports on Form 8-K.............................................18

           Signatures...................................................................19

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SYMYX TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                    --------------------
                                                                      2000        1999
                                                                    -------      -------
  Revenues:
    Revenue from collaborations and grants .....................    $ 9,091      $ 7,041
    Product and license revenue ................................      2,960           --
                                                                    -------      -------
          Total revenues .......................................     12,051        7,041
  Operating costs and expenses:
    Cost of products sold ......................................        196           --
    Research and development ...................................      8,581        5,447
    Sales, general and administrative ..........................      3,093        1,843
                                                                    -------      -------
          Total operating expenses .............................     11,870        7,290
                                                                    -------      -------
  Income (loss) from operations ................................        181         (249)
  Interest income (expense), net ...............................      1,493          177
                                                                    -------      -------
  Net income (loss) ............................................    $ 1,674      $   (72)
                                                                    =======      =======
  Net income (loss) per share (Basic) ..........................    $  0.06      $ (0.01)
                                                                    =======      =======
  Net income (loss) per share (Diluted).........................    $  0.05      $ (0.01)

                                                                    =======      =======
  Shares used in computing basic net income (loss) per share....     28,351        5,063
                                                                    =======      =======
  Shares used in computing diluted net income (loss) per share..     30,726        5,063
                                                                    =======      =======

                   See accompanying notes to condensed financial statements

                            SYMYX TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                                        MARCH 31,     DECEMBER 31,
                                                                         2000             1999
                                                                       ---------      -----------
                                                                      (UNAUDITED)     (NOTE 1)

ASSETS
Current assets:
  Cash and cash equivalents .....................................       $ 44,224        $ 28,943
  Short-term investments ........................................          2,481          21,533
  Accounts receivable ...........................................          1,102             962
  Prepaid expenses ..............................................          1,341           1,555
  Inventories ...................................................          1,395             462
  Other current assets ..........................................          1,652           1,477
                                                                        --------        --------
Total current assets ............................................         52,195          54,932
Property and equipment, net .....................................         25,928          23,879
Long-term investments ...........................................         68,164          68,794
Other assets ....................................................          2,117             700
                                                                        --------        --------
                                                                        $148,404        $148,305
                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities ................       $  3,449        $  4,951
  Accrued compensation and employee benefits ....................          1,024             711
  Deferred rent .................................................            486             478
  Deferred revenue ..............................................         11,523          12,189
  Current portion of equipment and facility loans ...............          3,399           3,304
                                                                        --------        --------
Total current liabilities .......................................         19,881          21,633
Equipment and facility loans ....................................          5,843           6,729

Stockholders' equity:
Preferred stock, 10,000,00 shares authorized, issuable in
  series; no shares issued and outstanding ......................             --              --

Common stock, $0.001 par value, 100,000,000 shares authorized and
  29,701,338 and 29,638,562 shares issued and outstanding at
  March 31, 2000 and December 31, 1999, respectively ............             30              30
Additional paid-in capital ......................................        142,921         142,048
Stockholder notes receivable ....................................           (731)           (731)
Deferred stock compensation .....................................         (1,782)         (2,128)
Unrealized gain (loss) on investments ...........................           (345)           (189)
Accumulated deficit .............................................        (17,413)        (19,087)
                                                                        --------        --------
Total stockholders' equity ......................................        122,680         119,943
                                                                        --------        --------
Total liabilities and stockholders' equity ......................       $148,404        $148,305
                                                                        ========        ========


                  See accompanying notes to condensed financial statements.

                            SYMYX TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                             ----------------------
                                                                              2000           1999
                                                                             -------       --------
  OPERATING ACTIVITIES
  Net income (loss) ..................................................       $ 1,674       $    (72)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................         1,506            987
     Deferred compensation amortization ..............................           323            954
     Changes in assets and liabilities:
     Accounts receivable .............................................          (140)          (909)
     Inventories .....................................................          (933)            --
     Prepaid expenses ................................................           214            (98)
     Other current assets ............................................          (175)          (300)
     Accounts payable and other current liabilities ..................        (1,502)          (505)
     Deferred revenue ................................................          (666)         3,479
     Accrued compensation and employee  benefits .....................           313             37
     Deferred rent ...................................................             8              8
     Other long-term assets ..........................................            (4)          (128)
                                                                             -------       --------
  Net cash provided by operating activities ..........................           618          3,453

  INVESTING ACTIVITIES
  Purchase of property and equipment, net ............................        (3,371)        (1,232)
  Purchase of investments ............................................        (2,961)       (11,731)
  Proceeds from maturities of investments ............................        22,355          2,000
  Acquisition of  technology .........................................          (650)            --
                                                                             -------       --------
  Net cash provided by (used in) investing activities ................        15,373        (10,963)

  FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of repurchases .........            81            100
  Principal payments on equipment and facility loans .................          (791)          (582)
                                                                             -------       --------
  Net cash used in financing activities ..............................          (710)          (482)
                                                                             -------       --------
  Net increase (decrease) in cash and cash equivalents ...............        15,281         (7,992)
  Cash and cash equivalents at beginning of period ...................        28,943         14,043
                                                                             -------       --------
  Cash and cash equivalents at end of period .........................       $44,224       $  6,051
                                                                             =======       ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid ......................................................       $   256       $    336
                                                                             =======       ========

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common shares issued and contribution of capital in consideration of
     technology acquisition ..........................................       $   815       $     --
                                                                             =======       ========


                   See accompanying notes to condensed financial statements

                            SYMYX TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BUSINESS AND BASIS OF PRESENTATION

     Symyx Technologies, Inc. (the "Company") was incorporated on September 20, 1994 in the state of California to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. In February 1999, the Company completed a re-incorporation in the State of Delaware. To date, the Company's operations have involved research and development activities, a significant portion of which has been funded by collaborative partners and in the three months ended March 31, 2000 the Company generated its first product and license revenue.

     On November 18, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 6,368,700 common shares for net proceeds of approximately $81,420,000. Immediately prior to the closing of the initial public offering, each outstanding share of preferred stock was converted to common stock on a seven-for-nine share basis.

     The accompanying unaudited condensed financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000 and results of operations and cash flows for all periods presented have been made. The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

Comprehensive Income (Loss)

     The company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Comprehensive income amounted to approximately $1,518,000 for the three months ended March 31, 2000 compared to a comprehensive loss of approximately $84,000 for the three months ended March 31, 1999.

Inventories

     Work in process is the only component of inventories for all periods presented and comprises instruments in the process of being built for customers.

Revenue Recognition

     The Company recognizes revenues from research collaboration agreements and government grants as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with these contracts and grants are reported as research and development expense.

     Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

                            SYMYX TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


1.   BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Revenue Recognition (continued)

     Product and license revenues include sales of Discovery Tools hardware, software and maintenance together with amounts earned for licenses to third parties licensed under the Company's intellectual property. Product revenues from the sale of Discovery Tools are recognized when earned, which is generally upon shipment, transfer of title to and acceptance by the customer. Reserves are provided for warranty expenses at the time the associated revenue is recognized. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     Amounts earned from third parties licensed under the Company's intellectual property are recognized when earned under the terms of the related agreements.


2.   ACQUISITION OF TECHNOLOGY

In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid an amount of $750,000 and issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. The exercise of this option has been accounted for as an acquisition of technology and the associated costs will be amortized over the expected useful life of the technology.


3.   EARNINGS PER SHARE

     Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 2000 and 1999 is as follows (in thousands):


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           -------------------
                                                            2000        1999
                                                           ------     -------
   Weighted average outstanding shares...............      29,689       6,460

   Shares subject to a right of repurchase............     (1,338)     (1,397)
                                                           ------     -------
   Weighted average outstanding - used for basic......     28,351       5,063

   Options value using treasury stock method..........      2,375          --
                                                           ------     -------
   Weighted average outstanding and dilutive
   equivalents - used for diluted.....................     30,726       5,063
                                                           ======      ======

                            SYMYX TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4.   DEFERRED COMPENSATION

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):


                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 ----------------
                                                 2000        1999
                                                 -----       ----
  Research and Development.....................    227        516
  Sales, General and Administrative............     96        438

                                                 -----       ----
  Total........................................   $323       $954
                                                  ====       ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors Affecting Future Results".

OVERVIEW

     Symyx was founded in September 1994 and began significant operations in April 1996. To date, our revenues and cash flows from operations have come from research collaborations with large chemical and electronics companies, government grants and sale of product and licenses. Our current corporate collaborators are Agfa-Gavaert N.V., BASF AG, Bayer AG, Celanese Ltd., The Dow Chemical Company, Osram Opto Semiconductors GmbH & Co. OHG, PE Corporation, Inc. through its PE Biosystems Group and Unilever UK Central Resources Ltd. These agreements are generally for a two or three year guaranteed term. Four of our research contracts commenced in 1999, representing approximately half of our committed revenue. We expect that our cash flows and revenue for the remainder of 2000 and 2001 will be comprised in large part of payments to be made and revenue to be earned under these agreements together with product and license revenue particularly from our Discovery Tools business. Four of our research contracts may end by their terms in 2000.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

        - catalysts to manufacture commodity chemicals and polyolefins;

        - catalysts and polymers for life science applications; and

        - new electronic materials.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     We have incurred significant losses since our inception. As of March 31, 2000, our accumulated deficit was approximately $17.4 million. We expect to incur additional operating losses over at least the next year as we continue to expand staffing, equipment and facilities. See "Factors Affecting Future Results."

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     We recognize revenues from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of March 31, 2000, we have deferred revenues of approximately $11.5 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

        - payments under existing and possible future collaborative arrangements;

        - government research grants;

        - royalties from our partners based on revenues received from any products commercialized under those agreements;

        - sales of Discovery Tools and other instruments; and

        - sales of products or license of technologies discovered in our internal research programs.

We recognize revenues from the sale of products and from licenses when earned under the terms of the related agreements.

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

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options. We recorded amortization of deferred compensation of approximately $323,000 and $954,000 during the 3 month periods ended March 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

Revenues

     Our total revenues increased to $12.1 million for the three months ended March 31, 2000, up 71% from $7.0 million in the same period in 1999. For the first time, the company generated product and license revenue, with $3.0 million in revenue from the delivery of Symyx Proprietary Materials to PE Biosystems and the delivery of a Discovery Tools(TM) system to the Instituto Mexicano Del Petroleo. Service revenue from Industry Collaborations also increased 29% to $9.1 million, up from $7.0 million for the quarter ended March 31, 1999, due to increased funding under current collaborations and the addition of three new agreements. Bayer, Celanese and The Dow Chemical Company accounted for 23%, 9% and 12% of total revenue for the three months ended March 31, 2000, and 32%, 12% and 20% of revenue for the same period in 1999.

     Revenue from research collaborations exceeded research and development expense for the three month periods ended March 31, 2000 and 1999. The excess of revenue over research and development costs was primarily due to Technology Access Fees, which are being recognized over the term of the agreements, and higher reimbursement rates under certain collaboration agreements.

Research and Development Expenses

     Our research and development expenses consist primarily of:

        - salaries and other personnel-related expenses;

        - facility costs;

        - supplies; and

        - depreciation of facilities and laboratory equipment.

     Research and development expenses increased 58% to $8.6 million in the three months ended March 31, 2000 compared to $5.4 million for the same period in 1999. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

    Research and development expenses represented 71% of total revenues in the three months ended March 31, 2000 and 77% of total revenues for the same period in 1999. The decrease as a percentage of total revenues was due primarily to revenue increases associated with the addition of significant contracts in 2000. Our core business is research and development. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

    Our sales, general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. Sales, general and administrative expenses increased 68% to $3.1 million in the three months ended March 31, 2000, from $1.8 million for the same period in 1999. Expenses increased primarily due to increased salaries, consultant and other personnel related costs due to additional staffing necessary to manage and support our growth. Expenses also increased due to an increase in travel costs related mainly to business development and sales efforts, an increase in public relations costs associated with being a public company, an increase in insurance and license costs and expenses related to a proposed stock offering which was withdrawn during the three months ended March 31, 2000. These increases were partially offset by a decrease in the deferred compensation charge.

    Sales, general and administrative expenses represented 26% of total revenues for the 3 months ended March 31, 2000 and 26% of total revenues for the same period in 1999. We expect that our general and administrative expenses will increase in absolute dollar amounts as we:

        - expand our business development and administrative staff;

        - add facilities; and

        - incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

Net Interest Income (Expense)

    Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income increased to approximately $1.8 million for the three months ended March 31, 2000 from $451,000 for the same period in 1999. This increase was due to higher average cash balances. Interest expense decreased to $265,000 from $274,000 for the same period in 1999. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

Provision for Income Taxes

    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the three month periods ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date, primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock, totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of March 31, 2000, we had $114.9 million in cash, cash equivalents and investments and $3.7 million available under an equipment financing line of credit.

    Our operating activities provided $618,000 of cash for the three months ended March 31, 2000 and $3.5 million for the three months ended March 31, 1999. The source of cash was primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

    Net cash provided by investing activities was $15.4 million for the three months ended March 31, 2000. Investing activities used cash totaling $11.0 million for the same period in 1999. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $3.4 million for the three months ended March 31, 2000 and $1.2 million for the same period in 1999. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

    Financing activities used cash totaling $710,000 for the three months ended March 31, 2000 and $482,000 for the same period in 1999. These amounts are primarily repayment of equipment and leasehold improvement loan financings partially offset by the proceeds from the exercise of stock options.

    Accounts receivable and other current assets increased at March 31, 2000 as compared to December 31, 1999. The increase in accounts receivable was due primarily to the timing of receipts from government sponsored research funding. The increase in other current assets was primarily due to an increase in interest receivable from investments resulting from the timing of interest payments. Deferred revenue decreased at March 31, 2000 as compared to December 31, 1999. This decrease was due to the timing of the receipt of advance payments under collaborative research programs.

    As of March 31, 2000, our principal commitments were $29.1 million. Principal commitments consisted of our obligations under operating leases. These obligations are due over the next ten years.

    We believe that our current cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, we may seek additional financing within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

    A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

FACTORS AFFECTING FUTURE RESULTS

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

   -  the size and timing of late stage licensing agreements we may enter into;
      and

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

OTHER RISK FACTORS

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS

   Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 33.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

   The market price of our common stock since our initial public offering has increased dramatically and has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

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

POTENTIAL SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO DECLINE

   If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. On May 17, 2000, approximately 23.0 million shares of our common stock held by existing stockholders will become freely tradable, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1999.

PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

        Report of Use of Proceeds from Initial Public Offering date November 18, 1999

         Aggregate offering price                          $89,161,800
         Expenses incurred in connection with offering      7, 741,326
                                                           -----------
         Net offering proceeds to issuer                    81,420,474
         Purchase of equipment                               9,031,936
         Temporary investment in marketable securities      55,282,253
         Working capital                                    17,106,285


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

      27.01   Financial Data Schedule

    (b)  Reports on Forms 8-K.

      The Company did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   SYMYX TECHNOLOGIES,INC.
                                       (Registrant)




Date:  May 9, 2000
                                   /s/ Steven D.Goldby
                                   Steven D. Goldby
                                   Chairman of the Board,
                                   Chief Executive Officer
                                  (Principle Executive Officer)


Date:  May 9, 2000
                                   /s/ Jeryl L. Hilleman
                                   Jeryl L. Hilleman
                                   Senior Vice President,
                                   Chief Financial Officer
                                  (Principle Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
-------                           -----------
27.01                        Financial Data Schedule