Form 10-Q
period 2000-06-30
SYMYX TECHNOLOGIES INC
filed 2000-08-08
CIK 1095330

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                    FORM 10-Q

                                   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 2, 2000, Registrant had outstanding 29,893,627 Common Stock, $.001 par value.

================================================================================

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                          PART I: FINANCIAL INFORMATION

Item  1.  Financial Statements (unaudited):
          Condensed Statements of Operations - three and six months ended June 30, 2000 and 1999 ....   2
          Condensed Balance Sheets - June 30, 2000 and December 31, 1999 ............................   3
          Condensed Statements of Cash Flows - six months ended June 30, 2000 and 1999 ..............   4
          Notes to Condensed Financial Statements ...................................................   5
Item  2   Management's Discussion and Analysis of Financial Condition and Results of Operations .....   8
Item  3.  Quantitative and Qualitative Disclosures About Market Risk ................................  17



                           PART II: OTHER INFORMATION

Item  1.  Legal Proceedings .........................................................................  18
Item  2.  Changes in Securities and Use of Proceeds .................................................  18
Item  3.  Defaults Upon Senior Securities ...........................................................  18
Item  4.  Submission of Matters to a Vote of Security Holders .......................................  18
Item  5.  Other Information .........................................................................  18
Item  6.  Exhibits and Reports on Form 8-K ..........................................................  18


          Signatures ................................................................................  19

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SYMYX TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30                      JUNE 30
                                                                   ----------------------       -----------------------
                                                                     2000           1999          2000           1999
                                                                   --------        ------       --------        -------
Revenues:
  Revenue from collaborations and grants ...................       $  8,482        $8,589       $ 17,573        $15,630
  Product and license revenue ..............................          2,565            --          5,525             --
                                                                   --------        ------       --------        -------
        Total revenues .....................................         11,047         8,589         23,098         15,630

Operating costs and expenses:
  Cost of products sold ....................................          1,533            --          1,729             --
  Research and development .................................          8,871         5,846         17,452         11,293
  Sales, general and administrative ........................          3,152         1,834          6,245          3,677
                                                                   --------        ------       --------        -------
        Total operating expenses ...........................         13,556         7,680         25,426         14,970
                                                                   --------        ------       --------        -------
Income (loss) from operations ..............................         (2,509)          909         (2,328)
Interest income (expense), net .............................          1,534           236          3,027            413
                                                                   --------        ------       --------        -------
Net income (loss) ..........................................       $   (975)       $1,145       $    699        $ 1,073
                                                                   ========        ======       ========        =======
Net income (loss) per share (Basic) ........................       $  (0.03)       $ 0.22       $   0.02        $  0.21
                                                                   ========        ======       ========        =======
Net income (loss) per share (Diluted) ......................       $  (0.03)       $ 0.17       $   0.02        $  0.16
                                                                   ========        ======       ========        =======
Shares used in computing basic net income (loss) per
share ......................................................         28,699         5,323         28,525          5,193
                                                                   ========        ======       ========        =======
Shares used in computing diluted net income (loss) per
share ......................................................         28,699         6,784         30,811          6,654
                                                                   ========        ======       ========        =======


            See accompanying notes to condensed financial statements

                            SYMYX TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                               JUNE 30,       DECEMBER 31,
                                                                                                 2000             1999
                                                                                               ---------        ---------
                                                                                              (UNAUDITED)        (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents ............................................................       $  45,081        $  28,943
  Short-term investments ...............................................................              --           21,533
  Accounts receivable ..................................................................             705              962
  Prepaid expenses .....................................................................           1,215            1,555
  Inventories ..........................................................................             611              462
  Other current assets .................................................................           1,636            1,477
                                                                                               ---------        ---------
Total current assets ...................................................................          49,248           54,932
Property and equipment, net ............................................................          26,093           23,879
Long-term investments ..................................................................          65,681           68,794
Other assets ...........................................................................           2,009              700
                                                                                               ---------        ---------
                                                                                               $ 143,031        $ 148,305
                                                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities .......................................       $   3,144        $   4,951
  Accrued compensation and employee benefits ...........................................             952              711
  Deferred rent ........................................................................             487              478
  Deferred revenue .....................................................................           7,163           12,189
  Current portion of equipment and facility loans ......................................           3,695            3,304
                                                                                               ---------        ---------
Total current liabilities ..............................................................          15,441           21,633
Equipment and facility loans ...........................................................           4,733            6,729



Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, issuable in series; no shares issued
   and outstanding .....................................................................              --               --
Common stock, $0.001 par value, 100,000,000 shares authorized and 29,884,101 and
   29,638,562 shares issued and outstanding at June 30, 2000 and December 31, 1999,
   respectively ........................................................................              30               30
Additional paid-in capital .............................................................         143,647          142,048
Stockholder notes receivable ...........................................................            (683)            (731)
Deferred stock compensation ............................................................          (1,501)          (2,128)
Unrealized gain (loss) on investments ..................................................            (248)            (189)
Accumulated deficit ....................................................................         (18,388)         (19,087)
                                                                                               ---------        ---------
Total stockholders' equity .............................................................         122,857          119,943
                                                                                               ---------        ---------
Total liabilities and stockholders' equity .............................................       $ 143,031        $ 148,305
                                                                                               =========        =========


            See accompanying notes to condensed financial statements.

                            SYMYX TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                       ------------------------
                                                                                         2000            1999
                                                                                       --------        --------
OPERATING ACTIVITIES
Net income (loss) ..............................................................       $    699        $  1,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...............................................          3,249           2,700
   Deferred compensation amortization ..........................................            604           1,689
   Changes in assets and liabilities:
        Accounts receivable ....................................................            240            (783)
        Inventories ............................................................           (149)            (30)
        Prepaid expenses .......................................................            340            (205)
        Other current assets ...................................................           (142)            (53)
        Accounts payable and other current liabilities .........................         (1,807)           (663)
        Deferred revenue .......................................................         (5,026)          5,002
        Accrued compensation and employee benefits .............................            241             160
        Deferred rent ..........................................................              9              16
        Other long-term assets .................................................            256            (372)
                                                                                       --------        --------
Net cash (used in) provided by operating activities ............................         (1,486)          8,534

INVESTING ACTIVITIES
Purchase of property and equipment, net ........................................         (5,280)         (2,239)
Purchase of investments ........................................................        (11,898)        (14,530)
Proceeds from maturities of investments ........................................         36,325           3,800
Acquisition of technology ......................................................           (750)             --
                                                                                       --------        --------
Net cash provided by (used in) investing activities ............................         18,397         (12,969)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases .....................            832             304
Principal payments on equipment and facility loans .............................         (1,605)         (1,239)
Proceeds from equipment financing ..............................................             --           2,026
                                                                                       --------        --------
Net cash (used in) provided by  financing activities ...........................           (773)          1,091
                                                                                       --------        --------
Net increase (decrease) in cash and cash equivalents ...........................         16,138          (3,344)
Cash and cash equivalents at beginning of period ...............................         28,943          14,043
                                                                                       --------        --------
Cash and cash equivalents at end of period .....................................         45,081          10,699
                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ..................................................................            529             549
                                                                                       ========        ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Common
shares issued and contribution of capital in consideration of
   technology acquisition ......................................................            815              --
                                                                                       ========        ========

         See accompanying notes to condensed financial statements

                            SYMYX TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.      BUSINESS AND BASIS OF PRESENTATION

        Symyx Technologies, Inc. (the "Company") was incorporated on September 20, 1994 in the state of California to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. In February 1999, the Company completed a re-incorporation in the State of Delaware. To date, the Company's operations have involved research and development activities, a significant portion of which has been funded by collaborative partners, and in the six months ended June 30, 2000 the Company generated its first product and license revenue.

        On November 18, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 6,368,700 common shares for net proceeds of approximately $81,420,000.

        The accompanying unaudited condensed financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000 and results of operations and cash flows for all periods presented have been made. The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

        These condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

Comprehensive Income (Loss)

        The company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Comprehensive income amounted to approximately a loss of $878,000 and income of $640,000 for the three and six months ended June 30, 2000 respectively, compared to comprehensive income of approximately $1.1 million and $1.0 million for the three and six months ended June 30, 1999.

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


(a)     ACQUISITION OF TECHNOLOGY

        In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid an amount of $750,000 and issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. The first of these milestones was met during the quarter ended June 30, 2000 and consequently a further $250,000 was paid in July 2000. The exercise of this option and the subsequent milestone payment has been accounted for as an acquisition of technology and the associated costs are being amortized over the expected remaining useful life of the technology.


3.      EARNINGS PER SHARE

        Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three and six month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30                     JUNE 30
                                                                   ---------------------        ---------------------
                                                                     2000          1999          2000           1999
                                                                   -------        ------        -------        ------
Weighted average outstanding shares ........................        29,812         6,857         29,750         6,659

Shares subject to a right of repurchase ....................        (1,113)       (1,534)        (1,225)       (1,466)
                                                                   -------        ------        -------        ------
Weighted average outstanding - used for basic ..............        28,699         5,323         28,525         5,193

Dilutive effect of options  using treasury stock method ....            --         1,461          2,286         1,461
                                                                   -------        ------        -------        ------
Weighted average outstanding and dilutive equivalents -
   used for diluted ........................................        28,699         6,784         30,811         6,654
                                                                   =======        ======        =======        ======

                            SYMYX TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4.      DEFERRED COMPENSATION

        The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30                      JUNE 30
                                                  ------------------          --------------------
                                                  2000          1999          2000           1999
                                                  ----          ----          ----          ------
Research and Development ...............           200           451           427             967
Sales, General and Administrative ......            81           284           177             722
                                                  ----          ----          ----          ------
           Total .......................          $281          $735          $604          $1,689
                                                  ====          ====          ====          ======

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

        We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

        o    catalysts to manufacture commodity chemicals and polyolefins;

        o    catalysts and polymers for life science applications; and

        o    new electronic materials.

        We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

        We have incurred significant losses since our inception. As of June 30, 2000, our accumulated deficit was approximately $18.4 million. We expect to incur additional operating losses over at least the next year as we continue to expand staffing, equipment and facilities. See "Factors Affecting Future Results."

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

        We recognize revenues from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of June 30, 2000, we have deferred revenues of approximately $7.2 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

        o payments under existing and possible future collaborative arrangements;

        o    government research grants;

        o royalties from our partners based on revenues received from any products commercialized under those agreements;

        o    sales of Discovery Tools and other instruments; and

        o sales of products or license of technologies discovered in our internal research programs.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options. We recorded amortization of deferred compensation of approximately $604,000 and $1.7 million during the six month periods ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

Revenues

        Our total revenues increased to $11.0 million for the three months ended June 30, 2000, up 29% from $8.6 million in the same period in 1999. In the first six months of 2000, total revenues increased 48% to $23.1 million from $15.6 million in the same period in 1999. Service revenue from Industry Collaborations for the three months ended June 30, 2000 remained constant at approximately $8.5 million, however the service revenue from Industry Collaborations for the quarter ended June 30, 1999 included a one-time termination fee from B.F. Goodrich amounting to approximately $1.3 million. Service revenue from Industry Collaborations for the six months ended June 30, 2000 increased 12% to $17.6 million, up from $15.6 million for the six months ended June 30, 1999. The increases in service revenues were due to increased funding under current collaborations and the addition of a number of new agreements. Bayer, Celanese, The Dow Chemical Company and B.F. Goodrich accounted for 20%, 10%, 24% and no percentage of total revenue for the six months ended June 30, 2000, and 30%, 12%, 18% and 12% of revenue for the same period in 1999.

        Revenue from research collaborations exceeded research and development expense for the six month periods ended June 30, 2000 and 1999. The excess of revenue over research and development costs was primarily due to Technology Access Fees, which are being recognized over the term of the agreements, and higher reimbursement rates under certain collaboration agreements. Revenue for the three months ended June 30, 1999 included a one-time termination payment of $1.3 million from B.F. Goodrich.

Research and Development Expenses

        Our research and development expenses consist primarily of:

        o    salaries and other personnel-related expenses;

        o    facility costs;

        o    supplies; and

        o    depreciation of facilities and laboratory equipment.

        Research and development expenses increased 52% to $8.9 million for the three months ended June 30, 2000 compared to $5.8 million for the same period in 1999 and 55% to $17.5 million for the six months ended June 30, 2000 compared to $11.3 million for the same period in 1999. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

        Research and development expenses represented 80% and 76% of total revenues in the three and six months ended June 30, 2000 and 68% and 72% of total revenues for the same period in 1999, respectively. The increase as a percentage of total revenues were due primarily to the impact of the B.F. Goodrich termination payment in the second quarter of 1999. Our core business is research and development. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

        Our sales, general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. Sales, general and administrative expenses increased 72% to $3.2 million in the three months ended June 30, 2000, from $1.8 million for the same period in 1999 and 70% to $6.2 million in the six months ended June 30, 2000 from $3.7 million for the same period in 1999. Expenses increased primarily due to increased salaries, consultant and other personnel related costs due to additional staffing necessary to manage and support our growth. Expenses also increased due to an increase in travel costs related mainly to business development and sales efforts, an increase in public relations costs associated with being a public company, an increase in insurance and license costs and expenses related to a proposed stock offering which was withdrawn during the three months ended March 31, 2000. These increases were partially offset by a decrease in the deferred compensation charge.

        Sales, general and administrative expenses represented 29% and 27% of total revenues for the three and six month periods ended June 30, 2000 and 21% and 24% of total revenues for the same periods in 1999. We expect that our general and administrative expenses will increase in absolute dollar amounts as we:

        o    expand our business development and administrative staff;

        o    add facilities; and

        o incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

Net Interest Income (Expense)

        Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income increased to approximately $1.8 million and $3.5 million for the three and six month periods ended June 30, 2000, respectively from $511,000 and $962,000 for the same periods in 1999. This increase was due to higher average cash balances. Interest expense decreased to $238,000 and $506,000 for the three and six month periods ended June 30, 2000, respectively, from $275,000 and $549,000 for the same periods in 1999. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

Provision for Income Taxes

        Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the three and six month periods ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date, primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock, totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of June 30, 2000, we had $110.8 million in cash, cash equivalents and investments and $3.7 million available under an equipment financing line of credit.

        Our operating activities used cash totaling $1.5 million during and the six months ended June 30, 2000 and provided cash of $8.5 million during the six months ended June 30, 1999. The source of cash was primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

        Net cash provided by investing activities was $18.4 million for the six months ended June 30, 2000. Investing activities used cash totaling $13.0 million for the same period in 1999. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $5.3 million for the six months ended June 30, 2000 and $2.2 million for the same period in 1999. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

        Financing activities used cash totaling $773,000 during the six months ended June 30, 2000 and provided cash of $1.1 million during the same period in 1999. These amounts are primarily repayment of equipment and leasehold improvement loan financings partially offset by the proceeds from the exercise of stock options. In the six months ended June 30, 1999 an additional $2.0 million was drawn down under the Company's equipment financing facility.

        Other current assets increased at June 30, 2000 as compared to December 31, 1999. The increase in other current assets was primarily due to an increase in interest receivable from investments resulting from the timing of interest payments. Deferred revenue decreased at June 30, 2000 as compared to December 31, 1999. This decrease was due to the timing of the receipt of advance payments under collaborative research programs. Other non-current assets increased at June 30, 2000 compared to December 31, 1999 due to the $1.6 million acquisition of technology in February 2000.

        As of June 30, 2000, our principal commitments were $28.0 million. Principal commitments consisted of our obligations under operating leases and equipment financing facilities. These obligations are due over the next ten years.

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

WE HAVE A LIMITED NUMBER OF CONTRACTS FOR DISCOVERY TOOLS SYSTEMS TO DATE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO BUILD A SUSTAINABLE BUSINESS RELATED TO THE SALE OF ADDITIONAL SYSTEMS

        We have a limited number of contracts for our Discovery Tools systems to date. Because of the high cost and complexity of these systems, the sales cycle for them is likely to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time. Due to these factors, sales of Discovery Tools systems will be subject to a number of significant risks over which we have little or no control, including:

        o customers' budgetary constraints and internal acceptance review procedures; and

        o potential downturns in general or in industry specific economic conditions.

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

        In order to successfully market and sell these systems, we will need to develop the capability to manufacture, market and sell large capital equipment items. Although we have several business development professionals with experience in this area, we may need to hire additional personnel. We may not be able to develop the necessary manufacturing capability or to sell additional systems and we may not be able to build a sustainable business related to the sale of these systems. Factors that could impact our ability to manufacture and commercialize our Discovery Tools include:

        o manufacturing difficulties involving quality control, quality assurance and shortage of qualified personnel;

        o complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

        o the fact that there may be only a limited number of customers that are willing to pay several million dollars for our systems; and

        o a long sales cycle that involves substantial human and capital resources.

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

        Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenues in future fiscal periods may be greater or less than revenues in the immediately preceding period or in the comparable period of the prior year. Some of the factors which could cause our operating results to fluctuate include:

        o expiration of research contracts with major chemical companies, which may not be renewed or replaced with contracts with other companies;

        o the success rate of our discovery efforts associated with milestones and royalties;

        o the timing and willingness of partners to commercialize our discoveries which would result in royalties;

        o the size and timing of customer orders for, and shipments of, Discovery Tools instrumentation;

        o the size and timing of late stage licensing agreements we may enter into; and

        o general and industry specific economic conditions, which may affect our customers' capital investment levels.

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

OTHER RISK FACTORS

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS

        Our officers, directors and principal stockholders (greater than 5% stockholders) together control a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

        The market price of our common stock since our initial public offering has increased dramatically and has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

        o the announcement of new products or services by us or our competitors;

        o quarterly variations in our or our competitors' results of operations;

        o failure to achieve operating results projected by securities analysts;

        o changes in earnings estimates or recommendations by securities analysts;

        o    developments in our industry; and

        o general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

        Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

        o a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

        o a provision which prohibits our stockholders from acting by written consent without a meeting;

        o a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

        o a provision which requires advance notice of items of business to be brought before stockholders meetings.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

        Report of Use of Proceeds from Initial Public Offering date November 18, 1999

Aggregate offering price                               $89,161,800
Expenses incurred in connection with offering            7,741,326
                                                       -----------
Net offering proceeds to issuer                         81,420,474
Purchase of equipment                                   10,804,119
Temporary investment in marketable securities           42,818,386
Working capital                                         27,797,969


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Symyx was held on June 14, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

        (a) Our stockholders elected the following persons as Class I directors of Symyx, with votes for, votes against and abstentions listed below for each nominee:


NOMINEE                    VOTES FOR        VOTES AGAINST  ABSTENTIONS
-----------------          ----------       -------------  -----------
Thomas R. Baruch           17,829,176          8,347          4,785
Samuel D. Colella          17,829,176          8,347          4,785
Martin Gerstel             17,829,176          8,347          4,785

             Steven D. Goldby, Baron Gaulthaus Kraijenhoff and Francois A. L'Eplattenier, Ph.D. continued their terms as our Class II directors, and Kenneth J. Nussbacher, Mario M. Rosati, Peter G. Schultz, Ph.D., and Isaac Stein continued their terms as our Class III directors.

        (a) Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors of Symyx for the fiscal year ending December 31, 2000. There were 17,773,581 votes in favor of, and 65,927 votes cast against, the proposal. There were 2,800 abstentions.


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


                                       SYMYX TECHNOLOGIES, INC.
                                            (Registrant)


Date:  August 8, 2000
                                       /s/ Steven D. Goldby
                                       Steven D. Goldby
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       (Principle Executive Officer)


Date:  August 8, 2000
                                       /s/ Jeryl L. Hilleman
                                       Jeryl L. Hilleman
                                       Senior Vice President,
                                       Chief Financial Officer
                                      (Principle Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

  EXHIBIT      DESCRIPTION
  -------      -----------
   27.01       Financial Data Schedule