Form 10-Q
period 2000-09-30
SYMYX TECHNOLOGIES INC
filed 2000-11-08
CIK 1095330

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------
                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2000

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


As of October 30, 2000, Registrant had outstanding 30,022,477 shares of Common Stock, $.001 par value.


================================================================================

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Statements of Operations - three and nine months ended September 30, 2000 and 1999..  2

        Condensed Balance Sheets - September 30, 2000 and December 31, 1999...........................  3

        Condensed Statements of Cash Flows - nine months ended September 30, 2000 and 1999............  4

        Notes to Condensed Financial Statements.......................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................... 18


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings............................................................................. 19

Item 2. Changes in Securities and Use of Proceeds..................................................... 19

Item 3. Defaults Upon Senior Securities............................................................... 19

Item 4. Submission of Matters to a Vote of Security Holders........................................... 19

Item 5. Other Information............................................................................. 19

Item 6. Exhibits and Reports on Form 8-K.............................................................. 19


           Signatures................................................................................. 20

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SYMYX TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPT 30                       SEPT 30
                                                             -------------------------------------------------------
                                                                2000           1999           2000             1999
                                                             -------------------------------------------------------
Revenues:
  Revenue from collaborations and grants ...........         $ 8,226        $ 7,219       $ 25,799          $ 22,849
  Product and license revenue.......................             591             --          6,116                --
                                                             -------        -------       --------          --------
        Total revenues..............................           8,817          7,219         31,915            22,849

Operating costs and expenses:
  Cost of products sold.............................              29             --          1,758                --
  Research and development..........................           8,657          7,347         26,109            18,641
  Sales, general and administrative.................           2,723          1,933          8,968             5,609
                                                             -------        -------       --------          --------
        Total operating expenses....................          11,409          9,280         36,835            24,250
                                                             -------        -------       --------          --------
Income (loss) from operations ......................          (2,592)        (2,061)        (4,920)           (1,401)
Interest income (expense), net .....................           1,587            319          4,614               732
                                                             -------        -------       --------          --------
Net income (loss)...................................         $(1,005)       $(1,742)      $   (306)         $   (669)
                                                             =======        =======       ========          ========
Basic and diluted net income (loss) per share.......         $ (0.03)       $ (0.30)      $  (0.01)         $  (0.12)
                                                             =======        =======       ========          ========
Shares used in computing basic and diluted net
income (loss) per share.............................          29,112          5,874         28,721             5,546
                                                             =======        =======       ========          ========


            See accompanying notes to condensed financial statements

                            SYMYX TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000             1999
                                                                                       -------------    ------------
                                                                                        (UNAUDITED)       (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents..................................................            $ 25,229          $ 28,943
  Short-term investments.....................................................               6,871            21,533
  Accounts receivable........................................................               1,152               962
  Prepaid expenses...........................................................               1,339             1,555
  Inventories................................................................               2,982               462
  Other current assets. .....................................................               1,525             1,477
                                                                                        ---------         ---------
Total current assets.........................................................              39,098            54,932
Property and equipment, net..................................................              25,753            23,879
Long-term investments........................................................              74,864            68,794
Other assets.................................................................               2,233               700
                                                                                        ---------         ---------
                                                                                        $ 141,948         $ 148,305
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities.............................             $ 3,745           $ 4,951
  Accrued compensation and employee benefits.................................               1,267               711
  Deferred rent..............................................................                 490               478
  Deferred revenue...........................................................               5,781            12,189
  Current portion of equipment and facility loans............................               3,927             3,304
                                                                                        ---------         ---------
Total current liabilities....................................................              15,210            21,633
Equipment and facility loans.................................................               3,664             6,729


Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, issuable in series; no
  shares issued and outstanding..............................................                  --                --
Common stock, $0.001 par value, 100,000,000 shares authorized and
  30,019,986 and 29,638,562 shares issued and outstanding at September
  30, 2000 and December 31, 1999, respectively...............................                  30                30
Additional paid-in capital...................................................             144,332           142,048
Stockholder notes receivable.................................................                (622)             (731)
Deferred stock compensation..................................................              (1,195)           (2,128)
Accumulated other comprehensive income (loss)................................                 (78)             (189)
Accumulated deficit..........................................................             (19,393)          (19,087)
                                                                                        ---------         ---------
Total stockholders' equity...................................................             123,074           119,943
                                                                                        ---------         ---------
Total liabilities and stockholders' equity...................................           $ 141,948         $ 148,305
                                                                                        =========         =========


            See accompanying notes to condensed financial statements.

                            SYMYX TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                          ---------------------
                                                                                            2000          1999
                                                                                          ---------------------
   OPERATING ACTIVITIES
   Net income (loss)...................................................................   $  (306)      $  (669)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................................     5,297         3,234
         Deferred compensation amortization............................................       757         2,822
         Changes in assets and liabilities:
           Accounts receivable.........................................................      (190)         (788)
           Inventories.................................................................    (2,520)         (114)
           Prepaid expenses............................................................       216          (551)
           Other current assets........................................................       (48)         (351)
           Accounts payable and other current liabilities..............................    (1,206)          310
           Deferred revenue............................................................    (6,408)        4,958
           Accrued compensation and employee benefits..................................       556           164
           Deferred rent...............................................................        12            24
           Other long-term assets......................................................        52          (355)
                                                                                          -------       -------
   Net cash provided by (used in) operating activities.................................    (3,788)        8,684

   INVESTING ACTIVITIES
   Purchase of property and equipment, net.............................................    (6,431)       (4,061)
   Purchase of investments.............................................................   (30,738)      (14,530)
   Proceeds from maturities of investments.............................................    39,325         9,050
   Acquisition of technology...........................................................    (1,000)           --
                                                                                          -------       -------
   Net cash provided by (used in) investing activities.................................     1,156        (9,541)

   FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net of repurchases..........................     1,360           372
   Principal payments on equipment and facility loans..................................    (2,442)       (1,956)
   Proceeds from equipment and facility loans..........................................        --         2,026
                                                                                          -------       -------
   Net cash provided by (used in) financing activities.................................    (1,082)          442
                                                                                          -------       -------
   Net increase (decrease) in cash and cash equivalents................................    (3,714)         (415)
   Cash and cash equivalents at beginning of period....................................    28,943        14,043
                                                                                          -------       -------
   Cash and cash equivalents at end of period..........................................    25,229        13,628
                                                                                          =======       =======
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid.......................................................................       724           811
                                                                                          =======       =======
   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Common shares issued and contribution of capital in consideration of
      technology acquisition...........................................................       815            --
                                                                                          =======       =======


            See accompanying notes to condensed financial statements

                            SYMYX TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BUSINESS AND BASIS OF PRESENTATION

     Symyx Technologies, Inc. (the "Company") was incorporated on September 20, 1994 in the state of California to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. In February 1999, the Company completed a re-incorporation in the State of Delaware. To date, the Company's operations have involved research and development activities, a significant portion of which has been funded by collaborative partners and in the nine months ended September 30, 2000 the Company generated its first product and license revenue.

     On November 18, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 6,368,700 common shares for net proceeds of approximately $81,420,000. Immediately prior to the closing of the initial public offering, each outstanding share of preferred stock was converted to common stock on a seven-for-nine share basis.

     The accompanying unaudited condensed financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and results of operations and cash flows for all periods presented have been made. The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.


Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of other comprehensive loss is unrealized gains and losses on available-for-sale securities. Comprehensive loss amounted to approximately $834,000 and $195,000 for the three and nine months ended September 30, 2000 respectively, compared to a comprehensive loss of approximately $1.7 million and $683,000 for the three and nine months ended September 30, 1999.


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


3.   EARNINGS PER SHARE

     Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during each period less shares subject to repurchase. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30                SEPTEMBER 30
                                                                   ----------------------------------------------
                                                                     2000         1999        2000          1999
                                                                   ----------------------------------------------
  Weighted average outstanding shares...........................    29,947        7,203      29,816         6,840

  Shares subject to a right of repurchase.......................      (835)      (1,329)     (1,095)       (1,294)
                                                                   -------      -------      ------        ------
  Shares used in calculation of basic net loss per share........    29,112        5,874      28,721         5,546
                                                                   =======      =======      ======        ======

                            SYMYX TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4.   DEFERRED COMPENSATION

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30                SEPTEMBER 30
                                                                   ----------------------------------------------
                                                                     2000         1999        2000          1999
                                                                   ----------------------------------------------
               Research and Development..................              140          886         566        1,854
               Sales, General and Administrative.........               14          247         191          968
                                                                    ------      -------       -----      --------
                         Total...........................            $ 154      $ 1,133       $ 757      $ 2,822
                                                                    ======      =======       =====      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy;
(6) earthquakes; and (7) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this filing as "Factors Affecting Future Results" and "Other Risk Factors".

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.


OVERVIEW

     Symyx was founded in September 1994 and began significant operations in April 1996. To date, our revenues and cash flows from operations have come from research collaborations with large chemical and electronics companies, license of proprietary materials, sale and license of instruments and software, and government grants. We currently have over 15 partners and customers including Applied Biosystems, BASF AG, Bayer AG, Celanese Ltd., The Dow Chemical Company, Exxon and Unilever UK Central Resources Ltd. We expect that our cash flows and revenue for the remainder of 2000 and 2001 will be comprised in large part of payments to be made and revenue to be earned under these and new agreements together with product and license revenue particularly from our Discovery Tools business.

      We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

     -    polymers, phosphors and catalysts for life science applications;

     -    catalysts to manufacture commodity chemicals and polyolefins; and

     -    new materials for electronic applications.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     We have incurred significant losses since our inception. As of September 30, 2000, our accumulated deficit was approximately $19.4 million. We may incur additional operating losses over at least the next year as we continue to expand staffing, equipment and facilities. See "Factors Affecting Future Results."

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     We recognize revenues from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of September 30, 2000, we have deferred revenues of approximately $5.8 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

     - payments under existing and possible future collaborative arrangements;

     -    government research grants;

     - royalties from our partners based on revenues received from any products commercialized under those agreements;

     -    sales of Discovery Tools and other instruments; and

     -    licensing of software and intellectual property.

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

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options. We recorded amortization of deferred compensation of approximately $1.1 million and $2.8 million during the nine month periods ended September 30, 2000 and 1999, respectively.


RESULTS OF OPERATIONS

Revenues

     Our total revenues increased to $8.8 million for the three months ended September 30, 2000, up 22% from $7.2 million in the same period in 1999. In the first nine months of 2000, total revenues increased to 40% to $31.9 million from $22.9 million in the same period in 1999. Service revenue from Industry Collaborations for the three months ended September 30, 2000 increased 14% to $8.2 million, up from $7.2 million for the three months ended September 30, 1999. Service revenue from Industry Collaborations for the nine months ended September 30, 2000 also increased 13% to $25.8 million, up from $22.9 million for the nine months ended September 30, 1999. The increases in service revenues were due to increased funding under current collaborations and the addition of a number of new agreements. Applied Biosystems, Bayer, Celanese and The Dow Chemical Company accounted for 13%, 21%, 11% and 23% of total revenue for the nine months ended September 30, 2000, and 0%, 32%, 12% and 18% of revenue for the same period in 1999.

     Revenue from research collaborations was less than research and development expense for the three and nine month periods ended September 30, 2000 due primarily to the research costs associated with internal projects which are an investment in our proprietary materials business and the development costs associated with our recently initiated Discovery Tools business. The excess of revenue over research and development costs during the nine months ended September 30, 1999 was primarily due to expenses being driven by our research collaborations. During the nine months ended September 30, 1999, we did not incur significant costs in our Discovery Tools and proprietary materials businesses.

Cost of Products Sold

     Cost of products sold was $29,000 and $1.8 million for the three and nine month periods ended September 30, 2000, respectively. There was no cost of products sold in the three and nine months ended September 30, 1999.

     The increase in cost of products sold was due directly to the introduction of the Discovery Tools Business, which first resulted in product revenue in the year 2000. The Company has limited sales of Discovery Tools systems and consumables to date, and the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

     Our research and development expenses consist primarily of:

     -    salaries and other personnel-related expenses;

     -    facility costs;

     -    supplies; and

     -    depreciation of facilities and laboratory equipment.

     Research and development expenses increased 18% to $8.7 million in the three months ended September 30, 2000 compared to $7.3 million for the same period in 1999 and 40% to $26.1 million in the nine months ended September 30, 2000 compared to $18.6 million for the same period in 1999. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

     Research and development expenses represented 98% and 82% of total revenues in the three and nine months ended September 30, 2000 and 102% and 82% of total revenues for the same periods in 1999, respectively. The decreases as a percentage of total revenues were due primarily to revenue increases associated with the addition of significant contracts and the addition of product and license revenues in 2000. Our core businesses are research to discover new materials and the sale of instruments and software. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. Sales, general and administrative expenses increased 41% to $2.7 million in the three months ended September 30, 2000, from $1.9 million for the same period in 1999 and 60% to $9.0 million in the nine months ended September 30, 2000 from $5.6 million for the same period in 1999. Expenses increased primarily due to the addition of a number of business development personnel, increased salaries, consultant and other personnel related costs due to additional staffing necessary to manage and support our growth. Expenses also increased due to an increase in travel costs related mainly to business development and sales efforts, an increase in public relations costs associated with being a public company, an increase in insurance and license costs and expenses related to a proposed stock offering which was withdrawn during the three months ended March 31, 2000. These increases were partially offset by a decrease in the deferred compensation charge.

     Sales, general and administrative expenses represented 31% and 28% of total revenues for the three and nine month periods ended September 30, 2000 and 27% and 25% of total revenues for the same periods in 1999. We expect that our general and administrative expenses will increase in absolute dollar amounts as we:

     -    expand our business development and administrative staff;

     -    add facilities; and

     - incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income increased to approximately $1.8 million and $5.4 million for the three and nine month periods ended September 30, 2000, respectively from $538,000 and $1.5 million for the same periods in 1999. This increase was due to higher average cash balances. Interest expense decreased to $218,000 and $724,000 for the three and nine month periods ended September 30, 2000, respectively, from $220,000 and $769,000 for the same periods in 1999. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

Provision for Income Taxes

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the three and nine month periods ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date, primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock, totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of September 30, 2000, we had $107.0 million in cash, cash equivalents and investments and $3.7 million available under an equipment financing line of credit.

     Our operating activities used cash of $3.8 million during the nine months ended September 30, 2000 and provided cash of $8.7 million for the nine months ended September 30, 1999. The source of cash was primarily the receipt of research and development funding from collaborative partners and revenue from product sales, offset by operating expenses and an increase in inventories of components used in Discovery Tools systems which are in the process of being built for customers.

     Net cash provided by investing activities was $1.2 million for the nine months ended September 30, 2000. Investing activities used cash totaling $9.5 million for the same period in 1999. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $6.4 million for the nine months ended September 30, 2000 and $4.1 million for the same period in 1999. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities used cash totaling $1.1 million during the nine months ended September 30, 2000 and provided cash of $442,000 for the same periods in 1999. These amounts are primarily repayment of equipment and leasehold improvement loan financings partially offset by the proceeds from the exercise of stock options and proceeds from equipment and facility loans in 1999.

     Current assets decreased at September 30, 2000 as compared to December 31, 1999. The decrease was due primarily to a change in the classification of marketable securities between short and long term investments. At December 31, 1999 more of our portfolio was held as a short term investment, whereas at September 30, 2000 we have invested in a greater number of longer term securities to take advantage of the higher interest rates. This change in the classification of marketable securities has been partially offset by an increase in interest receivable from these investments and an increase in inventories related to Discovery Tools systems currently being constructed. Deferred revenue decreased at September 30, 2000 as compared to December 31, 1999. This decrease was due to the timing of the receipt of advance payments, including technology access fees, under collaborative research programs.

     As of September 30, 2000, our principal commitments were $27.0 million. Principal commitments consisted of our obligations under operating leases. These obligations are due over the next ten years.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

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

     The market for our discovery services and instrumentation within the life science and chemical industries depends on our customers' ability and willingness to invest in research and development. Substantially all of our revenues are attributable to our research collaborations. Our future revenues are dependent on funding of our research collaborations, licensing or proprietary materials and sales of Discovery Tools and other instrumentation.

    In particular, many companies in the chemical industry have, in the past several years, experienced declining profitability. In addition, many chemical products have become commodity products which compete primarily on the basis of price. As a result, some chemical companies have reduced their research and development activities. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help life science, chemical and electronic companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that life science, chemical and electronic companies reduce their research and development activities, they would be less likely to do business with us. Decisions by these companies to reduce their research and development activities could therefore reduce our revenues and harm our business and operating results.

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

WE CONDUCT PROPRIETARY RESEARCH PROGRAMS, AND ANY CONFLICTS WITH OUR COLLABORATORS OR ANY INABILITY TO COMMERCIALIZE DEVELOPMENT CANDIDATES RESULTING FROM THIS RESEARCH WOULD HARM OUR BUSINESS

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

     In addition, we will either commercialize development candidates resulting from our proprietary programs directly or through licensing to other companies. In order for us to commercialize these development candidates directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell products. We do not have this capability, and we may not be able to develop or otherwise obtain the requisite manufacturing, marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, our revenues and operating results would decline.

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

    To date, we have a limited number of contracts for our recently initiated Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time. Due to these factors, sales of Discovery Tools systems will be subject to a number of significant risks over which we have little or no control, including:

     - customers' budgetary constraints and internal acceptance review procedures;

     - complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

     - the fact that there may be only a limited number of customers that are willing to pay several million dollars for our systems;

     - a long sales cycle that involves substantial human and capital resources; and

     - potential downturns in general or in industry specific economic conditions.

     Because we expect future revenue growth from the sale of Discovery Tools, our revenues may decline or not grow as anticipated if we are unable to build the infrastructure to support this business or if the cycle for Discovery Tools systems lengthens unexpectedly.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND WILL BE DELAYED IN OUR MANUFACTURE OR UNABLE TO MANUFACTURE OUR DISCOVERY TOOLS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

     Key parts of our Discovery Tools systems are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, we may not be able to get equipment or components for Discovery Tools systems or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

     Even if alternative sources of supply are available, it could be time consuming and expensive for us to qualify new vendors. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products to our customers.

WE COMMERCIALIZE CERTAIN MANUAL LABORATORY INSTRUMENTS THROUGH A THIRD PARTY ARRANGEMENT, AND IF THIS THIRD PARTY DOES NOT PERFORM EFFECTIVELY, OUR ABILITY TO GENERATE REVENUE FROM THE SALE OF THESE PRODUCTS WILL BE HARMED

     We commercialize certain manual laboratory instruments through our relationship with Argonaut Technologies. The commercial success of these instruments will depend in large part on their features and price as compared to competing products and on their ability to achieve market acceptance. In addition, our ability to realize significant commercial sales of these instruments will also depend on the efforts of Argonaut in promoting, marketing and selling these instruments. Argonaut's efforts in this regard will be outside of our control. Accordingly, to the extent that Argonaut fails to effectively promote, market and sell our manual instruments, our revenues from the sales of these instruments, and therefore our operating results, would be harmed.

     Our ability to commercialize future manual laboratory instruments is dependant upon securing new partners with the appropriate expertise or extending existing relationships. To the extent that we fail to secure new partners or extend existing relationships, or these partners fail to effectively promote, market and sell our manual instruments, our revenues from the sales of these instruments, and therefore our operating results, would be harmed.

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

     The field of combinatorial materials science is increasingly competitive. We are aware of companies that may apply their expertise in combinatorial chemistry to materials research and development. We are also aware of some companies that have internal combinatorial programs. In addition, there are companies focusing on aspects of combinatorial chemistry for the discovery of materials, including Avantium in The Netherlands and HTE in Heidelberg, Germany. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     Report of Use of Proceeds from Initial Public Offering date November 18,
1999

      Aggregate offering price                                   $ 89,161,800
      Expenses incurred in connection with offering                 7,741,326
                                                                 ------------
      Net offering proceeds to issuer                              81,420,474
      Purchase of equipment                                        12,092,269
      Temporary investment in marketable securities                34,935,528
      Working capital                                              34,392,677


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


                                        SYMYX TECHNOLOGIES, INC.
                                             (Registrant)


Date:  November 8, 2000
                                       /s/ Steven D. Goldby
                                        Steven D. Goldby
                                        Chairman of the Board,
                                        Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 8, 2000
                                        /s/ Jeryl L. Hilleman
                                        Jeryl L. Hilleman
                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 27.01         Financial Data Schedule