Form 10-K
period 2000-12-31
SYMYX TECHNOLOGIES INC
filed 2001-03-23
CIK 1095330

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                     COMMISSION FILE NUMBER

                            SYMYX TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0397908
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
           3100 CENTRAL EXPRESSWAY,
        SANTA CLARA, CALIFORNIA 95051                          (408) 764-2000
       (ADDRESS OF PRINCIPAL EXECUTIVE                (REGISTRANT'S TELEPHONE NUMBER,
         OFFICES INCLUDING ZIP CODE)                        INCLUDING AREA CODE)

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

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 16, 2001) was approximately $372.3 million. As of March 16, 2001, 30,258,607 shares of Common Stock were outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                              PART I
 1.    Business....................................................    1
 2.    Properties..................................................   14
 3.    Legal Proceedings...........................................   14
 4.    Submission of Matters to a Vote of Security Holders.........   14

                              PART II
 5.    Market for Registrant's Common Equity and Related              15
       Stockholder Matters.........................................
 6.    Selected Financial Data.....................................   16
 7.    Management's Discussion and Analysis of Financial Condition    17
       and Results From Operations.................................
 7A.   Quantitative and Qualitative Disclosure About Market Risk...   22
 8.    Financial Statements and Supplementary Data.................   23
 9.    Changes in and Disagreements with Accountants on Accounting    42
       and Financial Disclosure....................................

                             PART III
10.    Directors and Executive Officers of Registrant..............   42
11.    Executive Compensation......................................   42
12.    Security Ownership of Certain Beneficial Owners and            42
       Management..................................................
13.    Certain Relationships and Related Transactions..............   42

                              PART IV
14.    Exhibits, Financial Statement Schedule, and Reports on Form    42
       8-K Signatures..............................................

                                     PART I

ITEM 1. BUSINESS

     This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy;
(6) general economic conditions in the United States and in major European and Asian markets; (7) earthquakes, power failures and other disasters; and (8) other factors that might be described from time to time in Symyx Technologies' filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

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

     We are applying our technology to discover materials for industrial customers in the life sciences, chemicals and electronic industries. Our discovery efforts encompass a broad range of materials, from x-ray storage phosphors for mammography to polymers to speed DNA separation, thermoelectric materials for cooling computers and telecommunications equipment, polymers for personal care applications, lighting phosphors, battery materials, catalysts for the manufacture of pharmaceutical intermediates, commodity chemicals, plastics and rubbers.

     Our commercialization strategy is to apply our proprietary technologies to discover materials under our Industry Collaboration and Symyx Proprietary Materials businesses, and to commercialize select instruments and software through our Discovery Tools Technology Access business.

     In our Industry Collaborations we perform research for customers in exclusive fields, for which we receive profitable research funding and downstream royalties or other payments on materials we discover. This past year, we extended our research collaborations with Celanese to discover catalysts for the manufacture of commodity chemicals, and with Unilever to discover novel polymers for home and personal care products. We also initiated four new collaborations: with ABB to discover catalysts for cleaner automotive fuels, with Energizer to discover new battery materials, with ExxonMobil Chemical to discover catalysts for the production of olefins, and with ICI for the discovery of a variety of industrial materials. Together, these agreements illustrate our ability to address a surprisingly diverse mix of products and customers, indicating the broad market opportunities available to us.

     We have made considerable progress in our Proprietary Materials business in 2000 by building our product pipeline to fifteen development candidates from seven at the end of 1999. Certain of these candidates could be introduced into the market as early as 2002 or 2003, and include an X-ray storage phosphor licensed to Agfa, a plant protection dispensing agent for BASF, polymers for personal care applications for Unilever, a DNA separation polymer licensed to Applied Biosystems, a polyolefin catalyst for Dow, lighting phosphors licensed to Siemens, and battery materials for Energizer. It is not our expectation that all of these materials will be commercialized, but we do expect product royalty revenue to grow as a result of this pipeline.

     During 2000, we continued to expand our revenue pipeline by adding additional research, license and tools purchase agreements. This revenue comes from Symyx' partners and customers, which include Applied Biosystems Bayer, Celanese, Dow, ExxonMobil, ICI and Unilever. The Company currently has a backlog of over $40 million in committed future revenue.

     One of our most advanced discovery efforts is the discovery of new x-ray phosphors for mammography, achieved in our Agfa program. These materials have been transferred to Agfa and it is their objective to have products based on these materials on the market in 2001.

     In January 2000, we signed a joint development and licensing agreement with Applied Biosystems, a unit of Applera Corporation, to develop Symyx' proprietary polymer synthesis materials and methods for use in the analysis of DNA. This collaboration was the first to result from Symyx' internal efforts to discover, develop and commercialize proprietary materials.

     In our Discovery Tools business, we completed purchase agreements with five different customers, including Dow, ExxonMobil, Aventis, the Mexican Petroleum Institute and GIRSA, and delivered four systems to these customers. We expect to deliver the remaining contracted systems to ExxonMobil and GIRSA in 2001, and expand the receipt of license payments from the use of our installed systems.

     In August 1999, we established a manufacturing and commercialization agreement with Argonaut Technologies, Inc. to manufacture and commercialize small, manual instruments capable of performing 5 - 10 experiments a day. The first product offering of this collaboration is Endeavor(TM), an 8-cell continuous-stirred parallel pressure reactor. We are earning royalties on the sales of products by Argonaut incorporating our technology.

     In December 2000, we entered into a license agreement with Zeton Inc., for them to manufacture and commercialize a Multi-Channel Fixed-Bed Reactor Device. We will earn royalties on the sales of products by Zeton which incorporate our technology as well as a license fee over the term of the agreement.

     During 2001, we expect to grow our Industry Collaborations, expand our pipeline of development candidates in our Proprietary Materials business, and increase our installed base of Discovery Tools.

INDUSTRY BACKGROUND

     Materials and their diverse properties contribute in a vital way to many of the products we use everyday. Examples include the catalysts used in the manufacture of major chemicals, pharmaceuticals, plastics and rubbers, the plastics in many of our household and office goods, and luminescent materials in lighting and computer and television screens. The companies that produce these materials are facing heightened pressure to achieve growth targets and increase profitability. Traditional materials discovery relies on an expensive and time-consuming process of trial and error: making one material; testing it; then making a different material; testing it and so on. Traditional discovery methods are not fast enough to keep pace with product life cycles and growth expectations. As a result, many companies need to reduce costs, increase innovation, and create new businesses based on proprietary materials.

     We believe that we can assist chemical, life science and electronics companies by discovering new materials in a more productive and cost-effective manner than by using traditional methods.

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

     To achieve these efficiencies, we require extensive capabilities in materials synthesis, screening and data analysis. A particular challenge is the ability to screen materials for a wide range of properties. For example, to discover a new catalyst we need to screen how well it performs a specific chemical reaction, to discover a new polymer we need to screen for physical and mechanical properties such as molecular weight and toughness.

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

     Reflecting our position of pioneering the field of high-throughput discovery of novel materials, we now have 17 issued U.S. patents covering our methodology, instrumentation, and compositions of matter. We also continued to aggressively submit new patent applications and have filed over 200 patent applications worldwide. These patents and applications cover composition of matter, instruments and methodology and include three issued patents with broad claims in combinatorial methodologies.

SYMYX STRATEGY

     Our objective is to be the leading company using high-speed technologies for the discovery of new materials with commercially valuable properties. We have developed a strategy of three business approaches that we intend to follow in pursuit of our objective:

     - Industry Collaborations, in which partners fund research and technology development programs in exchange for exclusive rights to commercialize materials discovered in these programs. Work under these research programs is profitable, and the materials we develop are Proprietary Materials;

     - Symyx Proprietary Materials, where we discover and commercialize materials discovered in our Industry Collaborations and internally funded research programs. These materials are commercialized under licensing arrangements, and we expect to receive higher royalties or payments on materials discovered through internally funded programs; and

     - Discovery Tools Technology Access, in which we sell and license selected equipment and software to chemical, pharmaceutical and other companies for their own use.

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

     We receive funding from our collaborative partners through profitable annual research payments. These payments are made over the term of the research contract, which is generally one to three years. If a new material is discovered and commercialized, this is a Proprietary Material on which we will typically receive either royalties or milestone payments.

     The table below indicates some of our collaborative partners and the primary focus of the collaborations,

               PARTNER                      PRIMARY FOCUS OF COLLABORATIVE EFFORTS
               -------                      --------------------------------------
ABB Lumus Global......................  Environmentally improved automotive fuels
Agfa..................................  X-ray phosphors for radiography
Applied Biosystems....................  Polymers for DNA separation
BASF..................................  Specialty polymers for industrial formulations
Bayer.................................  Polyolefins, commodity chemicals
Celanese..............................  Commodity chemicals
Ciba Specialty Chemicals..............  Pigments
Dow Chemical..........................  Polyolefins and pharmaceutical intermediates
Eveready..............................  Battery materials
ExxonMobil............................  Production of olefins
Imperial Chemical Industries (ICI)....  High value specialty materials for high quality industrial applications
Osram OS*.............................  Phosphors for lighting
Unilever..............................  Polymers for product formulations used in home and personal care products

---------------
* an affiliate of Siemens

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

SYMYX PROPRIETARY MATERIALS

     We have generated a pipeline of 15 development candidates in our Proprietary Materials business, from our discovery efforts in Industry Collaborations and our own internally funded programs. This represents a net increase of 8 candidates during 2000. Our pipeline of 15 development candidates, as of year end 2000, consisted of 9 which are for life science applications, 3 for commodity chemicals and 3 for electronics.

     In 2000, approximately 25% of our research spending was on Symyx funded research. The focus of our Symyx funded programs is largely on life sciences, such as materials for genomics and pharmaceutical development, and on industrial polymer applications. We expect to receive higher royalties or payments on materials discovered through internally funded programs.

     Our first agreement for Proprietary Materials discovered through our internal efforts was with Applied Biosystems, for polymers to increase resolution and speed DNA separation. Under this agreement, Applied Biosystems made a payment for transfer of development candidates, and will also pay us advance royalties and royalties upon commercialization of materials. We have also licensed catalysts discovered in internal programs to Ciba Specialty Chemicals, Lonza and the Dow Chemical Company.

     One of our most advanced discovery efforts to date has resulted from our collaboration with Agfa in the area of discovery of new x-ray phosphors for radiography. Many groups have worked over the past fifteen years to find alternative materials that perform better than existing materials. Under our collaboration, we have made and screened over 50,000 phosphors, and we discovered several that have shown the potential to provide higher resolution, be easier to manufacture and have a longer shelf life than existing materials. These materials have been transferred to Agfa, and we have been advised by Agfa that their objective is to have products based on these materials on the market during late 2001.

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

     In 2000, we completed sales agreements with five different customers, including Dow, ExxonMobil, Aventis, the Mexican Petroleum Institute and GIRSA, and delivered four systems to these customers. We expect to deliver the remaining contracted systems to ExxonMobil and GIRSA in 2001, and expand the receipt of license payments from the use of our installed systems.

     We have designed the Discovery Tools that we initially plan to sell to perform an average of 100 experiments per day. We do not expect that our sale of Discovery Tools will affect our ability to enter into new research collaborations. Companies enter into collaborations with us to access all of our tools including our highest throughput screening equipment designed for new materials discovery, our scientific and technical staff and our libraries of catalysts and materials. We do not plan to offer access to these resources as part of our Discovery Tools program.

     In addition to the sale of Discovery Tools, we also believe that there is significant commercial value in the non-automated laboratory instruments that we developed to perform small scale parallel synthesis and screening of materials. We have formed collaborations with Argonaut Technologies, Inc. and Zeton Inc. to capture this opportunity. We earn royalties on the sale of instruments by Argonaut and Zeton.

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

     - equipment and software; and

     - new materials.

     During 2000, we were issued 3 U.S. patents containing broad claims covering our methodology. In addition, we were also issued U.S. patents for some of our instrumentation and compositions of matter, and we continued to aggressively submit new patent applications throughout the year 2000. As a result, we now have 17 issued U.S. patents and over 200 patent applications on file worldwide. We co-own 3 of the issued United States patents and some of the pending patent applications with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon formation of the Company. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

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

COMPETITION

     We are aware of some chemical companies with internal combinatorial programs. In addition, two European based companies, Avantium and HTE may also use combinatorial approaches to materials discovery. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

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

EMPLOYEES

     As of December 31, 2000, we had a total of 193 employees, including 153 scientific and technical employees and 40 people in business development, legal and general and administrative services. None of our employees are represented by a labor union, and we consider our employee relations to be good.

                                  RISK FACTORS

     All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our Common Stock. The risks described below, however, are not the only ones that we face. You should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

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

WE ARE DEPENDENT ON THE DEVELOPMENT ACTIVITIES OF COMPANIES IN THE CHEMICAL, LIFE SCIENCES AND ELECTRONICS INDUSTRIES, AND DECLINES OR REDUCTIONS IN RESEARCH AND DEVELOPMENT ACTIVITIES IN THESE INDUSTRIES COULD HARM OUR BUSINESS

     The market for our discovery services and instrumentation within the chemical, life sciences and electronics industries depends on our customers' ability and willingness to invest in research and development. A majority of our revenues are attributable to our research collaborations. Our future revenues are dependent on funding of our research collaborations, licensing of proprietary materials and sales of Discovery Tools.

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

     Because we expect future revenue growth from the sale of Discovery Tools, our revenues may decline or not grow as anticipated if we are unable to build the infrastructure to support this business or if the sales or build cycles for Discovery Tools systems lengthens unexpectedly.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND WILL BE DELAYED IN OUR MANUFACTURE OR UNABLE TO MANUFACTURE OUR DISCOVERY TOOLS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED

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

WE COMMERCIALIZE CERTAIN MANUAL LABORATORY INSTRUMENTS THROUGH THIRD PARTY ARRANGEMENTS, AND IF THESE THIRD PARTIES DO NOT PERFORM EFFECTIVELY, OUR ABILITY TO GENERATE REVENUE FROM THE SALE OF THESE PRODUCTS WILL BE HARMED

     We commercialize certain manual laboratory instruments through our relationships with Argonaut Technologies and Zeton Inc. The commercial success of these instruments will depend in large part on their features and price as compared to competing products and on their ability to achieve market acceptance. In addition, our ability to realize significant commercial sales of these instruments will also depend on the efforts of Argonaut and Zeton in promoting, marketing and selling these instruments. Zeton and Argonaut's efforts in this regard will be outside of our control. Accordingly, to the extent that they fail to effectively promote, market and sell our manual instruments, our revenues from the sales of these instruments, and therefore our operating results, would be harmed.

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

     A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature. Accordingly, in the event revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2001. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT AND HARM OUR BUSINESS

     Our facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. Recently, California has been experiencing a shortage of electrical supply that has resulted in intermittent loss of power in the form of rolling blackouts. In the event these blackouts continue or increase in severity, they could disrupt the operations of our facilities. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could harm our business and operating results.

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

ITEM 2. PROPERTIES

     Our facilities currently consist of an aggregate of approximately 104,300 square feet of office, research and laboratory space in several locations in Santa Clara and Sunnyvale, California, pursuant to leases that expire from 2002 to 2010. These facilities include a building of approximately 36,500 square feet, which we began to occupy early in the first quarter of 2001.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of SMMX. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

                                                              LOW       HIGH
                                                             ------    ------
1999
  Fourth Quarter...........................................  $18.00    $35.81
2000
  First Quarter............................................  $29.63    $80.00
  Second Quarter...........................................  $18.73    $47.75
  Third Quarter............................................  $33.75    $52.38
  Fourth Quarter...........................................  $28.13    $50.44

     As of February 28, 2001, there were approximately 297 holders of record of the Company's Common Stock.

     No dividends have been paid on the Common Stock since the Company's inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

     On November 18, 1999, a Registration Statement on Form S-1 (No. 333-87453) was declared effective by the Securities and Exchange Commission, pursuant to which 6,368,700 shares of the Company's Common Stock, no par value, were offered and sold for the account of the Company at a price of $14.00 per share, generating gross offering proceeds of $89.2 million for the account of the Company. The managing underwriters for the offering were Credit Suisse First Boston, Donaldson, Lufkin & Jenrette, Invemed Associates and Schroder & Co. Inc.

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

     From the effective date of the Registration Statement to December 31, 2000, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

Aggregate offering price....................................  $89,161,800
Expenses incurred in connection with offering...............    7,741,326
                                                              -----------
Net offering proceeds to issuer.............................   81,420,474
Purchase of equipment.......................................   12,488,019
Temporary investment in marketable securities...............   23,407,647
Working capital.............................................   45,524,808

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1996      1997      1998       1999       2000
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Revenue from collaborations..................  $    --   $ 4,806   $13,787   $ 30,497   $ 34,999
  Product and license revenues.................       --        --        --         --      8,319
                                                 -------   -------   -------   --------   --------
          Total revenues.......................       --     4,806    13,787     30,497     43,318
Operating expenses:
  Cost of products sold........................       --        --        --         --      2,775
  Research and development.....................    2,483     8,764    17,813     26,628     35,898
  General and administrative...................      567     2,129     4,515      7,624     11,798
                                                 -------   -------   -------   --------   --------
          Total operating expenses.............    3,050    10,893    22,328     34,252     50,471
                                                 -------   -------   -------   --------   --------
Loss from operations...........................   (3,050)   (6,087)   (8,541)    (3,755)    (7,153)
Interest income................................      375       843     1,117      2,542      7,155
Interest and other expense.....................       (6)     (352)     (731)      (934)      (924)
                                                 -------   -------   -------   --------   --------
Net loss.......................................  $(2,681)  $(5,596)  $(8,155)  $ (2,147)  $   (922)
                                                 =======   =======   =======   ========   ========
Basic and diluted net loss per share...........  $ (1.24)  $ (1.97)  $ (2.13)  $  (0.27)  $  (0.03)
                                                 =======   =======   =======   ========   ========
Shares used in computing basic and diluted net
  loss per share...............................    2,168     2,845     3,829      8,087     28,873
                                                 =======   =======   =======   ========   ========

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                  1996      1997      1998       1999       2000
                                                 -------   -------   -------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities...................................  $ 9,349   $20,614   $35,121   $119,270   $111,040
Working capital................................    8,789     9,860    15,701     33,299      9,633
Total assets...................................   10,674    34,861    52,903    148,305    146,221
Long-term obligations, less current portion....       --     4,455     7,591      6,729      3,010
Total stockholders' equity.....................   10,283    25,030    36,166    119,943    123,651

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy;
(6) general economic conditions in the United States and in major European and Asian markets; (7) earthquakes, power failures and other disasters; and (8) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Symyx was founded in September 1994 and began significant operations in April 1996. To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, license of proprietary materials, sale and license of instruments and software, and government grants. Our partners and customers include ABB Lumus Global, Applied Biosystems, BASF AG, Bayer AG, Celanese Ltd., The Dow Chemical Company, Eveready, ExxonMobil, GIRSA, ICI, Instituto Mexicano Del Petroleo, Unilever UK Central Resources Ltd. and a number of undisclosed Partners. We expect that our cash flows and revenue for 2001 will be comprised in large part of payments to be made and revenue to be earned under these and new agreements together with product and license revenue particularly from our Discovery Tools business.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

     - polymers, phosphors and catalysts for life science applications;

     - catalysts to manufacture commodity chemicals and polyolefins; and

     - new materials for electronic applications.

     These investments contributed to revenue increases from $13.8 million in 1998 to $30.5 million in 1999 to $43.3 million in 2000. Operating expenses increased from $22.3 million in 1998 to $34.3 million in 1999 to $50.5 million in 2000. Our total headcount increased from 108 employees at the end of 1998 to 170 employees at the end of 1999 and to 193 employees at the end of 2000.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was approximately $20.0 million.

SOURCES OF REVENUE AND REVENUE RECOGNITION POLICY

     We recognize revenue from the sale of Discovery Tools once customer acceptance has been achieved. If there are extended payment terms, we recognize revenue as the payments become due. We recognize revenue from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2000, we had deferred revenues of approximately $9.7 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

     - payments under existing and possible future collaborative arrangements;

     - government research grants;

     - royalties from our partners based on revenues received from any products commercialized under those agreements;

     - sales of Discovery Tools and other instruments; and

     - sales of any products discovered in our internal research programs.

     See Notes 1 and 2 of Notes to Financial Statements.

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

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred compensation of approximately $760,000 for 2000, $3.8 million for 1999 and $188,000 in 1998. The amortization expense relates to options awarded to employees and consultants in all operating expense categories. See Note 4 of Notes to Financial Statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 2000

  Revenues

     Our total revenues increased to $43.3 million in 2000, up 42% from $30.5 million in 1999. This increase was due primarily to the introduction of our Discovery Tools business which generated $6.3 million of revenue in 2000 together with a development candidate transfer fee which provided revenue of $2 million in 2000. The remainder of the increase in revenue was attributable to the addition of new research collaborations and the expansion of existing government grants. Applied Biosystems, Bayer, Celanese and The Dow Chemical Company accounted for 11%, 20%, 11% and 22% of total revenue for the 12 months ended December 31, 2000, and 0%, 32%, 12% and 18% of revenue for the same period in 1999.

     Revenue from research collaborations was less than research and development expense for the year ended December 31, 2000 due primarily to the research costs associated with internal projects primarily in our Proprietary Materials business and the development costs associated with our recently initiated Discovery Tools business. The excess of revenue over research and development costs during the year ended December 31, 1999 was primarily because we did not incur significant costs in our Discovery Tools and Proprietary Materials businesses.

  Cost of Products Sold

     Cost of products sold was $2.8 million for the twelve month period ended December 31, 2000. There was no cost of products sold in the twelve month period ended December 31, 1999.

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

     Research and development expenses increased 35% from $26.6 million in 1999 to $35.9 million in 2000. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

     Research and development expenses represented 87% of total revenues in 1999 and 83% of total revenues in 2000. The decrease as a percentage of total revenues was due primarily to revenue increases associated with the addition of significant contracts and the addition of product and license revenues in 2000. Our core businesses are research to discover new materials and the sale of instruments and related software. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

     We do not track fully burdened research and development costs by project however, we estimate that approximately 75% of research and development efforts in 2000 were undertaken for collaborative projects and approximately 25% of research spending was on our own internally funded research.

  General and Administrative Expenses

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased 55% from $7.6 million in 1999 to $11.8 million in 2000. Expenses increased primarily due to the addition of a number of business development personnel, increased salaries, consultant and other personnel related costs due to additional staffing necessary to manage and support our growth. General and administrative expenses also increased due to an increase in travel costs related mainly to business development and sales efforts, an increase in public relations costs associated with being a public company, an increase in insurance and license costs and expenses related to a proposed stock offering which was withdrawn during the three months ended March 31, 2000. These increases were partially offset by a decrease in the deferred compensation charge.

     General and administrative expenses represented 25% of total revenues in 1999 and 27% of total revenues in 2000. We expect that our general and administrative expenses will increase in absolute dollar amounts as we:

     - expand our business development and administrative staff;

     - add facilities; and

     - incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

  Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income increased from $2.5 million in 1999 to $7.2 million in 2000. This increase was due to higher average cash balances. Interest expense decreased from $934,000 in 1999 to $924,000 in 2000. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

  Provision for Income Taxes

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 1999 and 2000.

     As of December 31, 2000, we had a federal net operating loss carryforward of approximately $18.5 million. We also had federal research and development credit carryforwards of approximately $900,000. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2010 through 2020. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in the ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credit before utilization. See Note 5 of Notes to Financial Statements.

YEARS ENDED DECEMBER 31, 1998 AND 1999

  Revenues

     Our total revenues increased to $30.5 million in 1999, up 121% from $13.8 million in 1998. This increase was due primarily to the addition of new research collaborations and the expansion of existing government grants. Bayer, Celanese and The Dow Chemical Company accounted for 38%, 35% and no amount of total revenue in 1998, and 32%, 12% and 18% of revenue in 1999, respectively. B.F. Goodrich accounted for 6% of revenue in 1999. Our collaboration with B.F. Goodrich was terminated by mutual agreement in April 1999 after B.F. Goodrich merged with another company and changed its business focus from chemicals to aerospace. B.F. Goodrich has returned to us all of the intellectual property that was the subject of the collaboration agreement and has made termination payments through December 1999 amounting to $1,273,000, which have been recognized as revenue in 1999.

     Revenue from research collaborations exceeded research and development expense for the year ended December 31, 1999. This increase in revenue was primarily due to Technology Access Fees, which are being recognized over the term of the agreements, and higher reimbursement rates under certain collaboration agreements.

  Research and Development Expenses

     Research and development expenses increased 49% from $17.8 million in 1998 to $26.6 million in 1999. The increase was due primarily to an increase in salaries and other personnel costs to support our additional collaborative and internal research efforts.

     Research and development expenses represented 129% of total revenues in 1998 and 87% of total revenues in 1999. The decrease as a percentage of total revenues was due primarily to the addition of significant contracts in 1999.

  General and Administrative Expenses

     General and administrative expenses increased 69% from $4.5 in 1998 to $7.6 million in 1999. Expenses increased primarily due to increased staffing necessary to manage and support our growth. General and administrative expenses represented 33% of total revenues in 1998 and 25% of total revenues in 1999. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues.

  Net Interest Income (Expense)

     Interest income increased from $1.1 million in 1998 to $2.5 million in 1999. This increase was due to higher average cash balances. Interest expense increased from $731,000 in 1998 to $934,000 in 1999. This increase was due to additional equipment financing loans used to partially fund our acquisition of equipment.

  Provision for Income Taxes

     We incurred net operating losses in 1998 and 1999 and consequently we did not pay any significant federal, state or foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1996, we have financed our operations primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of December 31, 2000, we had $111.0 million in cash, cash equivalents and investments and $3.3 million available under an equipment financing line of credit.

     Our operating activities provided $1.7 million and $14.0 million of cash in 2000 and 1999, respectively. The sources of cash for 2000 and 1999 were primarily the receipt of research and development funding from collaborative partners, partially offset by operating expenses. Cash used in our operating activities was $2.9 million for 1998. Uses of cash in operating activities were primarily to fund net operating losses.

     Net cash used in investing activities was $19.2 million in 2000, $81.2 million in 1999 and $10.2 million in 1998. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $8.8 million in 2000, $11.5 million in 1999 and $5.8 million in 1998. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities used cash of $806,000 in 2000, and provided cash of $82.1 million in 1999 and $23.3 million in 1998, respectively. These amounts primarily represent the proceeds we received from our initial public offering in 1999 and the sale of preferred stock in 1998, equipment and leasehold improvement loan financings and proceeds from the exercise of stock options. We will repay loan financings over the next three years as follows: $3.7 million in 2001, $2.5 million in 2002 and $500,000 in 2003.

     Current assets decreased at December 31, 2000 as compared to December 31, 1999. The decrease was due primarily to a change in the classification of marketable securities between short and long term investments. At December 31, 1999 more of our portfolio was held as short term investments, whereas at December 31, 2000 we have invested in a greater number of longer term securities to take advantage of the higher interest rates. This change in the classification of marketable securities has been partially offset by an increase in interest receivable from these investments and an increase in inventories related to Discovery Tools systems currently being constructed. Deferred revenue decreased at December 31, 2000 as compared to December 31, 1999. This decrease was due to the timing of the receipt of advance payments, including technology access fees, under collaborative research programs.

     As of December 31, 2000, we had committed funding from existing collaborative partners, excluding milestone payments which are contingent upon the success of the research, of approximately $33.1 million. We also had committed revenue for the sale of Discovery Tools Systems of approximately $11.5 million.

     As of December 31, 2000 and 1999, our principal commitments were $18.9 million and $6.6 million, respectively. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations over the next ten years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities applying Statement 133. We will adopt SFAS No. 133 during our year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activity in the future.

DIVIDEND POLICY

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2000 our investment portfolio comprised approximately $9.3 million in money market funds and $100.4 million in U.S. corporate debt securities. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2000 levels, the fair value of our portfolio would decline by approximately $520,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   24
Balance Sheets at December 31, 2000 and 1999................   25
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................   26
Statement of Stockholders' Equity for the three year period
  ended December 31, 2000...................................   27
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................   28
Notes to Financial Statements...............................   29

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Symyx Technologies, Inc.

     We have audited the accompanying balance sheets of Symyx Technologies, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symyx Technologies, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
January 25, 2001

                            SYMYX TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 10,624    $ 28,943
  Short-term investments....................................    11,910      21,533
  Accounts receivable.......................................       993         962
  Prepaid expenses..........................................       967       1,555
  Inventories...............................................     2,763         462
  Interest receivable.......................................     1,930         937
  Other current assets......................................         6         540
                                                              --------    --------
          Total current assets..............................    29,193      54,932
Property and equipment, net.................................    26,377      23,879
Long-term investments.......................................    88,506      68,794
Other assets................................................     2,145         700
                                                              --------    --------
                                                              $146,221    $148,305
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities............  $  4,107    $  4,951
  Accrued compensation and employee benefits................     1,396         711
  Deferred rent.............................................       604         478
  Deferred revenue..........................................     9,734      12,189
  Current portion of equipment and facility loans...........     3,719       3,304
                                                              --------    --------
          Total current liabilities.........................    19,560      21,633
Equipment and facility loans................................     3,010       6,729
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, issuable in series; no shares issued and
     outstanding............................................        --          --
  Common stock, $0.001 par value, 100,000,000 shares
     authorized; 30,138,569 and 29,638,562 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        30          30
Additional paid-in capital..................................   144,748     142,048
Stockholder notes receivable................................      (621)       (731)
Deferred stock compensation.................................      (822)     (2,128)
Accumulated other comprehensive income (loss)...............       325        (189)
Accumulated deficit.........................................   (20,009)    (19,087)
                                                              --------    --------
          Total stockholders' equity........................   123,651     119,943
                                                              --------    --------
          Total liabilities and stockholders' equity........  $146,221    $148,305
                                                              ========    ========

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenues:
  Service revenues from collaborations and grants...........  $34,999    $30,497    $13,787
  Product and license revenues..............................    8,319         --         --
                                                              -------    -------    -------
          Total revenues....................................   43,318     30,497     13,787
Operating expenses:
  Cost of products sold.....................................    2,775         --         --
  Research and development..................................   35,898     26,628     17,813
  Sales, general and administrative.........................   11,798      7,624      4,515
                                                              -------    -------    -------
          Total operating expenses..........................   50,471     34,252     22,328
                                                              -------    -------    -------
Income (loss) from operations...............................   (7,153)    (3,755)    (8,541)
Interest income.............................................    7,155      2,542      1,117
Interest and other expense..................................     (924)      (934)      (731)
                                                              -------    -------    -------
Net income (loss)...........................................  $  (922)   $(2,147)   $(8,155)
                                                              =======    =======    =======
Basic and diluted net loss per share........................  $ (0.03)   $ (0.27)   $ (2.13)
                                                              =======    =======    =======
Shares used in computing basic and diluted net loss per
  share.....................................................   28,873      8,087      3,829
                                                              =======    =======    =======

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                    ACCUMULATED
                                                                                                                       OTHER
                                    PREFERRED STOCK     COMMON STOCK     ADDITIONAL   STOCKHOLDER     DEFERRED     COMPREHENSIVE
                                    ----------------   ---------------    PAID-IN        NOTES         STOCK          INCOME
                                    SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION      (LOSS)
                                    -------   ------   ------   ------   ----------   -----------   ------------   -------------
BALANCE AT JANUARY 1, 1998.......    16,351    $ 17     3,853    $ 4      $ 33,786       $  --        $    --          $   8
Issuance of Series D preferred
 stock for cash, net of issuance
 costs of $36....................     4,143       4        --     --        18,606          --             --             --
Issuance of common stock.........        --      --     1,532      1           642        (398)            --             --
Conversion of Class B common
 stock to common stock on a 1:10
 basis...........................        --      --       840      1            (1)         --             --             --
Issuance of Series D preferred
 stock as consideration for
 technology rights...............        67      --        --     --           300          --             --             --
Deferred stock compensation......        --      --        --     --           760          --           (760)            --
Amortization of deferred stock
 compensation....................        --      --        --     --            --          --            188             --
Comprehensive income (loss):
 Net income (loss) for the year
   ended December 31, 1998.......        --      --        --     --            --          --             --             --
 Unrealized gain (loss) on
   available-for-sale
   securities....................        --      --        --     --            --          --             --            (52)
Comprehensive loss...............        --      --        --     --            --          --             --             --
                                    -------    ----    ------    ---      --------       -----        -------          -----
BALANCE AT DECEMBER 31, 1998.....    20,561      21     6,225      6        54,093        (398)          (572)           (44)
Issuance of common stock net of
 issuance costs of $7,741........        --      --     7,440      8        82,413        (361)            --             --
Repurchase of common stock.......        --      --       (43)    --           (35)         28             --             --
Issuance of common stock in
 exchange for services...........        --      --        25     --           222          --             --             --
Conversion of preferred stock to
 common stock on a 7 for 9
 basis...........................   (20,561)    (21)   15,992     16             5          --             --             --
Deferred stock compensation......        --      --        --     --         5,350          --         (5,350)            --
Amortization of deferred stock
 compensation....................        --      --        --     --            --          --          3,794             --
Comprehensive income (loss):
 Net income (loss) for the year
   ended December 31, 1999.......        --      --        --     --            --          --             --             --
 Unrealized gain (loss) on
   available-for-sale
   securities....................        --      --        --     --            --          --             --           (145)
Comprehensive loss...............        --      --        --     --            --          --             --             --
                                    -------    ----    ------    ---      --------       -----        -------          -----
BALANCE AT DECEMBER 31, 1999.....        --      --    29,639     30       142,048        (731)        (2,128)          (189)
Repurchase of common stock.......        --      --       (43)    --           (50)         42             --             --
Issuance of common stock on
 exercise of options.............        --      --       436     --         1,356          --             --             --
Issuance of common stock under
 employee share purchase plan....        --      --        91     --         1,125          --             --             --
Issuance of common stock in
 exchange for acquired
 technology......................        --      --        16     --           815          --             --             --
Repayment of notes receivable....        --      --        --     --            --          68             --             --
Amortization of deferred stock
 compensation....................        --      --        --     --            --          --            760             --
Deferred stock compensation
 related to terminated
 employees.......................        --      --        --     --          (546)         --            546             --
Comprehensive income (loss):
 Net income (loss) for the year
   ended December 31, 2000.......        --      --        --     --            --          --             --             --
 Unrealized gain (loss) on
   available-for-sale
   securities....................        --      --        --     --            --          --             --            514
Comprehensive loss...............        --      --        --     --            --          --             --             --
                                    -------    ----    ------    ---      --------       -----        -------          -----
BALANCE AT DECEMBER 31, 2000.....        --    $ --    30,139    $30      $144,748       $(621)       $  (822)         $ 325
                                    =======    ====    ======    ===      ========       =====        =======          =====


                                                     TOTAL
                                   ACCUMULATED   STOCKHOLDERS'
                                     DEFICIT        EQUITY
                                   -----------   -------------
BALANCE AT JANUARY 1, 1998.......   $ (8,785)      $ 25,030
Issuance of Series D preferred
 stock for cash, net of issuance
 costs of $36....................         --         18,610
Issuance of common stock.........         --            245
Conversion of Class B common
 stock to common stock on a 1:10
 basis...........................         --             --
Issuance of Series D preferred
 stock as consideration for
 technology rights...............         --            300
Deferred stock compensation......         --             --
Amortization of deferred stock
 compensation....................         --            188
Comprehensive income (loss):
 Net income (loss) for the year
   ended December 31, 1998.......     (8,155)        (8,155)
 Unrealized gain (loss) on
   available-for-sale
   securities....................         --            (52)
                                                   --------
Comprehensive loss...............         --         (8,207)
                                    --------       --------
BALANCE AT DECEMBER 31, 1998.....    (16,940)        36,166
Issuance of common stock net of
 issuance costs of $7,741........         --         82,060
Repurchase of common stock.......         --             (7)
Issuance of common stock in
 exchange for services...........         --            222
Conversion of preferred stock to
 common stock on a 7 for 9
 basis...........................         --             --
Deferred stock compensation......         --             --
Amortization of deferred stock
 compensation....................         --          3,794
Comprehensive income (loss):
 Net income (loss) for the year
   ended December 31, 1999.......     (2,147)        (2,147)
 Unrealized gain (loss) on
   available-for-sale
   securities....................         --           (145)
                                                   --------
Comprehensive loss...............         --         (2,292)
                                    --------       --------
BALANCE AT DECEMBER 31, 1999.....    (19,087)       119,943
Repurchase of common stock.......         --             (8)
Issuance of common stock on
 exercise of options.............         --          1,356
Issuance of common stock under
 employee share purchase plan....         --          1,125
Issuance of common stock in
 exchange for acquired
 technology......................         --            815
Repayment of notes receivable....         --             68
Amortization of deferred stock
 compensation....................         --            760
Deferred stock compensation
 related to terminated
 employees.......................         --             --
Comprehensive income (loss):
 Net income (loss) for the year
   ended December 31, 2000.......       (922)          (922)
 Unrealized gain (loss) on
   available-for-sale
   securities....................         --            514
                                                   --------
Comprehensive loss...............         --           (408)
                                    --------       --------
BALANCE AT DECEMBER 31, 2000.....   $(20,009)      $123,651
                                    ========       ========

                            See accompanying notes.

                            SYMYX TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)..........................................  $   (922)   $ (2,147)   $ (8,155)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization............................     6,477       4,248       3,091
  Deferred compensation amortization.......................       760       3,794         188
  Issuance of preferred stock as consideration for
     technology rights.....................................        --          --         300
  Changes in assets and liabilities:
     Accounts receivable...................................       (31)       (336)       (626)
     Inventories...........................................    (2,301)       (462)         --
     Prepaid expenses......................................       588      (1,267)        (16)
     Other current assets..................................      (459)       (926)         42
     Accounts payable and other current liabilities........      (844)      3,275        (212)
     Deferred revenue......................................    (2,455)      8,017       2,288
     Accrued compensation and employee benefits............       685         295         213
     Deferred rent.........................................       126          31         159
     Other long-term assets................................        27        (492)       (146)
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................     1,651      14,030      (2,874)
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of property and equipment, net...................    (8,824)    (11,535)     (5,809)
Purchases of investments...................................   (63,165)    (84,204)    (20,053)
Proceeds from sales of investments.........................        --          --       1,275
Proceeds from maturities of investments....................    53,825      14,550      14,350
Acquisition of technology..................................    (1,000)         --          --
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................   (19,164)    (81,189)    (10,237)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance
  costs....................................................        --          --      18,610
Proceeds from issuance of common stock, net of repurchases
  and issuance costs.......................................     2,498      82,053         245
Principal payments on equipment and facility loans.........    (3,304)     (2,709)     (1,166)
Proceeds from equipment and facility loans.................        --       2,715       5,624
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................      (806)     82,059      23,313
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (18,319)     14,900      10,202
Cash and cash equivalents at beginning of year.............    28,943      14,043       3,841
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 10,624    $ 28,943    $ 14,043
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid..............................................  $    925    $  1,090    $    733
                                                             ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Exercise of stock options for notes receivable.............  $     --    $    333    $    398
                                                             ========    ========    ========
Common shares issued and contribution of capital in
  consideration of services rendered.......................  $     --    $    222    $     --
                                                             ========    ========    ========
Common shares issued and contribution of capital in
  consideration of technology acquisition..................  $    815    $     --    $     --
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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

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

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such determination as of each balance sheet date. Through December 31, 2000, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. The estimated fair value amounts have been determined by the Company using available market information and commonly used valuation methodologies.

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

                            SYMYX TECHNOLOGIES, INC.

     The following is a summary of the fair value of available-for-sale securities (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Money market funds.....................................  $  9,337    $  9,994
U.S. corporate debt securities.........................   100,416     107,745
                                                         --------    --------
          Total........................................  $109,753    $117,739
                                                         ========    ========

     Above amounts are included in the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Cash and cash equivalents..............................  $  9,337    $ 27,412
Short-term investments.................................    11,910      21,533
Long-term investments..................................    88,506      68,794
                                                         --------    --------
          Total........................................  $109,753    $117,739
                                                         ========    ========

     Following is a reconciliation of cash and cash equivalents:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Available-for-sale securities............................  $ 9,337    $27,412
Cash and bank accounts...................................    1,287      1,531
                                                           -------    -------
          Total cash and cash equivalents................  $10,624    $28,943
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

     Property and equipment consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Machinery and equipment.................................  $ 15,955    $10,699
Computers and software..................................     2,791      2,736
Leasehold improvements..................................    16,191     11,030
Construction in progress................................     2,127      5,981
Furniture and fixtures..................................       898        689
                                                          --------    -------
                                                            37,962     31,135
Less accumulated depreciation and amortization..........   (11,585)    (7,256)
                                                          --------    -------
Property and equipment, net.............................  $ 26,377    $23,879
                                                          ========    =======

     At December 31, 2000 and 1999, property and equipment with an original cost of $15,938,000 was collateralized and had accumulated depreciation of $8,813,000 and $6,102,000, respectively.

                            SYMYX TECHNOLOGIES, INC.

  Long Lived Assets

     The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than they carrying amount of those assets.

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

     Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Revenue from milestone payments, which are at risk until the milestones are completed, is recognized upon completion of these milestones.

     Product and license revenues include sales of Discovery Tools hardware, software and maintenance together with amounts earned for licenses to third parties licensed under the Company's intellectual property. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware, software and licenses to intellectual property unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months, and all other arrangements with payment terms longer than normal, not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     The Company's software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

     Reserves are provided for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative costs.

     Amounts received from third parties for licenses to the Company's intellectual property are recognized when earned under the terms of the related agreements. Generally revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation.

                            SYMYX TECHNOLOGIES, INC.

  Concentration of Revenue

     During the years ended December 31, 2000, 1999 and 1998 the following customers contributed more than 10% of the Company's total revenue for the year (in thousands).

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Applied Biosystems.......................................  $4,600    $   --    $   --
Bayer AG.................................................   8,607     9,650     5,242
B.F. Goodrich Company....................................      --     1,935     1,722
Celanese Ltd.............................................   4,621     3,688     4,783
The Dow Chemical Company.................................   5,950     5,500        --

  Inventories

     Work in process is the only component of inventories for all periods presented and comprises customized Discovery Tool instruments in the process of being built for customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis.

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

  Research and Development

     Symyx' policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers.

  Software Development Costs

     Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     As the Company's business model has evolved, it has commenced bundling with the Discovery Tools it sells, licenses to software that was originally developed for internal research and development purposes. Due to the unique nature of the Discovery Tool Systems, and the required product development process, technological feasibility is established only upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

  Stock-Based Compensation

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of

                            SYMYX TECHNOLOGIES, INC.

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

     Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

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

     The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Net loss....................................................  $  (922)   $(2,147)   $(8,155)
                                                              =======    =======    =======
Basic and diluted:
  Weighted-average shares of common stock outstanding.......   29,884      9,599      4,659
  Less: weighted-average shares subject to repurchase.......   (1,011)    (1,512)      (830)
                                                              -------    -------    -------
  Weighted-average shares used in computing basic and
     diluted net loss per share.............................   28,873      8,087      3,829
                                                              =======    =======    =======
Basic and diluted net loss per share........................  $ (0.03)   $ (0.27)   $ (2.13)
                                                              =======    =======    =======
Pro forma (unaudited):
  Net loss..................................................             $(2,147)   $(8,155)
                                                                         =======    =======
  Shares used above.........................................               8,087      3,829
  Pro forma adjustment to reflect weighted effect of
     conversion of convertible preferred stock..............              14,080     13,908
                                                                         -------    -------
  Shares used in computing pro forma basic and diluted net
     loss per share.........................................              22,167     17,737
                                                                         =======    =======
Pro forma basic and diluted net loss per share..............             $ (0.10)   $ (0.46)
                                                                         =======    =======

     The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,083,787, 4,218,304 and 18,862,072 for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 4 for further information on these securities.

                            SYMYX TECHNOLOGIES, INC.

  Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Comprehensive loss has been disclosed in the statement of stockholders' equity for all periods presented.

  Segment Reporting

     The Company has determined that it operates in only one segment, being the discovery and license of proprietary materials and sale of instruments and software used in the discovery of such materials.

  Effect of New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities applying Statement 133. The Company will adopt SFAS No. 133 during our year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The Company is unable to predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activity in the future.

 2. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into a number of multi-year research and development collaborations to perform research for customers in exclusive fields over multiple years. The major collaborative arrangements all have similar contractual terms and are non-cancelable other than for material breach or certain other conditions. Under the collaborative arrangements, the Company is responsible for performing research at levels defined in the agreement, including synthesis, screening and informatics. The customer, in turn, is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. The Company typically receives research and development funding at specified amounts per full time equivalent employee working on the project and is entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones. The agreements also contain procedures by which the Company and the customer will determine royalty rates for the sale or license of products under the agreements.

                            SYMYX TECHNOLOGIES, INC.

     The table below indicates the major collaborative partners for whom the Company conducted research and development in 2000, together with the primary focus of the collaborations:

                 PARTNER                    PRIMARY FOCUS OF COLLABORATIVE EFFORTS
                 -------                    --------------------------------------
ABB Lumus Global.........................  Environmentally improved automotive fuels
Applied Biosystems.......................  Polymers for DNA separation
BASF.....................................  Specialty polymers for industrial formulations
Bayer....................................  Polyolefins, commodity chemicals
Celanese.................................  Commodity chemicals
Ciba Specialty Chemicals.................  Pigments
Dow Chemical.............................  Polyolefins and pharmaceutical intermediates
Eveready.................................  Battery materials
ExxonMobil...............................  Production of olefins
Imperial Chemical Industries (ICI).......  High value specialty materials for high quality industrial applications
Osram OS*................................  Phosphors for lighting
Unilever.................................  Polymers for product formulations used in home and personal care products

---------------
* an affiliate of Siemens

     Under the collaborative arrangements, the Company owns all inventions conceived and reduced to practice solely by the Company in connection with activities under the agreements and all know-how and intellectual property rights related thereto; and the Company and the collaborative partner jointly own all inventions made, conceived, reduced to practice, or otherwise developed jointly by employees or consultants of the Company and those of the collaborative partner in connection with activities under the agreement and all know-how and intellectual property rights related thereto.

     The agreements are typically cancelable only in the event of breach by either party. As of December 31, 2000, the Company had committed funding from existing collaborative partners, excluding milestone payments which are contingent upon the success of the research, of approximately $33.1 million. Revenue from collaborative partners who individually comprised more than 10% of revenue are included within Note 1 -- Concentration of Revenue.

     During 1998, the Company was awarded grants from the U.S. Office of Naval Research Defense Advanced Research Projects Agency (DARPA) and the U.S. Department of Energy. During the year ended December 31, 1999, the Company was awarded one additional grant from both the U.S. Office of Naval Research Defense Advanced Research Projects Agency (DARPA) and the U.S. Department of Energy. During 2000, an extension to the 1999 grant was awarded to the Company. Under these grants, the Company was reimbursed for research costs over various periods as specified in the awards. During the years ended December 31, 2000, 1999 and 1998, revenue recognized in the aggregate under these grants was approximately $1,596,000, $2,811,000 and $1,011,000, respectively.

 3. FACILITY LEASE AND OTHER COMMITMENTS

     The Company entered into an 11 year operating lease agreement for its facility commencing February 1, 1997, with rent payments commencing July 1, 1998. In May 1999, the Company entered into an eight-and-a-half-year operating lease agreement for an additional facility commencing October 1999. In February 2000, the Company entered into an agreement to lease an additional facility. The lease commenced on October 1, 2000 and has an initial term of ten years with an option to extend the initial term for an additional five years.

                            SYMYX TECHNOLOGIES, INC.

     Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $1,160,000, $426,000 and $308,000, for the years ended December 31, 2000, 1999, and 1998, respectively. Future commitments under the operating leases for the facilities are as follows (in thousands):

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
2001....................................................    $ 1,841
2002....................................................      1,902
2003....................................................      1,982
2004....................................................      2,064
2005....................................................      2,148
Thereafter..............................................      8,942
                                                            -------
                                                            $18,879
                                                            =======

     In connection with the build out of the Company's facility, the Company entered into a loan and security agreement in January 1997 for up to $6,000,000 (of which $5,000,000 may be used for leasehold improvements). Amounts drawn under the loan bear a weighted-average interest rate of 13.9%, have a term of 48 months and are secured by the building improvements financed. The Company issued 155,555 shares of common stock to the lender at $0.19 per share in January 1997 in connection with this arrangement. As of December 31, 1998, the Company had drawn the full amount available under the arrangement.

     In December 1998, the Company entered into loan and security arrangements for up to $10,000,000 with Transamerica Business Credit and LMSI Venture Finance. Amounts drawn under the loans will bear interest rates of approximately 8.5% to 10.0%, have a term of 48 months, and are secured by equipment financed by proceeds under the agreements. Under these agreements, $5,624,000 was drawn in 1998 and an additional $2,715,000 was drawn in 1999. No additional amounts are available for draw down under these loan and security arrangements as they expired during 2000.

     Future principal payments under the loan agreements are as follows as of December 31, 2000 (in thousands):

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
2001....................................................     $3,719
2002....................................................      2,467
2003....................................................        543
                                                             ------
          Total principal payments......................     $6,729
                                                             ======

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

                            SYMYX TECHNOLOGIES, INC.

  Common Stock

     Included in the common shares outstanding at December 31, 2000 and 1999 are 750,821 and 1,379,806 shares of common stock subject to repurchase rights, which generally expire ratably over four or five years from date of issuance. Certain of these shares were issued pursuant to full-recourse notes receivable, which bear interest at rates between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of the participant's employment with the Company, or on various dates beginning in February 2003. In 1998, the Company sold 525,000 shares of common stock to its Chief Executive Officer concurrent with the commencement of his employment. The shares are subject to the Company's right of repurchase at the original purchase price, in the event of termination, which lapses over a four year period.

     As of December 31, 2000, the Company has reserved 4,426,207 shares of common stock for future issuance in relation to the Company's Stock Option Plans.

  Stock Purchase Plan

     In October 1999, the Company's shareholders approved the adoption of the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on November 18, 1999. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, beginning with fiscal 2000, equal to the lessor of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the board of directors. At December 31, 2000, shares of common stock available for future issue under the Stock Purchase Plan are 505,262.

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

     A summary of activity under the 1996 and 1997 Stock Option Plans is as follows:

                                                               OUTSTANDING STOCK OPTIONS
                                                       ------------------------------------------
                                                                                        WEIGHTED-
                                                                                         AVERAGE
                                                       NUMBER OF        EXERCISE        EXERCISE
                                                         SHARES           PRICE           PRICE
                                                       ----------    ---------------    ---------
Balance at December 31, 1997.........................   2,141,584    $ 0.01 - $ 0.39     $ 0.28
Options granted......................................   1,205,430    $ 0.39 - $ 0.96     $ 0.71
Options exercised....................................  (1,162,909)   $ 0.19 - $ 0.96     $ 0.28
Options canceled.....................................    (229,885)   $ 0.19 - $ 0.58     $ 0.26
                                                       ----------
Balance at December 31, 1998.........................   1,954,220    $ 0.19 - $ 0.96     $ 0.54
Options granted......................................   2,209,817    $ 0.96 - $33.00     $ 7.50
Options exercised....................................  (1,071,580)   $ 0.19 - $12.00     $ 0.93
Options canceled.....................................    (253,959)   $ 0.19 - $ 1.93     $ 0.64
                                                       ----------
Balance at December 31, 1999.........................   2,838,498    $ 0.01 - $33.00     $ 5.80
Options granted......................................   2,054,105    $24.13 - $62.63     $47.83
Options exercised....................................    (418,669)   $ 0.19 - $31.88     $ 3.24
Options canceled.....................................    (592,228)   $ 0.19 - $57.00     $17.23
                                                       ----------
Balance at December 31, 2000.........................   3,881,706    $ 0.01 - $62.63     $26.57
                                                       ==========

     At December 31, 2000 and 1999, vested and outstanding options for 2,200,389 and 580,476 shares were exercisable at weighted-average exercise prices of $9.95, and $1.84, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $28.77, $4.01 and $0.35, respectively. At December 31, 2000, options for shares of common stock available for future grants under the 1997 Stock Option Plan are 544,501.

     An analysis of options outstanding at December 31, 2000 is as follows:

                                                               OPTIONS VESTED
                   OPTIONS       WEIGHTED-     OPTIONS    ------------------------
                 OUTSTANDING      AVERAGE     WEIGHTED-                  WEIGHTED-
                      AT         REMAINING     AVERAGE     VESTED AT      AVERAGE
                 DECEMBER 31,   CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
EXERCISE PRICE       2000          LIFE         PRICE         2000         PRICE
--------------   ------------   -----------   ---------   ------------   ---------
                                (IN YEARS)
$ 0.19 - $ 0.39     348,703         6.6        $ 0.34        348,703      $ 0.34
$ 0.96 - $ 0.96     400,819         7.8        $ 0.96        400,819      $ 0.96
$ 1.93 - $ 6.43     446,639         8.3        $ 3.73        446,639      $ 3.73
$11.57 - $12.00     776,041         8.7        $11.96        775,101      $11.96
$22.44 - $33.00     445,594         9.5        $28.51         71,336      $29.84
$34.63 - $51.50     282,849         9.4        $41.01         73,691      $46.87
$55.38 - $62.63   1,181,061         9.2        $57.06         84,100      $57.97
                  ---------                                ---------
                  3,881,706         8.7        $26.57      2,200,389      $ 9.95
                  =========                                =========

     Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company's initial public offering in November 1999 were estimated at the date of grant using the minimum value method. Options granted following the Company's November 1999 initial public

                            SYMYX TECHNOLOGIES, INC.

offering have been valued using the Black-Scholes method with an expected stock volatility of 0.70 in 1999 and 0.84 in 2000. Other valuation assumptions are as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Expected dividend yield.....................................    0%       0%      0%
Risk-free interest rate.....................................  6.4%    5.50%   5.25%
Expected life (years).......................................  3.5      3.5     5.0

     The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2000. No issuances were made in 1999 or 1998.

                                                              2000
                                                              ----
Expected stock price volatility.............................  0.84
Risk-free interest rate.....................................  6.40%
Expected life (years).......................................  0.50

     Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net income (loss):
  As reported........................................  $   (922)   $(2,147)   $(8,155)
                                                       ========    =======    =======
  Pro forma for SFAS 123.............................  $(19,419)   $(3,031)   $(8,226)
                                                       ========    =======    =======
Basic and diluted net income (loss) per share:
  As reported........................................  $  (0.03)   $ (0.27)   $ (2.13)
                                                       ========    =======    =======
  Pro forma for SFAS 123.............................  $  (0.67)   $ (0.37)   $ (2.15)
                                                       ========    =======    =======

     During the years ended December 31, 1999 and 1998, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. During the years ended December 31, 1999 and 1998, the Company also recorded deferred compensation with respect to stock options granted to consultants totaling $1,502,000 and $155,000, respectively. Options granted to consultants are generally variable awards and are revalued at the end of each accounting period in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 1998 and 1999: estimated volatility of 0.5, risk-free interest rate of 5.0%, no dividend yield; and an expected life of the option equal to the full term, generally ten years from the date of grant. The resulting values are charged to expense as they are earned. All consultant awards were fully vested during 1999 and no additional awards to consultants were granted in 2000. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization of deferred stock compensation expense of approximately $760,000, $3,794,000 and $188,000, respectively. At December 31, 2000, the
Company had a total of approximately $822,000 remaining to be amortized over the corresponding vesting period of each respective option.

                            SYMYX TECHNOLOGIES, INC.

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----    -------    -----
Research and development....................................  $588     $2,664     $173
General and administrative..................................   172      1,130       15
                                                              ----     ------     ----
          Total.............................................  $760     $3,794     $188
                                                              ====     ======     ====

 5. INCOME TAXES

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 2000, 1999 and 1998.

     As of December 31, 2000, the Company had a federal net operating loss carry forward of approximately $18.5 million. The Company also had federal research and development credit carry forwards of approximately $900,000. The net operating loss and credit carry forwards will expire at various dates beginning in 2010 through 2020, if not utilized.

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

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
DEFERRED TAX ASSETS:
Net operating loss carryforwards.........................  $ 6,600    $ 4,000
Tax credit carryforwards.................................    1,500      1,500
Deferred revenue.........................................       --        600
Capitalized research and development.....................      400        200
Other....................................................      700        700
                                                           -------    -------
          Total deferred tax assets......................    9,200      7,000
Valuation allowance for deferred tax assets..............   (9,200)    (7,000)
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
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

     The net valuation allowance decreased by $400,000 and increased by $4,000,000 during the years ended December 31, 1999 and 1998, respectively.

                            SYMYX TECHNOLOGIES, INC.

 6. RELATED PARTY TRANSACTIONS

     Prior to its initial public offering, the Company implemented a program under which directors, executive officers and certain other employees were permitted to purchase restricted stock or to exercise stock options pursuant to full recourse promissory notes. The notes bear interest between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of employment or on various dates beginning February 2003. In 1999 and 1998, loans were made in the amount of $333,600 and $397,750, respectively, pursuant to this program. During 2000, $128,996 of these promissory notes were repaid. In addition, in 1998, the Company loaned $300,000 to an officer in connection with certain relocation expenses. This loan was repaid in full in July 1999.

 7. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts).

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
2000
Total revenues................................  $12,051     $11,047      $ 8,817         $11,403
Operating expenses
  Cost of products sold.......................      196       1,533           29           1,017
  Research and development....................    8,581       8,871        8,657           9,789
  Sales, general and administrative...........    3,093       3,152        2,723           2,830
                                                -------     -------      -------         -------
          Total operating expenses............   11,870      13,556       11,409          13,636
Interest income (expense), net................    1,493       1,534        1,587           1,618
                                                -------     -------      -------         -------
Net income (loss).............................  $ 1,674     $  (975)     $(1,005)        $  (616)
                                                =======     =======      =======         =======
Basic net income (loss) per share.............  $  0.06     $ (0.03)     $ (0.03)        $ (0.02)
                                                =======     =======      =======         =======
Diluted net income (loss) per share...........  $  0.05     $ (0.03)     $ (0.03)        $ (0.02)
                                                =======     =======      =======         =======

                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------
                                                MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------     -------    ------------    -----------
1999
Total revenues................................  $ 7,041      $8,589       $ 7,219         $ 7,648
Operating expenses
  Cost of products sold.......................       --          --            --              --
  Research and development....................    5,447       5,846         7,347           7,987
  Sales, general and administrative...........    1,843       1,834         1,933           2,015
                                                -------      ------       -------         -------
          Total operating expenses............    7,290       7,680         9,280          10,002
Interest income (expense), net................      177         236           319             876
                                                -------      ------       -------         -------
Net income (loss).............................  $   (72)     $1,145       $(1,742)        $(1,478)
                                                =======      ======       =======         =======
Basic net income (loss) per share.............  $ (0.01)     $ 0.22       $ (0.30)        $ (0.09)
                                                =======      ======       =======         =======
Diluted net income (loss) per share...........  $ (0.01)     $ 0.17       $ (0.30)        $ (0.09)
                                                =======      ======       =======         =======

 8. SUBSEQUENT EVENTS (UNAUDITED)

     The Company incorporated a Swiss subsidiary, Symyx Technologies AG, effective February 9, 2001. The subsidiary will provide Symyx with a European presence for sales and support.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)1. FINANCIAL STATEMENTS

     The following Financial Statements of Symyx Technologies, Inc. and Report of Ernst & Young LLP, have been filed as part of this Form 10-K. See Index to Financial Statements under Item 8, above:

        INDEX TO FINANCIAL STATEMENTS

         Report of Ernst & Young LLP, Independent Auditors
         Balance Sheets at December 31, 2000 and 1999
         Statements of Operations for the years ended December 31, 2000, 1999 and 1998
         Statement of Stockholders' Equity for the three year period ended December 31, 2000
         Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
         Notes to Financial Statements

     (A)2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (A)3. EXHIBITS

     Refer to (C) below.

     (B) REPORTS ON FORM 8-K

     The Company was not required to and did not file any reports on Form 8-K during the period from September 30, 2000 to date of filing.

     (C) EXHIBITS

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 -------                       -----------------------
 #3.1        Amended and Restated Certificate of Incorporation
 @3.2        Bylaws of Symyx
 *4.1        Specimen Common Stock Certificate
 *5.1        Opinion of Wilson Sonsini Goodrich & Rosati, Professional
             Corporation
*10.1        Restated Investors Rights Agreement dated March 27, 1998
*10.2        1996 Stock Plan and forms of agreements thereunder
*10.3        1997 Stock Plan and forms of agreements thereunder
*10.4        1999 Employee Stock Purchase Plan
*10.5        Form of Director and Executive Officer Indemnification
             Agreement
*10.6        Form of Change of Control Agreement between Symyx and the
             following individuals: Steven D. Goldby, Isy Goldwasser,
             Jeryl L. Hilleman, and W. Henry Weinberg
*10.7        Standard Industrial/Commercial Single-Tenant Lease dated
             November 15, 1996 between Symyx and Patrick and Bette Ng,
             Co-Trustees for The Ng Living Trust, for office space
             located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
*10.7(a)     First Amendment to Lease between Symyx and Patrick and Bette
             Ng, Co-Trustees for The Ng Living Trust
*10.8        Collaboration Agreement dated March 1, 1998 between Symyx
             and Bayer AG
*10.8(a)     Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
*10.8(b)     Amendment No. 2 dated November 1, 1998 to Collaboration
             Agreement between Symyx and Bayer AG
*10.8(c)     Amendment No. 3 dated January 1, 1999 to Collaboration
             Agreement between Symyx and Bayer AG
*10.8(d)     Amendment No. 4 dated September 15, 1999 to Collaboration
             Agreement between Symyx and Bayer AG
*10.9        Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
*10.10       Collaborative Research and License Agreement dated January
             1, 1999 between Symyx and The Dow Chemical Company
*10.11       License Agreement dated June 22, 1995 between Symyx and
             Lawrence Berkeley Laboratory, on behalf of The Regents of
             the University of California
*10.12       License and Supply Agreement effective August 6, 1999
             between Symyx and Argonaut Technologies, Inc.
 10.13       Lease by and between East Arques Sunnyvale, LLC and Symyx
             Technologies, Inc. for the premises at 1263 E. Arques,
             Sunnyvale, California, and addenda and inserts thereto
 23.1        Consent of Ernst & Young LLP, Independent Auditors

---------------
# Incorporated by reference to exhibit 3.1(b) filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

@ Incorporated by reference to exhibit 3.2(b) filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

* Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYMYX TECHNOLOGIES, INC.
                                          (Registrant)

March 23, 2001                            By:     /s/ STEVEN D. GOLDBY
                                            ------------------------------------
                                                      Steven D. Goldby
                                                  Chief Executive Officer
                                                 and Chairman of the Board

March 23, 2001                            By:     /s/ JERYL L. HILLEMAN
                                            ------------------------------------
                                                     Jeryl L. Hilleman
                                                 Senior Vice President and
                                                  Chief Financial Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               By /s/ STEVEN D. GOLDBY                   Chief Executive Officer and    March 23, 2001
  -------------------------------------------------         Chairman of the Board
                  Steven D. Goldby                      (Principal Executive Officer)

              By /s/ JERYL L. HILLEMAN                 Senior Vice President and Chief  March 23, 2001
  -------------------------------------------------     Financial Officer (Principal
                  Jeryl L. Hilleman                       Financial and Accounting
                                                                  Officer)

               By /s/ THOMAS R. BARUCH                            Director              March 23, 2001
  -------------------------------------------------
                  Thomas R. Baruch

              By /s/ SAMUEL D. COLELLA                            Director              March 23, 2001
  -------------------------------------------------
                  Samuel D. Colella

                By /s/ MARTIN GERSTEL                             Director              March 23, 2001
  -------------------------------------------------
                   Martin Gerstel

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
         By /s/ BARON GAULTHAUS KRAIJENHOFF                       Director              March 23, 2001
  -------------------------------------------------
             Baron Gaulthaus Kraijenhoff

          By /s/ FRANCOIS A. L'EPLATTENIER                        Director              March 23, 2001
  -------------------------------------------------
              Francois A. L'Eplattenier

            By /s/ KENNETH J. NUSSBACHER                          Director              March 23, 2001
  -------------------------------------------------
                Kenneth J. Nussbacher

               By /s/ MARIO M. ROSATI                             Director              March 23, 2001
  -------------------------------------------------
                   Mario M. Rosati

               By /s/ PETER G. SCHULTZ                            Director              March 23, 2001
  -------------------------------------------------
                  Peter G. Schultz

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 -------                       -----------------------
 #3.1        Amended and Restated Certificate of Incorporation
 @3.2        Bylaws of Symyx
 *4.1        Specimen Common Stock Certificate
 *5.1        Opinion of Wilson Sonsini Goodrich & Rosati, Professional
             Corporation
*10.1        Restated Investors Rights Agreement dated March 27, 1998
*10.2        1996 Stock Plan and forms of agreements thereunder
*10.3        1997 Stock Plan and forms of agreements thereunder
*10.4        1999 Employee Stock Purchase Plan
*10.5        Form of Director and Executive Officer Indemnification
             Agreement
*10.6        Form of Change of Control Agreement between Symyx and the
             following individuals: Steven D. Goldby, Isy Goldwasser,
             Jeryl L. Hilleman, and W. Henry Weinberg
*10.7        Standard Industrial/Commercial Single-Tenant Lease dated
             November 15, 1996 between Symyx and Patrick and Bette Ng,
             Co-Trustees for The Ng Living Trust, for office space
             located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
*10.7(a)     First Amendment to Lease between Symyx and Patrick and Bette
             Ng, Co-Trustees for The Ng Living Trust
*10.8        Collaboration Agreement dated March 1, 1998 between Symyx
             and Bayer AG
*10.8(a)     Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
*10.8(b)     Amendment No. 2 dated November 1, 1998 to Collaboration
             Agreement between Symyx and Bayer AG
*10.8(c)     Amendment No. 3 dated January 1, 1999 to Collaboration
             Agreement between Symyx and Bayer AG
*10.8(d)     Amendment No. 4 dated September 15, 1999 to Collaboration
             Agreement between Symyx and Bayer AG
*10.9        Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
*10.10       Collaborative Research and License Agreement dated January
             1, 1999 between Symyx and The Dow Chemical Company
*10.11       License Agreement dated June 22, 1995 between Symyx and
             Lawrence Berkeley Laboratory, on behalf of The Regents of
             the University of California
*10.12       License and Supply Agreement effective August 6, 1999
             between Symyx and Argonaut Technologies, Inc.
 10.13       Lease by and between East Arques Sunnyvale, LLC and Symyx
             Technologies, Inc. for the premises at 1263 E. Arques,
             Sunnyvale, California, and addenda and inserts thereto
 23.1        Consent of Ernst & Young LLP, Independent Auditors

---------------
# Incorporated by reference to exhibit 3.1(b) filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

@ Incorporated by reference to exhibit 3.2(b) filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

* Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.