Form 10-Q
period 2001-03-31
SYMYX TECHNOLOGIES INC
filed 2001-05-09
CIK 1095330

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                   (Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2001

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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
Yes  X     No
    ---       ---


As of May 2, 2001, Registrant had outstanding 30,343,590 shares of Common Stock, $.001 par value.

================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):
         Condensed Statements of Operations - three months ended March 31, 2001 and 2000..........          2
         Condensed Balance Sheets - March 31, 2001 and December 31, 2000..........................          3
         Condensed Statements of Cash Flows - three months ended March 31, 2001 and 2000..........          4
         Notes to Condensed Financial Statements..................................................          5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....          8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................         18


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................         19
Item 2.  Changes in Securities and Use of Proceeds................................................         19
Item 3.  Defaults Upon Senior Securities..........................................................         19
Item 4.  Submission of Matters to a Vote of Security Holders......................................         19
Item 5.  Other Information........................................................................         19
Item 6.  Exhibits and Reports on Form 8-K.........................................................         19

              Signatures..........................................................................         20


--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            SYMYX TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 ----------------------
                                                                   2001          2000
                                                                --------      --------
Revenues:
  Revenue from collaborations and grants ...................     $  9,827      $  9,091
  Product and license revenue ..............................        4,186         2,960
                                                                 --------      --------
        Total revenues .....................................       14,013        12,051

Operating expenses:
  Cost of products sold ....................................        2,286           196
  Research and development .................................       10,305         8,581
  Sales, general and administrative ........................        2,874         3,093
                                                                 --------      --------
        Total operating expenses ...........................       15,465        11,870
                                                                 --------      --------
Income (loss) from operations ..............................       (1,452)          181
Interest income (expense), net .............................        1,667         1,493
                                                                 --------      --------
Income (loss) before income tax expense ....................          215         1,674
Income tax expense .........................................           35            --
                                                                 --------      --------
Net income (loss) ..........................................     $    180      $  1,674
                                                                 ========      ========
Net income (loss) per share (Basic) ........................     $   0.01      $   0.06
                                                                 ========      ========
Net income (loss) per share (Diluted) ......................     $   0.01      $   0.05
                                                                 ========      ========
Shares used in computing basic net income (loss) per share..       29,501        28,351
                                                                 ========      ========
Shares used in computing diluted net income (loss) per
  share.....................................................       31,001        30,726
                                                                 ========      ========



            See accompanying notes to condensed financial statements

--------------------------------------------------------------------------------
                                       2

                            SYMYX TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                           MARCH 31,     DECEMBER 31,
                                                                             2001            2000
                                                                          -----------    ------------
                                                                          (UNAUDITED)      (NOTE 1)
                                    ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $  42,958      $  10,624
  Short-term investments .............................................        10,961         11,910
  Accounts receivable ................................................           311            993
  Prepaid expenses ...................................................           877            967
  Inventories ........................................................         1,823          2,763
  Interest receivable ................................................         1,494          1,930
  Other current assets ...............................................            16              6
                                                                           ---------      ---------
Total current assets .................................................        58,440         29,193
Property and equipment, net ..........................................        28,148         26,377
Long-term investments ................................................        60,552         88,506
Other assets .........................................................         2,052          2,145
                                                                           ---------      ---------
                                                                           $ 149,192      $ 146,221
                                                                           =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities .....................     $   6,002      $   4,107
  Accrued compensation and employee benefits .........................         1,396          1,396
  Deferred rent ......................................................           669            604
  Deferred revenue ...................................................        10,119          9,734
  Current portion of equipment and facility loans ....................         3,366          3,719
                                                                           ---------      ---------
Total current liabilities ............................................        21,552         19,560
Equipment and facility loans .........................................         2,477          3,010

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, issuable in series; no
  shares issued and outstanding ......................................            --             --
Common stock, $0.001 par value, 100,000,000 shares authorized and
  30,281,276 and 30,138,569 shares issued and outstanding at March 31,
  2001 and December 31, 2000, respectively ...........................            30             30
Additional paid-in capital ...........................................       145,467        144,748
Stockholder notes receivable .........................................          (570)          (621)
Deferred stock compensation ..........................................          (678)          (822)
Accumulated other comprehensive income (loss) ........................           743            325
Accumulated deficit ..................................................       (19,829)       (20,009)
                                                                           ---------      ---------
Total stockholders' equity ...........................................       125,163        123,651
                                                                           ---------      ---------
Total liabilities and stockholders' equity ...........................     $ 149,192      $ 146,221
                                                                           =========      =========



            See accompanying notes to condensed financial statements.

--------------------------------------------------------------------------------
                                       3

                            SYMYX TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                         ----------------------
                                                                           2001          2000
                                                                         --------      --------
OPERATING ACTIVITIES
Net income (loss) ..................................................     $    180      $  1,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...................................        2,059         1,506
   Deferred compensation amortization ..............................          144           323
   Changes in assets and liabilities:
        Accounts receivable ........................................          682          (140)
        Inventories ................................................          940          (933)
        Prepaid expenses ...........................................           90           214
        Other current assets .......................................          426          (175)
        Accounts payable and other current liabilities .............        1,895        (1,502)
        Deferred revenue ...........................................          385          (666)
        Accrued compensation and employee benefits .................           --           313
        Deferred rent ..............................................           65             8
        Other long-term assets .....................................          (27)           (4)
                                                                         --------      --------
Net cash provided by (used in) operating activities ................        6,839           618

INVESTING ACTIVITIES
Purchase of property and equipment, net ............................       (3,768)       (3,371)
Purchase of investments ............................................       (4,599)       (2,961)
Proceeds from maturities of investments ............................       30,189        22,355
Proceeds from sale of investments ..................................        3,789            --
Acquisition of technology ..........................................           --          (650)
                                                                         --------      --------
Net cash provided by (used in) investing activities ................       25,611        15,373

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases .........          770            81
Principal payments on equipment and facility loans .................         (886)         (791)
                                                                         --------      --------
Net cash provided by (used in) financing activities ................         (116)         (710)
                                                                         --------      --------
Net increase (decrease) in cash and cash equivalents ...............       32,334        15,281
Cash and cash equivalents at beginning of period ...................       10,624        28,943
                                                                         --------      --------
Cash and cash equivalents at end of period .........................     $ 42,958      $ 44,224
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ......................................................          169           256
                                                                         ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued and contribution of capital in consideration of
   technology acquisition ..........................................           --           815
                                                                         ========      ========

            See accompanying notes to condensed financial statements


--------------------------------------------------------------------------------
                                       4

                            SYMYX TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

      Symyx Technologies, Inc. (the "Company") was incorporated on September 20, 1994 in the state of California to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. In February 1999, the Company completed a re-incorporation in the state of Delaware. To date, the Company's operations have involved research and development activities, a significant portion of which has been funded by collaborative partners, and product and license revenues related to the sale of Discovery Tools systems.

      The accompanying unaudited condensed financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and results of operations and cash flows for all periods presented have been made. The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

      These condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

Comprehensive Income (Loss)

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Comprehensive income amounted to approximately $598,000 for the three months ended March 31, 2001 compared to a comprehensive loss of approximately $1,518,000 for the three months ended March 31, 2000.

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


--------------------------------------------------------------------------------

                            SYMYX TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Revenue Recognition (continued)

      Product and license revenues include sales of Discovery Tools hardware, software and maintenance together with amounts earned for licenses to third parties licensed under the Company's intellectual property. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware, software and licenses to intellectual property unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

2. EARNINGS PER SHARE

      Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during each period less shares subject to repurchase. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                  --------------------
                                                                   2001          2000
                                                                  -------      -------
Weighted average outstanding shares .........................      30,218       29,689

Shares subject to a right of repurchase .....................        (717)      (1,338)
                                                                  -------      -------
Weighted average outstanding - used for basic ...............      29,501       28,351

Dilutive effect of employee stock options, using the treasury
stock method ................................................       1,500        2,375
                                                                  -------      -------
Weighted average outstanding and dilutive equivalents -
   used for diluted .........................................      31,001       30,726
                                                                  =======      =======


--------------------------------------------------------------------------------
                                       6

                            SYMYX TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. DEFERRED COMPENSATION

      The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

                                        THREE MONTHS ENDED
                                             MARCH 31
                                        ------------------
                                          2001      2000
                                        --------  --------
Research and Development ..........        108       227
Sales, General and Administrative..         36        96
                                          ----      ----
         Total ....................       $144      $323
                                          ====      ====



4. INCOME TAX

      The income tax provision for the three months ended March 31, 2001 of $35,000 is attributable to current income taxes and consists of estimated federal and state alternative minimum taxes after utilization of available net operating loss carryforwards. Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the three month period ended March 31, 2000. No income tax benefit has been recorded for net operating losses or other deferred tax assets.


--------------------------------------------------------------------------------

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

      All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

      We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:
      o  polymers, phosphors and catalysts for life science applications;
      o  catalysts to manufacture commodity chemicals and polyolefins; and
      o  new materials for electronic applications.

      Revenue increased from $12.1 million in the three months ended March 31, 2000 to $14.0 million for the same period in 2001. Revenue from both collaborative research and product and licenses increased in the three months ended March 31, 2001 over the same quarter in the prior year. Operating expenses increased from $11.9 million in the three months ended March 31, 2000 to $15.5 million for the same period in 2001. Operating expenses for the three months ended March 31, 2001 included $2.3 million of costs related to consumables sold to customers and the manufacturing costs associated with the Discovery Tools system delivered to ExxonMobil during this quarter.

      We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

      We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was approximately $19.8 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See "Factors Affecting Future Results."


--------------------------------------------------------------------------------
                                       8

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

      Revenue from collaborations and grants consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product and license revenue consists of payments from customers for products including proprietary materials, Discovery Tools systems and consumables as well as license fees and royalties on manual laboratory instruments sold under license by third parties. We recognize revenue from the sale of Discovery Tools once customer acceptance has been achieved and all costs of manufacture are expensed and a warranty reserve established at the time of customer acceptance. If there are extended payment terms, we recognize product and license revenue as these payments become due. We recognize revenue from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of March 31, 2001, we had deferred revenues of approximately $10.1 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

      o  payments under existing and possible future collaborative arrangements;
      o  government research grants;
      o royalties from our partners based on revenues received from any products commercialized under those agreements;
      o  sales of Discovery Tools and other instruments; and
      o  licensing of software and intellectual property.

DEFERRED COMPENSATION

      Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price. Compensation expense for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Compensation expense for options granted to consultants is periodically remeasured as the underlying options vest.

      In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred compensation of approximately $144,000 and $323,000 during the three month periods ended March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

Revenues

      Our total revenues increased to $14.0 million for the three months ended March 31, 2001, up 16% from $12.1 million in the same period in 2000. This increase was due primarily to the revenue generated by our Discovery Tools business in 2001. Product and license revenue for the three months ended March 31, 2001 includes $3.1 million of revenue received for a Discovery Tools system shipped during the quarter and a $500,000 payment received this quarter related to a development candidate transfer which occurred in 2000. Product revenue in the three months ended March 31, 2000 included the initial $2 million payment for a development candidate transfer fee and revenue from the sale of a Discovery Tools System. The remainder of the increase in revenue was attributable to the addition of new research collaborations as well as the expansion of existing collaborations. Applied Biosystems, Bayer, Exxon Mobil and The Dow Chemical Company accounted for 8%, 13%, 24% and 14% of total revenue for the 3 months ended March 31, 2001, and 22%, 23%, 0% and 12% of revenue for the same period in 2000.

      Revenue from research collaborations was less than research and development expense for the three months ended March 31, 2001 due primarily to the research costs associated with internal projects primarily in our Proprietary Materials business and the development costs associated with our Discovery Tools business. The excess of revenue over research and development costs during the three months ended March 31, 2000 was primarily because we did not incur significant costs in our Discovery Tools and Proprietary Materials businesses.


--------------------------------------------------------------------------------

Cost of Products Sold

      Cost of products sold was $2.3 million for the three month period ended March 31, 2001 and $196,000 for the same period in 2000.

      The increase in cost of products sold was largely attributable to the Discovery Tools Polyolefins System for ExxonMobil Chemical Company, delivered in the first quarter of 2001. We have limited sales of Discovery Tools systems and consumables to date, and the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

      Our research and development expenses consist primarily of:
      o  salaries and other personnel-related expenses;
      o  facility costs;
      o  supplies; and
      o  depreciation of facilities and laboratory equipment.

      Research and development expenses increased 20% to $10.3 million in the three months ended March 31, 2001 compared to $8.6 million for the same period in 2000. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

      Research and development expenses represented 74% and 71% of total revenues in the three months ended March 31, 2001 and 2000, respectively. The increase as a percentage of total revenues was due primarily to our continuing expansion of our collaborative and proprietary materials research efforts. Our core businesses are research to discover new materials and the sale of instruments and related software. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

      Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as professional expenses, such as legal and accounting. Sales, general and administrative expenses decreased 7% to $2.9 million in the three months ended March 31, 2001 from $3.1 million for the same period in 2000. Expenses decreased primarily due to a reduction in deferred compensation charges and expenses related to a proposed stock offering withdrawn during the three months ended March 31, 2000. These decreases were partially offset by increased expenses due to the addition of a number of business development personnel, increased salaries, consultant and other personnel related costs due to additional staffing necessary to support our growth.

     Sales, general and administrative expenses represented 21% and 26% of total revenues for the three month periods ended March 31, 2001 and 2000, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

      o  expand our business development and administrative staff;
      o  add laboratory and engineering facilities; and
      o incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income was approximately $1.8 million for the three month period ended March 31, 2001, and $1.8 million for the same period in 2000. Interest expense decreased to $169,000 for the three month period ended March 31, 2001, from $265,000 for the same period in 2000. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.


--------------------------------------------------------------------------------

Provision for Income Taxes

      The income tax provision for the three months ended March 31, 2001 of $35,000 is attributable to current income taxes and consists of estimated federal and state alternative minimum taxes after utilization of available net operating loss carryforwards. Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the three month period ended March 31, 2000. No income tax benefit has been recorded for net operating losses or other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date, primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock, totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of March 31, 2001, we had $114.5 million in cash, cash equivalents and investments.

     Our operating activities provided $6.8 million and $618,000 of cash during the three months ended March 31, 2001 and 2000, respectively. The source of cash was primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

     Net cash provided by investing activities was $25.6 million for the three months ended March 31, 2001 and $15.4 million for the same period in 2000. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $3.8 million for the three months ended March 31, 2001 and $3.4 million for the same period in 2000. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities used cash totaling $116,000 during the three months ended March 31, 2001 and $710,000 for the same period in 2000. These amounts are primarily repayment of equipment and leasehold improvement loan financings partially offset by proceeds from the exercise of stock options.

     Current assets increased at March 31, 2001 as compared to December 31, 2000. The increase was due primarily to a change in the classification of marketable securities between short and long term investments. At March 31, 2001, more of our portfolio was held as a money market account, whereas at December 31, 2000 we had invested in a greater number of long term securities to take advantage of the higher interest rates at that time. This change in the classification of marketable securities has been partially offset by a decrease in interest receivable from these investments and a decrease in inventories on hand related to Discovery Tools systems currently being constructed. Deferred revenue increased at March 31, 2001 as compared to December 31, 2000. This increase was due to the timing of the receipt of advance payments, including technology access fees, under collaborative research programs.

     As of March 31, 2001, our principal commitments were $18.5 million. Principal commitments consisted of our obligations under operating leases. These obligations are due over the next ten years.

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

--------------------------------------------------------------------------------
                                       11

FACTORS AFFECTING FUTURE RESULTS

WE ARE DEPLOYING NEW TECHNOLOGY IN A NEW BUSINESS AND, AS A RESULT, WE MAY NOT BE ABLE TO ACHIEVE CONTINUED OR SUSTAINED PROFITABILITY

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

--------------------------------------------------------------------------------
                                       12

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

      To date, we have a limited number of contracts for our recently initiated Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time. Due to these factors, sales of Discovery Tools systems will be subject to a number of significant risks over which we have little or no control, including:

      o customers' budgetary constraints and internal acceptance review procedures;
      o  complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;
      o  the fact that there may be only a limited number of customers that are willing to pay several million dollars for our systems;
      o a long sales cycle that involves substantial human and capital resources; and
      o potential downturns in general or in industry specific economic conditions.

      Because we expect future revenue growth from the sale of Discovery Tools, our revenues may decline or not grow as anticipated if we are unable to build the infrastructure to support this business or if the sales or build cycles for Discovery Tools systems lengthens unexpectedly.

--------------------------------------------------------------------------------
                                       13

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

--------------------------------------------------------------------------------

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

      We also seek to protect our technology and processes in part by confidentiality agreements with our collaborators, employees and consultants. We also do not provide broad access to our proprietary technologies and

--------------------------------------------------------------------------------
                                       15
processes to collaborators. However, confidentiality agreements might be breached by collaborators, former employees or others, and in that event, we might not have adequate remedies for the breach. Further, our trade secrets might otherwise become known or be independently discovered by competitors. Unauthorized disclosure of our trade secrets could enable competitors to use some of our proprietary technologies. This would harm our competitive position and could cause our revenues and operating results to decline.

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


--------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2000.

--------------------------------------------------------------------------------
                                       17

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

     Report of Use of Proceeds from Initial Public Offering date November 18,
1999

      Aggregate offering price                                   $ 89,161,800
      Expenses incurred in connection with offering                 7,741,326
                                                                 ------------
      Net offering proceeds to issuer                              81,420,474
      Purchase of equipment                                        16,255,876
      Temporary investment in marketable securities                13,643,890
      Working capital                                              51,520,708


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

         None

      (b) Reports on Forms 8-K.

       The Company did not file any reports on Form 8-K during the period covered by this report.


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYMYX TECHNOLOGIES, INC.
                                               (Registrant)



Date:  May 9, 2001
                                          /s/ Steven D. Goldby
                                          --------------------------------
                                          Steven D. Goldby
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 9, 2001
                                          /s/ Jeryl L. Hilleman
                                          --------------------------------
                                          Jeryl L. Hilleman
                                          Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


--------------------------------------------------------------------------------
                                       19