Form 10-Q
period 2001-06-30
SYMYX TECHNOLOGIES INC
filed 2001-08-10
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED JUNE 30, 2001

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ___________ TO ___________ .

Commission File Number:

SYMYX TECHNOLOGIES, INC.
(Exact name of Registrant issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0397908 (I.R.S. Employer Identification No.)

3100 Central Expressway, Santa Clara, California (Address of principal executive offices)	95051 (Zip code)

(408) 764-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 6, 2001, Registrant had outstanding 30,460,517 shares of Common Stock, $.001 par value.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Revenues:

Revenue from collaborations and grants	$10,633	$8,482	$20,460	$17,573

Product and license revenue	4,737	2,565	8,923	5,525

Total revenues	15,370	11,047	29,383	23,098

Operating costs and expenses:

Cost of products sold	1,829	1,533	4,115	1,729

Research and development	9,998	8,871	20,303	17,452

Sales, general and administrative	3,003	3,152	5,877	6,245

Total operating expenses	14,830	13,556	30,295	25,426

Income (loss) from operations	540	(2,509)	(912)	(2,328)

Interest income (expense), net	1,426	1,534	3,093	3,027

Income (loss) before tax expense	1,966	(975)	2,181	699

Income tax expense	259	—	294	—

Net income (loss)	$1,707	$(975)	$1,887	$699

Net income (loss) per share (Basic)	$0.06	$(0.03)	$0.06	$0.02

Net income (loss) per share (Diluted)	$0.05	$(0.03)	$0.06	$0.02

Shares used in computing basic net income (loss) per share	29,776	28,699	29,639	28,525

Shares used in computing diluted net income (loss) per share	31,172	28,699	31,086	30,811

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2001	2000

	(unaudited)	(Note 1)
Assets

Current assets:

Cash and cash equivalents	$32,107	$10,624

Short-term investments	23,110	11,910

Accounts receivable	1,151	993

Prepaid expenses	634	967

Inventories	792	2,763

Interest receivable	1,783	1,930

Other current assets	8	6

Total current assets	59,585	29,193

Property and equipment, net	29,231	26,377

Long-term investments	59,939	88,506

Other assets	1,941	2,145

	$150,696	$146,221

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and other accrued liabilities	$5,504	$3,667

Accrued compensation and employee benefits	1,112	1,396

Deferred rent	732	604

Deferred revenue	9,037	9,734

Warranty reserve	776	440

Current portion of equipment and facility loans	2,802	3,719

Total current liabilities	19,963	19,560

Equipment and facility loans	1,932	3,010

Stockholders’ equity:

Preferred stock, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—

Common stock, $0.001 par value, 100,000,000 shares authorized and 30,468,061 and 30,138,569 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	30	30

Additional paid-in capital	147,115	144,748

Stockholder notes receivable	(410)	(621)

Deferred stock compensation	(552)	(822)

Accumulated other comprehensive income (loss)	740	325

Accumulated deficit	(18,122)	(20,009)

Total stockholders’ equity	128,801	123,651

Total liabilities and stockholders’ equity	$150,696	$146,221

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30

	2001	2000

Operating activities

Net income (loss)	$1,887	$699

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	4,367	3,249

Deferred compensation amortization	270	604

Changes in assets and liabilities:

Accounts receivable	(158)	240

Inventories	1,971	(149)

Prepaid expenses	333	340

Other current assets	145	(142)

Accounts payable and other current liabilities	1,837	(1,807)

Accrued compensation and employee benefits	(284)	241

Deferred revenue	(697)	(5,026)

Warranty reserves	336	—

Deferred rent	128	9

Other long-term assets	(10)	256

Net cash provided by (used in) operating activities	10,125	(1,486)

Investing activities

Purchase of property and equipment, net	(6,999)	(5,280)

Purchase of investments	(41,233)	(11,898)

Proceeds from maturities of investments	54,214	36,325

Proceeds from sale of investments	4,793	—

Acquisition of technology	—	(750)

Net cash (used in) provided by investing activities	10,775	18,397

Financing activities

Proceeds from issuance of common stock, net of repurchases	2,578	832

Principal payments on equipment and facility loans	(1,995)	(1,605)

Net cash provided by (used in) financing activities	583	(773)

Net increase (decrease) in cash and cash equivalents	21,483	16,138

Cash and cash equivalents at beginning of period	10,624	28,943

Cash and cash equivalents at end of period	32,107	45,081

Supplemental disclosure of cash flow information

Interest paid	313	529

Supplemental schedule of non-cash investing and financing activities

Common shares issued and contribution of capital in consideration of technology acquisition	—	815

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company”) was incorporated on September 20, 1994 in the state of California to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. In February 1999, the Company completed a re-incorporation in the state of Delaware. To date, the Company’s operations have involved research and development activities, a significant portion of which has been funded by collaborative partners, and product and license revenues related to the sale of Discovery Tools systems.

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

     The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

Inventories

     Work in process is the only component of inventories for all periods presented and comprises customized Discovery Tool instruments in the process of being built for sale and delivery to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Basis of Presentation (continued)

Revenue Recognition (continued)

     Product and license revenues include sales of Discovery Tools hardware, software and maintenance together with amounts earned for licenses to third parties licensed under the Company’s intellectual property. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware, software and licenses to intellectual property unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     The Company’s software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

     Reserves are provided for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of Discovery Tools systems are not material and are included in sales, general and administrative costs.

     Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the related agreements. Generally revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation.

Foreign Currency Translation

     The financial statements of the Company’s wholly owned subsidiary, Symyx Technologies AG, are measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders’ equity and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

2. Income Tax

     The income tax provisions for the three and six month periods ended June 30, 2001 of $259,000 and $294,000, respectively, are attributable to current income taxes and consist of estimated federal and state alternative minimum taxes after utilization of available net operating loss carryforwards. There was no provision for income taxes for the three and six month periods ended June 30, 2000. Due to operating losses and the uncertainty regarding the ability to recognize the benefits therefrom, no income tax benefit has been recorded for net operating losses or other deferred tax assets.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings Per Share

     Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during each period less shares subject to repurchase. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three and six month periods ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Weighted average outstanding shares	30,383	29,812	30,300	29,750

Shares subject to a right of repurchase	(607)	(1,113)	(661)	(1,225)

Weighted average outstanding — used for basic	29,776	28,699	29,639	28,525

Dilutive effect of employee stock options, using the treasury stock method	1,396	—	1,447	2,286

Weighted average outstanding and dilutive equivalents - used for diluted	31,172	28,699	31,086	30,811

4. Deferred Compensation

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Research and development	95	200	203	427

Sales, general and administrative	30	81	67	177

Total	$125	$281	$270	$604

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Net income (loss)	1,707	(975)	1,887	699

Other comprehensive income (loss):

Unrealized gains (losses) on marketable securities	7	97	425	(59)

Foreign currency translation adjustment	(10)	—	(10)	—

Other comprehensive income (loss)	(3)	97	415	(59)

Comprehensive income (loss)	$1,704	$(878)	$2,302	$640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) earthquakes, power failures and other disasters; and (8) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this filing as “Factors Affecting Future Results” and “Other Risk Factors”.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

Overview

     Symyx was founded in September 1994 and began significant operations in April 1996. To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, license of proprietary materials, sale and license of instruments and software, and government grants. We currently have approximately 20 partners and customers from among leading life science, chemical and electronic companies worldwide. We expect that our cash flows and revenue for 2001 will be comprised in large part of payments to be made and revenue to be earned under these and new agreements together with product and license revenue particularly from our Discovery Tools business.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

•	polymers, phosphors and catalysts for life science applications;

•	catalysts to manufacture commodity chemicals and polyolefins; and

•	new materials for electronic applications.

     Revenue increased 40% from $11.0 million in the three months ended June 30, 2000 to $15.4 million for the same period in 2001. In the first six months of 2001, total revenues increased 27% to $29.4 million from $23.1 million in the same period in 2000. Revenue from both collaborative research and product and licenses increased in the three and six months ended June 30, 2001 over the same periods in the prior year. Operating expenses increased from $13.6 million in the three months ended June 30, 2000 to $14.8 million for the same period in 2001. In the first six months of 2001, operating expenses increased to $30.3 million from $25.4 million for the same period in the prior year. Operating expenses for the three months ended June 30, 2001 included $1.8 million of costs related to the manufacture of Discovery Tools systems delivered during the quarter and consumables sold to customers.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     We have incurred significant losses since our inception. As of June 30, 2001, our accumulated deficit was approximately $18.1 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

Source of Revenues and Revenue Recognition Policy

     Revenue from collaborations and grants consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product and license revenue consists of payments from customers for products including proprietary materials, Discovery Tools systems and consumables as well as license fees and royalties on manual laboratory instruments sold under license by third parties. We recognize revenue from the sale of Discovery Tools once customer acceptance has been achieved and all costs of manufacture are expensed and a warranty reserve established at the time of customer acceptance. If there are extended payment terms, we recognize product and license revenue as these payments become due. We recognize revenue from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of June 30, 2001, we had deferred revenues of approximately $9.0 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

•	payments under existing and possible future collaborative arrangements;

•	royalties from our partners based on revenues received from any products commercialized under those agreements;

•	sales of Discovery Tools and other instruments; and

•	licensing of software and intellectual property.

•	government research grants;

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

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders’ equity and are being amortized by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred compensation of approximately $270,000 and $604,000 during the six month periods ended June 30, 2001 and 2000, respectively.

Results of Operations

Revenues

     Our total revenues increased to $15.4 million for the three months ended June 30, 2001, up 40% from $11.0 million in the same period in 2000. This increase was due to the revenue generated by our Discovery Tools business in 2001 and an increase in collaborative research revenue. In the first six months of 2001, total revenues increased 27% to $29.4 million from $23.1 million in the same period in 2000. Product and license revenue for the three months ended June 30, 2001 includes $3.8 million of revenue received from the shipment of Discovery Tools systems and a $500,000 payment received this quarter related to a development candidate transfer which occurred in 2000. Product and license revenue for the six months ended June 30, 2001 includes $7.2 million of revenue received from the shipment of Discovery Tools systems and $1.0 million of payments received during the 6 month period related to a development candidate transfer which occurred in 2000. The remainder of the increase in revenue was attributable to the addition of new research collaborations as well as the expansion of existing collaborations. Celanese, Bayer, Exxon Mobil and The Dow Chemical Company accounted for 8%, 13%, 17% and 15% of total revenue for the six months ended June 30, 2001, and 10%, 20%, 0% and 24% of revenue for the same period in 2000.

     Revenue from research collaborations was greater than research and development expense for the three and six months ended June 30, 2001 primarily because of increasing research contract profitability.

Cost of Products Sold

     Cost of products sold was $1.8 million for the three month period ended June 30, 2001 compared to $1.5 million for the same period in 2000. For the six months ended June 30, 2001, the cost of products sold was $4.1 million, an increase of $2.4 million over the same period in 2000.

     The increase in cost of products sold in the six months ended June 30, 2001 was largely attributable to the Discovery Tools Polyolefins System for ExxonMobil Chemical Company, delivered in the first quarter of 2001 and a Discovery Tools Polymerization System delivered to Girsa in the second quarter. We have limited sales of Discovery Tools systems and consumables to date, and the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

     Our research and development expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

     Research and development expenses increased 13% to $10.0 million in the three months ended June 30, 2001 compared to $8.9 million for the same period in 2000. For the six months ended June 30, 2001, research and development expenses increased 16% to $20.3 million from $17.5 million over the same period in 2000. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

     Research and development expenses represented 69% and 76% of total revenues in the six months ended June 30, 2001 and 2000, respectively. The decrease as a percentage of total revenues was due primarily to our continuing expansion of our discovery tools business. Our core businesses are research to discover new materials and the sale of instruments and related software. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as professional expenses, such as legal and accounting. Sales, general and administrative expenses decreased 5% to $3.0 million in the three months ended June 30, 2001 from $3.2 million for the same period in 2000 and decreased 6% to $5.9 million in the six months ended June 30, 2001 compared to $6.2 million for the same period in 2000. Expenses decreased primarily due to a reduction in deferred compensation charges and expenses related to a proposed stock offering withdrawn during the six months ended June 30, 2000. These decreases were partially offset by increased expenses due to the addition of a number of business development personnel, increased salaries, consultants and other personnel related costs due to additional staffing necessary to support our growth.

     Sales, general and administrative expenses represented 20% and 27% of total revenues for the six month periods ended June 30, 2001 and 2000, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	expand our business development and administrative staff;

•	add laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income decreased to approximately $1.6 million and $3.4 million for the three and six month periods ended June 30, 2001, respectively from $1.8 million and $3.5 million for the same periods in 2000. This decrease was due to lower interest rates earned on our investment portfolio. Interest expense decreased to $144,000 and $313,000 for the three and six month periods ended June 30, 2001, respectively, from $238,000 and $506,000 for the same periods in 2000. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

Provision for Income Taxes

     The income tax provision for the six months ended June 30, 2001 of $294,000 is attributable to current income taxes and consists of estimated federal and state alternative minimum taxes after utilization of available net operating loss carryforwards. There was no provision for income taxes for the six month period ended June 30, 2000. Due to operating losses and uncertainty regarding the ability to recognize the benefits therefrom, no income tax benefit has been recorded for net operating losses or other deferred tax assets.

Liquidity and Capital Resources

     We have financed our operations to date, primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock, totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of June 30, 2001, we had $115.2 million in cash, cash equivalents and investments.

     Our operating activities provided $10.1 million of cash during the six months ended June 30, 2001, while operating activities used $1.5 million during the same in 2000. The source of cash was primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

     Current assets increased at June 30, 2001 as compared to December 31, 2000. The increase was due primarily to a change in the classification of marketable securities between short and long term investments. At June 30, 2001, more of our portfolio was held as a money market account, whereas at December 31, 2000 we had invested in a greater number of long term securities to take advantage of the higher interest rates at that time. This change in the classification of marketable securities has been partially offset by a decrease in interest receivable from these investments, a decrease in inventories on hand related to Discovery Tools systems currently being constructed and the amortization of certain prepaid expenses. Deferred revenue decreased at June 30, 2001 as compared to December 31, 2000. This decrease was due to the timing of revenue recognition and the receipt of advance payments, including technology access fees, under collaborative research programs.

     Net cash provided by investing activities was $10.8 million for the six months ended June 30, 2001 and $18.4 million for the same period in 2000. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $7.0 million for the six months ended June 30, 2001 and $5.3 million for the same period in 2000. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash totaling $583,000 during the six months ended June 30, 2001 and used $773,000 for the same period in 2000. These amounts are primarily the proceeds from the exercise of stock options partially offset by repayment of equipment and leasehold improvement loan financings. The fluctuations from period to period are due primarily to the proceeds from the exercise of stock options.

     As of June 30, 2001, our principal commitments were $18.0 million. Principal commitments consisted of our obligations under operating leases. These obligations are due over the next ten years.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141). This Statement addresses financial accounting and reporting for business combinations. Statement 141 supersedes APB Opinion No. 16, Business Combinations, and amends or supersedes a number of interpretations of that Opinion. Statement 141 requires that (1) all business combinations be accounted for by a single method — the purchase method, (2) all intangible assets recognized as assets apart from goodwill if they meet one of two criteria — the contractual-legal criterion or the separability criterion and (3) In addition to the disclosure requirements in Opinion 16, Statement 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combination initiated after June 30, 2001. Statement 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of Statement 141 for any business combinations initiated after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (Statement 142). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Statement 142 is effective for Symyx on January 1, 2002. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. At June 30, 2001 Symyx has not recorded any goodwill or indefinite lived intangible assets and therefore the provisions of Statement 142 will only apply to goodwill and intangibles acquired after June 30, 2001.

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

We are dependent on the development activities of companies in the chemical, life sciences and electronics industries, and declines or reductions in research and development activities in these industries could harm our business

     The market for our discovery services and instrumentation within the chemical, life sciences and electronics industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our research collaborations. Our future revenues are dependent on funding of our research collaborations, licensing of proprietary materials and sales of Discovery Tools.

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

•	customers’ budgetary constraints and internal acceptance review procedures;

•	complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

•	the fact that there may be only a limited number of customers that are willing to pay several million dollars for our systems;

•	a long sales cycle that involves substantial human and capital resources; and

•	potential downturns in general or in industry specific economic conditions.

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

We commercialize certain manual laboratory instruments through third party arrangements, and if these third parties do not perform effectively, our ability to generate revenue from the sale of these products will be harmed

     We commercialize certain manual laboratory instruments through our relationships with Argonaut Technologies and Zeton Inc. The commercial success of these instruments will depend in large part on their features and price as compared to competing products and on their ability to achieve market acceptance. In addition, our ability to realize significant commercial sales of these instruments will also depend on the efforts of Argonaut and Zeton in promoting, marketing and selling these instruments. Zeton and Argonaut’s efforts in this regard will be outside of our control. Accordingly, to the extent that they fail to effectively promote, market and sell our manual instruments, our revenues from the sales of these instruments, and therefore our operating results, would be harmed.

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

•	expiration of research contracts with major chemical companies, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	the size and timing of customer orders for, and shipments of, Discovery Tools instrumentation;

•	the size and timing of late stage licensing agreements we may enter into; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels.

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

Litigation or other proceedings or third party claims of infringement could require us to spend time and money and could shut down some of our operations

     We may receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as the result of alleged infringement of the rights of others, we might have to spend significant amounts of money. The litigation or proceedings could divert our management’s time and efforts. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages or prevent us from using or marketing systems, processes or products. Any of these events would have a negative impact on our business and operating results. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Uncertainties resulting from the initiation and continuation of any patent or related litigation could harm our ability to compete, pending resolution of the disputed matter.

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

Our stock price has been and may continue to be volatile

     The market price of our common stock since our initial public offering has fluctuated dramatically and has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

•	the announcement of new products or services by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

•	a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

•	a provision which prohibits our stockholders from acting by written consent without a meeting;

•	a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

•	a provision which requires advance notice of items of business to be brought before stockholders meetings.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

     Report of Use of Proceeds from Initial Public Offering date November 18, 1999

Aggregate offering price	$89,161,800

Expenses incurred in connection with offering	7,741,326

Net offering proceeds to issuer	81,420,474

Purchase of equipment	19,487,019

Temporary investment in marketable securities	4,640,609

Working capital	57,292,846

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Symyx was held on May 30, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

(a)  Our stockholders elected the following persons as Class II directors of Symyx, with votes for, votes against and abstentions listed below for each nominee:

Nominee	Votes For	Votes Against	Abstentions

Steven D. Goldby	22,363,965	1,743,010	58,118

Francois A. L’Eplattenier, Ph.D.	21,363,358	1,743,010	1,058,725

Thomas R. Baruch, Samuel D. Colella and Martin S. Gerstel continued their terms as our Class I directors, and Kenneth J. Nussbacher, Mario M. Rosati and Peter G. Schultz, Ph.D. continued their terms as our Class III directors. Baron Gaulthaus Kraijenhoff did not seek reelection as a Class II director.

(b)  Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors of Symyx Technologies, Inc. for the fiscal year ending December 31, 2001. There were 24,141,352 votes in favor of, and 19,828 votes cast against, the proposal. There were 3,913 abstentions.

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

SYMYX TECHNOLOGIES, INC. (Registrant)

Date: August 10, 2001	/s/ Steven D. Goldby

Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2001	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)