Form 10-Q
period 2001-09-30
SYMYX TECHNOLOGIES INC
filed 2001-11-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 31, 2001, Registrant had outstanding 30,568,524 shares of Common Stock, $.001 par value.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Revenue from collaborations and grants	$10,391	$8,226	$30,851	$25,799
Product and license revenue	5,465	591	14,388	6,116

Total revenues	15,856	8,817	45,239	31,915
Operating expenses:
Cost of products sold	1,609	29	5,724	1,758
Research and development	9,752	8,657	30,055	26,109
Sales, general and administrative	3,306	2,723	9,183	8,968

Total operating expenses	14,667	11,409	44,962	36,835

Income (loss) from operations	1,189	(2,592)	277	(4,920)
Interest income (expense), net	1,468	1,587	4,561	4,614

Income (loss) before income tax expense	2,657	(1,005)	4,838	(306)
Income tax expense	457	—	751	—

Net income (loss)	$2,200	$(1,005)	$4,087	$(306)

Net income (loss) per share (Basic)	$0.07	$(0.03)	$0.14	$(0.01)

Net income (loss) per share (Diluted)	$0.07	$(0.03)	$0.13	$(0.01)

Shares used in computing basic net income (loss) per share	30,088	29,112	29,789	28,721

Shares used in computing diluted net income (loss) per share	31,314	29,112	31,162	28,721

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2001	2000

	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$41,042	$10,624
Short-term investments	12,421	11,910
Accounts receivable	364	993
Prepaid expenses	829	967
Inventories	1,699	2,763
Interest receivable and other current assets	1,453	1,936

Total current assets	57,808	29,193
Property and equipment, net	28,594	26,377
Long-term investments	60,155	88,506
Other assets	1,837	2,145

	$148,394	$146,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,860	$3,667
Accrued compensation and employee benefits	1,403	1,396
Deferred rent	794	604
Deferred revenue	4,244	9,734
Warranty reserve	896	440
Current portion of equipment and facility loans	2,291	3,719

Total current liabilities	15,488	19,560
Equipment and facility loans	1,373	3,010
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 30,512,483 and 30,138,569 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	31	30
Additional paid-in capital	147,242	144,748
Stockholder notes receivable	(410)	(621)
Deferred stock compensation	(433)	(822)
Accumulated other comprehensive income (loss)	1,025	325
Accumulated deficit	(15,922)	(20,009)

Total stockholders’ equity	131,533	123,651

Total liabilities and stockholders’ equity	$148,394	$146,221

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities
Net income (loss)	$4,087	$(306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,945	5,297
Deferred compensation amortization	343	757
Changes in assets and liabilities:
Accounts receivable	629	(190)
Inventories	1,064	(2,520)
Prepaid expenses	138	216
Other current assets	483	(48)
Accounts payable and other current liabilities	2,193	(1,206)
Accrued compensation and employee benefits	7	556
Deferred rent	190	12
Deferred revenue	(5,490)	(6,408)
Warranty reserves	456	—
Other long-term assets	3	52

Net cash provided by (used in) operating activities	11,048	(3,788)
Investing activities
Purchase of property and equipment, net	(8,706)	(6,431)
Purchase of investments	(50,381)	(30,738)
Proceeds from maturities of investments	64,014	39,325
Proceeds from sale of investments	14,756	—
Acquisition of technology	—	(1,000)

Net cash (used in) provided by investing activities	19,683	1,156
Financing activities
Proceeds from issuance of common stock, net of repurchases	2,752	1,360
Principal payments on equipment and facility loans	(3,065)	(2,442)

Net cash provided by (used in) financing activities	(313)	(1,082)

Net increase (decrease) in cash and cash equivalents	30,418	(3,714)
Cash and cash equivalents at beginning of period	10,624	28,943

Cash and cash equivalents at end of period	$41,042	$25,229

Supplemental disclosure of cash flow information
Interest paid	$416	$724

Supplemental schedule of non-cash investing and financing activities
Common shares issued and contribution of capital in consideration of technology acquisition	$—	$815

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

     The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

     The income tax provisions for the three and nine month periods ended September 30, 2001 of $457,000 and $751,000, respectively, are attributable to current income taxes and consist of estimated federal and state alternative minimum taxes after utilization of available net operating loss carryforwards. There was no provision for income taxes for the three and nine month periods ended September 30, 2000. Due to operating losses and the uncertainty regarding the ability to recognize the benefits therefrom, no income tax benefit has been recorded for net operating losses or other deferred tax assets.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Earnings Per Share

     Basic earnings per share is computed using net income and the weighted average number of common shares outstanding during each period less shares subject to repurchase. Diluted earnings per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Weighted average outstanding shares	30,482	29,947	30,361	29,816
Shares subject to a right of repurchase	(394)	(835)	(572)	(1,095)

Weighted average outstanding — used for basic	30,088	29,112	29,789	28,721
Dilutive effect of employee stock options, using the treasury stock method	1,226	—	1,373	—

Weighted average outstanding and dilutive equivalents - used for diluted	31,314	29,112	31,162	28,721

4.	Deferred Compensation

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Research and development	58	140	262	566
Sales, general and administrative	15	14	81	191

Total	$73	$154	$343	$757

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net income (loss)	2,200	(1,005)	4,087	(306)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	305	171	720	111
Foreign currency translation adjustment	(20)	—	(20)	—

Other comprehensive income (loss)	285	171	700	111

Comprehensive income (loss)	$2,485	$(834)	$4,787	$(195)

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

     Revenue increased 80% from $8.8 million in the three months ended September 30, 2000 to $15.9 million for the same period in 2001. In the first nine months of 2001, total revenues increased 42% to $45.2 million from $31.9 million in the same period in 2000. Revenue from both collaborative research and product and licenses increased in the three and nine months ended September 30, 2001 over the same periods in the prior year. Operating expenses increased from $11.4 million in the three months ended September 30, 2000 to $14.7 million for the same period in 2001. In the first nine months of 2001, operating expenses increased to $45.0 million from $36.8 million for the same period in the prior year. Operating expenses for the three and nine month periods ended September 30, 2001 included $1.6 million and $5.7 million, respectively, of costs related to the manufacture of Discovery Tools systems delivered and consumables sold to customers, compared to $29,000 and $1.8 million, respectively, for the same periods in 2000.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     We have incurred significant losses since our inception. As of September 30, 2001, our accumulated deficit was approximately $15.9 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

Source of Revenues and Revenue Recognition Policy

     Revenue from collaborations and grants consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product and license revenue consists of payments from customers for products including proprietary materials, Discovery Tools systems and consumables as well as license fees and royalties on manual laboratory instruments sold under license by third parties. We recognize revenue from the sale of Discovery Tools once customer acceptance has been achieved and all costs of manufacture are expensed and a warranty reserve established at the time of customer acceptance. If there are extended payment terms, we recognize product and license revenue as these payments become due. Accordingly, the gross margin expressed as a percentage of product and license revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold. We recognize revenue from research collaboration agreements and government grants as earned upon achievement of the performance requirements of the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of September 30, 2001, we had deferred revenues of approximately $4.2 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

•	payments under existing and possible future collaborative arrangements;

•	royalties from our partners based on revenues received from any products commercialized under those agreements;

•	sales of Discovery Tools and other instruments;

•	licensing of software and intellectual property; and

•	government research grants.

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

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders’ equity and are being amortized by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred compensation of approximately $343,000 and $757,000 during the nine month periods ended September 30, 2001 and 2000, respectively. At September 30, 2001 deferred compensation remaining to be amortized was approximately $433,000.

Results of Operations

Revenues

     Our total revenues increased to $15.9 million for the three months ended September 30, 2001, up 80% from $8.8 million in the same period in 2000. This increase was due to the revenue generated by our Discovery Tools business in 2001 and an increase in collaborative research revenue. In the first nine months of 2001, total revenues increased 42% to $45.2 million from $31.9 million in the same period in 2000. Product and license revenue for the three months ended September 30, 2001 includes $4.7 million of revenue received from the sale of Discovery Tools systems and a $500,000 payment related to a development candidate transfer which occurred in 2000. Product and license revenue for the nine months ended September 30, 2001 includes $12.0 million of revenue received from the shipment of Discovery Tools systems and $1.5 million of payments received related to a development candidate transfer which occurred in 2000. The remainder of the increase in revenue was attributable to the addition of new research collaborations as well as the expansion of existing collaborations. Bayer, ExxonMobil, Sumitomo Chemical Company, Ltd and The Dow Chemical Company accounted for 12%, 13%, 10% and 14% of total revenue for the nine months ended September 30, 2001, and 21%, 0%, 0% and 23% of revenue for the same period in 2000.

     Revenue from research collaborations was greater than research and development expense for the three and nine months ended September 30, 2001 primarily because of increasing research contract profitability.

Cost of Products Sold

     Cost of products sold was $1.6 million for the three month period ended September 30, 2001 compared to $29,000 for the same period in 2000. For the nine months ended September 30, 2001, the cost of products sold was $5.7 million, an increase of $4.0 million over the same period in 2000.

     The increase in cost of products sold in the nine months ended September 30, 2001 was largely attributable to the Discovery Tools Polyolefins Systems delivered to ExxonMobil Chemical Company and the Discovery Tools Polymerization Systems delivered to GIRSA and Sumitomo Chemical Company, Ltd. We have limited sales of Discovery Tools systems and consumables to date, and the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

     Our research and development expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

     Research and development expenses increased 13% to $9.8 million in the three months ended September 30, 2001 compared to $8.7 million for the same period in 2000. For the nine months ended September 30, 2001, research and development expenses increased 15% to $30.1 million from $26.1 million for the same period in 2000. The increase was due primarily to increases in salaries and other personnel related costs, facilities costs, depreciation of capital equipment, collaborative research and consultant costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by a decrease in the deferred compensation charge.

     Research and development expenses represented 66% and 82% of total revenues in the nine months ended September 30, 2001 and 2000, respectively. The decrease as a percentage of total revenues was due primarily to our continuing expansion of our Discovery Tools operations. Our core businesses are research to discover new materials and the sale of instruments and related software. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as professional expenses, such as legal and accounting together with sales commissions paid to foreign sales agents. Sales, general and administrative expenses increased 21% to $3.3 million in the three months ended September 30, 2001 from $2.7 million for the same period in 2000 and increased 2% to $9.2 million in the nine months ended September 30, 2001 compared to $9.0 million for the same period in 2000. Expenses increased primarily due to commissions owing to foreign sales agents on Discovery Tools System sales and the addition of a number of business development personnel, increased salaries, consultants and other personnel related costs due to additional staffing necessary to support our growth.

     Sales, general and administrative expenses represented 20% and 28% of total revenues for the nine month periods ended September 30, 2001 and 2000, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	expand our business development and administrative staff;

•	add laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income decreased to approximately $1.6 million and $5.0 million for the three and nine month periods ended September 30, 2001, respectively from $1.8 million and $5.4 million for the same periods in 2000. This decrease was due to lower interest rates earned on our investment portfolio. Interest expense decreased to $103,000 and $416,000 for the three and nine month periods ended September 30, 2001, respectively, from $218,000 and $724,000 for the same periods in 2000. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

Provision for Income Taxes

     The income tax provision for the nine months ended September 30, 2001 of $751,000 is attributable to current income taxes and consists of estimated federal and state alternative minimum taxes after utilization of available net operating loss carryforwards. There was no provision for income taxes for the nine month period ended September 30, 2000. Due to operating losses and uncertainty regarding the ability to recognize the benefits therefrom, no income tax benefit has been recorded for net operating losses or other deferred tax assets.

Liquidity and Capital Resources

     We have financed our operations to date, primarily through net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock, totaling $52.2 million, research and development funding from collaborative partners and, to a lesser extent, equipment financing loans. As of September 30, 2001, we had $113.6 million in cash, cash equivalents and investments.

     Our operating activities provided $11.0 million of cash during the nine months ended September 30, 2001, while operating activities used $3.8 million during the same in 2000. The source of cash was primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

     Current assets increased at September 30, 2001 as compared to December 31, 2000. The increase was due primarily to a change in the classification of marketable securities between short and long term investments. At September 30, 2001, more of our portfolio was held as a money market account, whereas at December 31, 2000 we had invested in a greater number of long term securities to take advantage of the higher interest rates at that time. This change in the classification of marketable securities has been partially offset by a decrease in interest receivable from these investments, a decrease in inventories on hand related to Discovery Tools systems currently being constructed and the amortization of certain prepaid expenses. Deferred revenue decreased at September 30, 2001 as compared to December 31, 2000. This decrease was due to the timing of revenue recognition and the receipt of advance payments, including deposits on Discovery Tools Systems and technology access fees under collaborative research programs. Deferred revenue at December 31, 2000 also included an advance deposit for a Discovery Tools Polyolefins Systems delivered to ExxonMobil Chemical Company in the first quarter of 2001.

     Net cash provided by investing activities was $19.7 million for the nine months ended September 30, 2001 and $1.2 million for the same period in 2000. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and the purchase of property and equipment. Purchases of property and equipment were $8.7 million for the nine months ended September 30, 2001 and $6.4 million for the same period in 2000. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities used cash totaling $313,000 during the nine months ended September 30, 2001 and used $1.1 million for the same period in 2000. These amounts are primarily the repayment of equipment and leasehold improvement loan financings partially offset by proceeds from the exercise of stock options. The fluctuations from period to period are due primarily to the proceeds from the exercise of stock options.

     As of September 30, 2001, our principal commitments were $17.7 million. Principal commitments consisted of our obligations under operating leases. These obligations are due over the next ten years.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“Statement 142”). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. Symyx has not recorded any goodwill or indefinite lived intangible assets prior to September 30, 2001.

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

•	expiration of research contracts with major chemical companies, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	the size and timing of customer orders for, shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of late stage licensing agreements we may enter into; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

     Report of Use of Proceeds from Initial Public Offering date November 18, 1999

Aggregate offering price	$89,161,800
Expenses incurred in connection with offering	7,741,326

Net offering proceeds to issuer	81,420,474
Purchase of equipment	21,174,325
Working capital	60,246,149

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

SYMYX TECHNOLOGIES, INC. (Registrant)

Date: November 7, 2001	/s/ Steven D. Goldby Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2001	/s/ Jeryl L. Hilleman Jeryl L. Hilleman Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)