Form 10-K
period 2001-12-31
SYMYX TECHNOLOGIES INC
filed 2002-03-19
CIK 1095330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File Number

Symyx Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3100 Central Expressway, Santa Clara, California 95051	(408) 764-2000
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 14, 2002) was approximately $448.4 million. As of March 14, 2002, 30,680,500 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

INDEX

PART I

Item 1.     Business

      This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) earthquakes, power failures and other disasters; and (8) other factors that might be described from time to time in Symyx Technologies’ filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as “Risk Factors”.

      We are a pioneer of high-speed technologies for the discovery of new materials. Our proprietary technologies, including instruments, software and methods, represent complete processes designed to cost-effectively accelerate and fundamentally change materials discovery. Through a combination of powerful miniaturization, automation and parallel processing technologies, our scientists are able to generate hundreds to thousands of materials at a time and screen these materials rapidly and automatically for desired properties. This approach can deliver experimental results hundreds to thousands of times faster than traditional research methods, at a fraction of the cost per experiment.

      We are applying our technology to discover materials for industrial customers in the chemicals, life sciences and electronics industries. Our discovery efforts encompass a broad range of materials, including catalysts for the manufacturing of chemicals, polymers for life science applications and phosphors and other materials for electronics uses.

      Our strategy is to apply our proprietary technologies to discover materials under our Industry Collaboration and Symyx® Proprietary Materials businesses, and to commercialize select instruments and software through our Discovery Tools® business.

      The power and breadth of our discovery technologies are evident in our Proprietary Materials business. Proprietary materials are discovered through our Industry Collaborations programs and through internal research programs, and are licensed to commercialization partners for a range of royalties and other payments. We currently have one commercialized material and a product pipeline at the end of 2001 consisting of 12 development candidates — materials that have completed the discovery phase and are in various stages of development by either Symyx or a Symyx licensee.

      We have a strong base of corporate partners in our Industry Collaborations business. In this area, we perform research for clients in exclusive fields, for which we receive profitable research funding and downstream royalties or other payments on the commercialization of materials we discover.

      To meet the increasing demand for combinatorial discovery tools and methodologies, we sell some of our proprietary synthesis and screening instruments and license the associated software and intellectual property. To date, we have completed agreements with seven companies for the purchase of Discovery Tools systems with shipments completed to five of these companies.

Industry Background

      Materials and their diverse properties contribute in a vital way to many of the products we use every day. Examples include the catalysts used in the manufacture of major chemicals, pharmaceuticals, plastics and rubbers, the plastics in many of our household and office goods, and luminescent materials in lighting and computer and television screens. Traditional materials discovery relies on an expensive and time-consuming process of trial and error: making one material; testing it; then making a different material; testing it and so on. Traditional discovery methods are not fast enough to keep pace with product life cycles and growth expectations.

      We believe that we can assist chemical, life science and electronics companies by discovering new materials in a more productive and cost-effective manner than by using traditional methods.

      The development of combinatorial synthesis and rapid screening methods has the potential to cost-effectively accelerate materials discovery and fundamentally change the way materials are discovered. We believe combinatorial technologies leverage the full potential of personnel by increasing their experimental productivity by a factor of 100 or more. This promise of a far more efficient discovery method combined with a greater opportunity for product innovation is attracting increased attention from the chemical and electronics industries. We believe that few chemical and electronics companies employ combinatorial synthesis techniques or have the necessary specialized equipment available for such activities.

Symyx Solution

      Our technology provides complete platforms for materials discovery. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time, our scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional trial and error methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our labs, that same team could perform up to 50,000 experiments per year. As a result, our scientists would generate significantly more data, increase the possibility of discoveries within that timeframe, and reduce the associated costs per experiment dramatically.

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

      As a pioneer in combinatorial materials science, we found no existing technology capable of meeting our synthesis, screening and data analysis requirements. To address this challenge, we assembled a team of people who have expertise in the fields of inorganic, physical, polymer and organic chemistries, physics, engineering and software programming. This team has successfully designed, built and validated a powerful array of highly specialized proprietary instruments and software. Our scientists can synthesize a wide range of materials and screen for properties including catalytic, chemical, physical, mechanical, electronic and optical properties. In addition, we continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems.

Symyx Strategy

      Our objective is to be the leading company using high-speed technologies for the discovery of new materials with commercially valuable properties. We have developed a strategy of three business approaches that we intend to follow in pursuit of our objective:

•	Industry Collaborations, in which partners fund research and technology development programs in exchange for exclusive rights to commercialize materials discovered in these programs. Work under these research programs is profitable, and the materials we discover are Proprietary Materials;

•	Proprietary Materials, where we discover and commercialize materials discovered in our Industry Collaborations and internally funded research programs. These materials are commercialized under licensing arrangements, and we expect to receive higher royalties or payments on materials discovered through internally funded programs; and

•	Discovery Tools, in which we sell and license selected equipment and software to chemical, pharmaceutical and other companies for their own use.

Industry Collaborations

      In our Industry Collaborations, we perform research for customers in exclusive fields, for which we receive profitable research funding and downstream royalties or other payments on materials we discover. In collaboration with major chemical, life science and other industrial companies, we seek to discover new polymers, catalysts, phosphors and other materials for industrial applications.

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

      We receive funding from our collaborative partners through quarterly research payments. These payments are made over the term of the research contract, which is generally one to three years. If a new material is discovered and commercialized, this is a Proprietary Material on which we will typically receive either royalties or milestone payments.

      In 2001, we broadened our research programs with industry partners, adding new customers, renewing existing agreements with Celanese and ICI, and expanding into the pharmaceutical area for the first time. Selection of the correct form of the drug for clinical trials is an important part of drug development. Molecules often crystallize in more than one polymorphic form depending on the specific crystallization and purification conditions used. Each polymorph has a unique set of physiochemical properties such as melting point, solubility, stability, and bioavailability. It is critically important for pharmaceutical companies to be able to identify as many polymorphic forms of a drug candidate as early as possible to better enable them to select the crystalline polymorph with the best overall properties. This process helps ensure that the pre-clinical, clinical and manufacturing processes are developed using the same polymorph of a drug candidate. During 2001, we announced a relationship with Merck & Co. to develop a polymorph Discovery Tools system for use in rapidly determining the optimal crystalline forms of drug candidates. In December 2001, Eli Lilly and Company also signed an agreement in the field of drug polymorphs including Discovery Tools systems to be delivered during 2002. In 2001, we also added collaborations with ExxonMobil Chemical Company and Rhodia Specialty Chemicals, and extended agreements with Celanese, ICI, Unilever, and two undisclosed partners. These partnerships represent a diverse mix of programs and customers, indicating the power of our technology to address a wide range of market opportunities.

      In order to maintain and grow our research and product pipelines, we intend to continue to enter into new collaborative arrangements. As a result of these new arrangements, and the conclusion of existing collaborations upon completion of research or transfer of development candidates to our collaborative partners for commercialization, our portfolio of collaborations will change over time. We expect that new collaborations will come from existing collaborative partners extending current programs and undertaking new research initiatives as well as new collaborative partners.

Symyx Proprietary Materials

      In October 2001, Prolinx Inc. introduced the first commercial product to incorporate a Symyx material — a novel polymer technology for proteomics applications discovered through internal research efforts. This achievement demonstrates our ability to quickly identify high-value materials with near-term commercialization potential. Our pipeline at the end of 2001 included 12 development candidates, materials that Symyx has discovered that have met the criteria specified by Symyx or its partner to complete the discovery phase and to be actively developed by Symyx or by Symyx’ partner. These candidates include an X-ray storage phosphor licensed to Agfa, a catalyst for the production of pharmaceutical intermediates licensed to Dow Chemical, a polymer to speed DNA separation licensed to Applied Biosystems, a polymer for use in a personal care application licensed to Unilever, a catalyst for the manufacture of polyolefins for Dow, a battery material, a lighting phosphor licensed to Osram, a polymer control agent, a catalyst for commodity chemicals licensed to Celanese, two catalysts licensed to undisclosed partners and an electronic material licensed to an undisclosed partner for semiconductor applications.

      In 2002, we expect to earn royalties resulting from the commercialization of the Prolinx polymer.

      In 2001, approximately 22% of our research effort was on Symyx funded research. The focus of our Symyx funded programs is largely on life sciences, such as materials for genomics and pharmaceutical development, and on industrial polymer applications as well as the next generation of our Discovery Tools. We expect to receive higher royalties or payments on materials discovered through internally funded programs.

Discovery Tools

      Our scientific and technical team has spent considerable time and resources developing a broad array of instruments, software and know-how in support of our research. In addition to our alliances, we are seeking to meet the growing demand for combinatorial technologies by offering access to some of our equipment and technology. We believe that these programs enhance our collaborative arrangement efforts by reinforcing our position as the leading source for combinatorial technology in materials science.

      Revenues from our Discovery Tools business increased significantly in 2001, as we increased our installed base of systems among customers interested in using our proprietary instrumentation, software and methods to speed their research efforts. We signed purchase agreements with GIRSA, Sumitomo Chemical, Merck & Co. and Eli Lilly and Company, and shipped a total of five systems to ExxonMobil Chemical Company, GIRSA and Sumitomo Chemical. Merck & ExxonMobil are also companies that we performed research and development activities for under our Industry Collaborations business.

      In addition to the sale of Discovery Tools, we also believe that there is significant commercial value in the sale, through licensees, of both our software and the non-automated laboratory instruments that we developed to perform small scale parallel synthesis and screening of materials. We have entered into licenses with Argonaut Technologies, Inc., Zeton Inc., Zinsser Analytic GmbH, and Polymer Laboratories, Ltd to capture this opportunity. We earn royalties on the sale of instruments by these licensees.

Technology

      Our scientists begin the discovery process by working with our collaborative partners or our own business development staff to define the research objective in terms of the specific properties a new material should have to meet the needs of a given application. We then apply the components of our combinatorial process, synthesis, screening and informatics, to discover materials that match these criteria.

Synthesis

      The materials research process begins with chemists’ theories about what elements from the periodic table of elements might be combined to create new materials with desired properties. However, while chemists working in traditional labs have to choose the few experiments they will perform on a given day, our chemists have the ability to perform hundreds or thousands of experiments during the same time frame. Our chemists are therefore able to pursue their theories both broadly — across a wide range of elements — and comprehensively — creating materials with the same components in different ratios.

      A Symyx chemist initiates the synthesis process by using Library Studio®, a computer software package created by our programmers to design the group, or “library,” of materials to be synthesized. These instructions, or “recipes,” are then relayed to automated synthesis instruments. These instruments create the library on a single substrate such as a three-inch diameter silicon wafer or a 96-well plate. The quantity of each compound synthesized is very small, generally ranging from micrograms to hundreds of milligrams. This contrasts dramatically with traditional synthesis, where gram to kilogram quantities of a material are usually necessary. Libraries synthesized on silicon wafers may range from a few hundred different candidate materials to as many as 25,000, depending on the type of material and the type of analysis to be done.

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

      To reach the point of commercialization, a candidate material must progress through an increasingly stringent set of requirements, progressing from a hit to a lead to a development candidate. First, we screen materials to identify those materials that have properties defined for the target discovery, called “hits.” Hits are subjected to additional testing and optimization, to find a larger number of needed properties. Hits also identify areas that merit further exploration, and new libraries are created using this information. Candidate materials that continue to meet or exceed the defined criteria are then classified as “leads.” Leads are then transferred to a partner or processed internally for additional testing and scale up. Leads are then tested on a larger scale, as bulk samples of 1 to 100 grams, to confirm that the materials still perform at this “bench scale” level. Once a lead has passed this bench scale testing by either a collaborative partner or Symyx, it may become a development candidate. Finally, if all is successful, the decision may be made to commercialize the material. Once a material has been identified as a development candidate, the time to the first sale or commercial usage may be as short as 1 to 2 years. Industrial catalysts to produce high volume commodity chemicals, on the other hand, may require 5 to 7 or more years to reach the market because of the extensive process development and capital investment involved.

Informatics

      A critical factor in our discovery process is the ability to retain and access the huge amounts of data generated by our synthesis and screening activities. Given the broad acceptance of high-speed combinatorial discovery in pharmaceuticals, a number of software applications exist to support organic chemistry. However, those software applications were not sufficient to address the storage and retrieval needs of our diverse array of inorganic, organometallic and polymer chemistries. To that end, we have devoted considerable resources to build a proprietary database capable of addressing our unique needs. Our chemists can query this database to identify materials screened in the past that possess the property or properties specified. We believe that this database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of all of our research.

Intellectual Property and Other Proprietary Rights

      Our success depends upon our proprietary technology. There are five general areas that may be patented using our combinatorial approach:

•	library synthesis methods;

•	the libraries themselves;

•	screening or characterization methods;

•	equipment and software; and

•	new materials.

      During 2001, we were issued 24 patents including our first in Europe. Our patent portfolio as of year end 2001 consisted of 40 issued patents, including 36 U.S. patents and four European patents, and more than 330 patent applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in combinatorial methodologies. We co-own 4 of the issued United States patents and a few of the pending patent applications with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon formation of the Company. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

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

Employees

      As of December 31, 2001, we had a total of 204 employees, including 146 scientific and technical employees and 58 people in business development, legal and general and administrative services. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Risk Factors

      All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our Common Stock. The risks described below, however, are not the only ones that we face. You should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

We are deploying new technology in a new business and, as a result, we may not be able to achieve continued or sustained profitability

      Our combinatorial materials discovery technologies and processes are new. To date, our partners have only successfully commercialized as a product one material that we have discovered using these technologies and processes. Discovery and development of new materials is a highly uncertain process. Accordingly, because of these uncertainties, our discovery process may not result in the identification of development candidates we or our partners will commercialize. If we are not able to use our technologies to discover new materials with significant commercial potential, we will be unable to achieve our objectives or maintain a profitable business.

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

      In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. In addition, many chemical products have become commodity products which compete primarily on the basis of price. As a result, some chemical companies have reduced their research and development activities. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help life science, chemical and electronics companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that life science, chemical and electronics companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us as well as fewer sales of our Discovery Tools systems and related licenses and products, any of which could reduce our revenues and harm our business and operating results.

We are dependent upon acceptance of our technology and approach by customers, and if we cannot achieve market acceptance from potential customers, we will be unable to develop a sustainable or profitable business

      Our ability to succeed is also dependent upon the acceptance by potential customers of our high throughput screening technology as an effective tool in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. If we cannot convince other companies of the effectiveness of our automated discovery methods, we may be unable to keep our existing customers or attract additional customers on acceptable terms or develop a sustainable, profitable business.

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

We conduct proprietary research programs, and any conflicts with our collaborators or any inability to commercialize development candidates resulting from this research would harm our business

      Our strategy involves conducting proprietary research programs. These programs are focused on discovery of products for specialty markets that have fewer barriers to entry for an emerging company. A significant number of our collaborative research programs are focused on commodity chemical markets, which are larger than fine chemical and specialty chemical markets that are the focus of our proprietary programs. We believe that this differentiation of focus will enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through our proprietary programs and through programs funded by a collaborator. However, conflicts between us and a collaborator could potentially arise, particularly if we were to discover a material in one of our proprietary programs that was a potential target of one of our collaborative programs. In this event, we may become involved in a dispute with our collaborator regarding the material. Disputes of this nature could harm the relationship between us and our collaborator, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships. If circumstances surrounding our proprietary research programs were to affect our existing collaborative relationships or our ability to enter into new relationships, our revenues and operating results would decline.

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

We are dependent on our collaborations with major companies, and the failure of our collaborative partners to successfully commercialize products would reduce our revenues and harm our business

      To date, the majority of our revenues have come from collaborative arrangements with chemical, electronics and life science companies. These contracts generally expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative arrangements, our business and operating results may be harmed.

      For us to achieve and sustain a significant level of profitability, we must make discoveries with significant commercial potential, and our collaborators must successfully commercialize products based on our discoveries. Typically, we do not receive royalties on sales of products by our collaborators until the collaborator has commenced commercial sales of a product resulting from the collaboration. The failure of our partners to commercialize development candidates resulting from our research efforts would reduce our revenues and would harm our business and operating results.

We have a limited number of contracts for Discovery Tools systems to date, and we cannot assure you that we will be able to build a sustainable business related to the sale of additional systems

      To date, we have a limited number of contracts for our Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time. Due to these factors, sales of Discovery Tools systems will be subject to a number of significant risks over which we have little or no control, including:

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

We commercialize certain manual laboratory instruments and sell licenses to our software through third party arrangements, and if these third parties do not perform effectively, our ability to generate revenue from the sale of these products will be harmed

      We commercialize certain manual laboratory instruments through our relationships with Argonaut Technologies, Polymer Laboratories, Zeton Inc. and Zinsser Analytic GmbH. The commercial success of these instruments and software licenses will depend in large part on their features and price as compared to competing products and on their ability to achieve market acceptance. In addition, our ability to realize significant commercial sales of these instruments and software licenses will also depend on the efforts of these third parties in promoting, marketing and selling these instruments. These third parties’ efforts in this regard will be outside of our control. Accordingly, to the extent that they fail to effectively promote, market and sell our manual instruments and software licenses, our revenues from the sales of these instruments and software licenses, and therefore our operating results, would be harmed.

      Our ability to commercialize future manual laboratory instruments or software is dependant upon securing new partners with the appropriate expertise or extending existing relationships. To the extent that we fail to secure new partners or extend existing relationships, or these partners fail to effectively promote, market and sell our manual instruments or software licenses, our revenues from the sales of these instruments and software licenses, and therefore our operating results, would be harmed.

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

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of royalties we receive from third parties who license our manual instruments and software for resale;

•	the size and timing of late stage licensing agreements we may enter into; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels.

      A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature. Accordingly, in the event revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2002. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular period.

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

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenues and harm our business

      The field of combinatorial materials science is increasingly competitive. We are aware of companies that may apply their expertise in combinatorial chemistry to materials research and development. We are also aware of some companies that have internal combinatorial programs. In addition, there are companies focusing on aspects of combinatorial chemistry for the discovery of materials, including Avantium in The Netherlands and HTE in Germany. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

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

Litigation or other proceedings or third party claims of infringement could require us to spend time and money and could shut down some of our operations

      We may receive communications from others asserting that our business or technologies infringe their intellectual property rights. If we became involved in infringement litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as the result of alleged infringement of the rights of others, we might have to spend significant amounts of money to defend our position. The litigation or proceedings could divert our management’s time and efforts. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages or prevent us from using or marketing systems, processes or products. Any of these events would have a negative impact on our business and operating results. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Uncertainties resulting from the initiation and continuation of any patent or related litigation could harm our ability to compete, pending resolution of the disputed matter.

      We believe we have taken reasonable measures to assess the validity of our intellectual property rights. We are not currently involved in any litigation with third parties regarding intellectual property rights. However, we may become involved in intellectual property disputes or receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. To settle these disputes, we may need to obtain licenses to patents or other proprietary rights held by others. However, these licenses might not be available on acceptable terms, or at all. In that event, we could encounter delays in system, process or product introductions while we attempt to design around the patents. Our redesigned systems, processes or products may be inferior to our original designs or we may be unable to continue system, process or product development in the particular field. In either case, our competitive position, business, revenues and operating results would likely suffer.

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

Our stock price has been and may continue to be volatile

      The market price of our common stock since our initial public offering has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

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

We are at risk of future securities class action litigation

      In 2001, purported securities class action lawsuits were filed against certain leading investment banks and over 300 companies that completed public offerings in 1999 and 2000, including a lawsuit filed against certain of Symyx’ officers in December, 2001, which was subsequently dismissed, without prejudice, in March 2002. See “Part I — Item 3. — Legal Proceedings” for a description of this lawsuit. Securities litigation can result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, whether with or without merit, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to fall.

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

Item 3.     Legal Proceedings

      On or about December 5, 2001, a securities lawsuit, Meyers v. Credit Suisse First Boston Corporation, et al., Case No. 01-CV-10981, was filed in the United States District Court for the Southern District of New York purportedly on behalf of all persons who acquired Symyx Technologies, Inc. securities between November 18, 1999 and December 6, 2000. The complaint named as defendants Symyx’ Chief Executive Officer and Chairman, Steven D. Goldby, Symyx’ Senior Vice President and Chief Financial Officer, Jeryl L. Hilleman, and Credit Suisse First Boston Corporation, the lead underwriter of the Company’s initial public offering in November 1999. Symyx Technologies, Inc. was not named as a defendant in the complaint.

      On or about March 12, 2002, the plaintiffs in this case filed a notice of voluntary dismissal, without prejudice, in the United States District Court for the Southern District of New York.

      The complaint had asserted a claim for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against all defendants. The complaint alleged that the registration statement filed by Symyx with the SEC for its November 1999 initial public offering of common stock was materially false and misleading because it failed to disclose that: (i) Credit Suisse First Boston obtained excessive commissions from certain investors in exchange for which Credit Suisse First Boston allocated to those investors portions of the shares issued in the Symyx initial public offering; and (ii) Credit Suisse First Boston had entered into agreements whereby Credit Suisse First Boston agreed to allocate shares in the Symyx initial public offering to certain investors in exchange for which the investors agreed to purchase additional Symyx shares in the aftermarket at pre-arranged higher prices.

      The complaint sought damages in an unspecified amount. We continue to believe that the claims alleged against our officers were without merit.

      Symyx is not a party to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stock Matters

      The Company’s Common Stock is traded on the Nasdaq National Market System under the symbol of SMMX. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company’s Common Stock as reported by the Nasdaq National Market.

	Low	High

2000
First Quarter	$29.63	$80.00
Second Quarter	$18.73	$47.75
Third Quarter	$33.75	$52.38
Fourth Quarter	$28.13	$50.44

2001
First Quarter	$11.81	$40.13
Second Quarter	$11.75	$28.33
Third Quarter	$11.66	$25.10
Fourth Quarter	$14.11	$21.83

      As of February 28, 2002, there were approximately 236 holders of record of the Company’s Common Stock.

      No dividends have been paid on the Common Stock since the Company’s inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

      On November 18, 1999, a Registration Statement on Form S-1 (No. 333-87453) was declared effective by the Securities and Exchange Commission, pursuant to which 6,368,700 shares of the Company’s Common Stock, no par value, were offered and sold for the account of the Company at a price of $14.00 per share, generating gross offering proceeds of $89.2 million for the account of the Company. The managing underwriters for the offering were Credit Suisse First Boston, Donaldson, Lufkin & Jenrette, Invemed Associates and Schroder & Co. Inc.

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

      From the effective date of the Registration Statement to December 31, 2001, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

Aggregate offering price	$89,161,800
Expenses incurred in connection with offering	7,741,326

Net offering proceeds to issuer	81,420,474
Purchase of equipment	21,174,325
Working capital	60,246,149

Item 6.     Selected Financial Data

      The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	For the Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Service revenues from collaborations and grants	$4,806	$13,787	$30,497	$34,999	$42,629
Product and license revenues	—	—	—	8,319	17,391

Total Revenues	4,806	13,787	30,497	43,318	60,020
Operating expenses:
Cost of products sold	—	—	—	2,775	6,591
Research and development	8,764	17,813	26,628	35,898	38,718
Sales, general and administrative	2,129	4,515	7,624	11,798	12,524

Total operating expenses	10,893	22,328	34,252	50,471	57,833

Income (loss) from operations	(6,087)	(8,541)	(3,755)	(7,153)	2,187
Interest income	843	1,117	2,542	7,155	6,117
Interest and other expense	(352)	(731)	(934)	(924)	(660)

Income (loss) before income tax expense	(5,596)	(8,155)	(2,147)	(922)	7,644
Income tax expense	—	—	—	—	1,306

Net income (loss)	$(5,596)	$(8,155)	$(2,147)	$(922)	$6,338

Basic net income (loss) per share	$(1.97)	$(2.13)	$(0.27)	$(0.03)	$0.21

Shares used in computing basic net income (loss) per share	2,845	3,829	8,087	28,873	29,904

Diluted net income (loss) per share	$(1.97)	$(2.13)	$(0.27)	$(0.03)	$0.20

Shares used in computing diluted net income (loss) per share	2,845	3,829	8,087	28,873	31,196

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$20,614	$35,121	$119,270	$111,040	$113,326
Working capital	9,860	15,701	102,093	98,139	101,925
Total assets	34,861	52,903	148,305	146,221	151,070
Long-term obligations, less current portion	4,455	7,591	6,729	3,010	—
Total stockholders’ equity	25,030	36,166	119,943	123,651	134,497

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results From Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) earthquakes, power failures and other disasters; and (8) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

      To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, license of proprietary materials, sale and license of instruments and software, and government grants. We currently have approximately 25 life science, chemical and electronics collaborative partners and customers worldwide, including such leading companies as Celanese, Dow Chemical, Eli Lilly and Company, ExxonMobil Chemical, Merck & Co., Unilever, and Sumitomo Chemical. We expect that our cash flows and revenue for 2002 will be comprised in large part of payments to be made and revenue to be earned under these and new agreements together with product and license revenue particularly from our Discovery Tools business.

      We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

•	polymers, phosphors and catalysts for life science applications;

•	catalysts to manufacture commodity chemicals and polyolefins; and

•	new materials for electronics applications.

Despite challenges in the overall business climate, we met our 2001 financial goals, achieving four consecutive quarters of profitability and generating revenues of $60.0 million, an increase of 39% over 2000. We ended the year with net income of $6.3 million, or $0.20 per share on a diluted basis. In addition, we generated positive cash flow, ending the year with $113.3 million in cash, cash equivalents and available-for-sale securities.

      Our revenue increased from $30.5 million in 1999 to $43.3 million in 2000 to $60.0 million in 2001. Operating expenses increased from $34.3 million in 1999 to $50.5 million in 2000 to $57.8 million in 2001. Our total headcount increased from 170 employees at the end of 1999 to 193 employees at the end of 2000 and to 204 employees at the end of 2001.

      We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

      We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was approximately $13.7 million.

Sources of Revenue and Revenue Recognition Policy

      Revenue from collaborations and grants consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product and license revenue consists of payments from customers for products including proprietary materials, Discovery Tools systems and consumables as well as license fees and royalties on manual laboratory instruments and software sold under license by third parties.

      We recognize revenue from the sale of Discovery Tools, and all costs of manufacture are expensed, once customer acceptance has been achieved. A warranty reserve is established at the time of customer acceptance. If there are extended payment terms, we recognize product and license revenue as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. Accordingly, the cost of products sold as a percentage of product and license revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold. We recognize royalty revenues based on reported sales by third party licensees of products containing the Company’s software, intellectual property and know-how. We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of December 31, 2001, we had deferred revenues of approximately $6.6 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

•	payments under existing and possible future collaborative arrangements;

•	royalties from our partners based on revenues received from any products commercialized under those agreements;

•	sales of Discovery Tools and other instruments;

•	licensing of software and intellectual property; and

•	government research grants.

      See Notes 1 and 2 of Notes to Financial Statements for a further discussion of our revenue recognition policies and our collaborative agreements.

      Management is required to exercise judgment in establishing the appropriate level of warranty reserve for each Discovery Tool system delivered. The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

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

      In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $5.4 million in the year ended December 31, 1999 and $760,000 in the year ended December 31, 1998. These amounts were initially recorded as a component of stockholders’ equity and are being amortized by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred compensation of approximately $411,000 in 2001, $760,000 in 2000 and $3.8 million in 1999. The amortization expense relates to options awarded to employees and consultants in all operating expense categories. See Note 4 of Notes to Financial Statements.

Results of Operations

Years Ended December 31, 2000 and 2001

Revenues

      Our total revenues increased to $60.0 million in 2001 up 39% from $43.3 million in 2000. This increase was due largely to the growth in our Discovery Tools business which generated $15.4 million of revenue in 2001 up from $6.3 million in 2000. The remainder of the increase in revenue was attributable to the addition of new research collaborations.

      The Company segregates revenue by Industry Collaborations, Proprietary Materials and Discovery Tools. Industry Collaboration revenue is further segregated into four categories for purposes of internal management reporting: Chemicals, Industrial Polymers, Electronic Materials, and Life Sciences and for 2001 includes a $300,000 license fee that is included in product and license revenues in the consolidated statement of operations.

	Years Ended
	December 31,

	2001	2000

	(in thousands)
Industry Collaborations:
Chemicals	$26,200	$21,122
Industrial polymers	5,519	6,965
Electronic materials	3,604	3,350
Life sciences	7,606	3,560

	42,929	34,997
Proprietary Materials:
Life sciences	2,000	2,000
Discovery Tools	15,091	6,321

Total	$60,020	$43,318

      The increase in Industry Collaboration revenue for the year ended December 31, 2001 was largely attributable to new research collaborations initiated with Chemical companies such as ExxonMobil and Life Science companies such as Merck. Applied Biosystems, Bayer, Celanese, ExxonMobil and The Dow Chemical Company accounted for 7%, 13%, 9%, 12% and 14% of total revenue for the 12 months ended December 31, 2001, and 11%, 20%, 11%, 0% and 22% of revenue for the same period in 2000.

      Revenue from research collaborations exceeded research and development costs for the year ended December 31, 2001 primarily because of increasing research contract profitability. The excess of research and development costs over research revenue during the year ended December 31, 2000 was primarily due to the research costs associated with internal projects in our Proprietary Materials business and the development costs associated with the initiation of our Discovery Tools business.

Cost of Products Sold

      Cost of products sold was $6.6 million for the twelve month period ended December 31, 2001 compared to $2.8 million for the twelve month period ended December 31, 2000.

      The increase in cost of products sold in the twelve month period ended December 31, 2001 was largely attributable to the Discovery Tools Polyolefins systems delivered to ExxonMobil Chemical Company, the Discovery Tools RapidLGPCTM system delivered to GIRSA and the Discovery Tools Polymerization systems delivered to both GIRSA and Sumitomo Chemical Company, Ltd. We have had limited sales of Discovery Tools systems and consumables to date, and the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

      The Company has entered into a number of research and development collaborations to perform research for customers in exclusive fields. The major collaborative arrangements all have similar contractual terms. Under the collaborative arrangements, Symyx is responsible for performing research at levels of either full time equivalent staffing or number of experiments as defined in the agreements. The collaborative partner is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. Symyx typically receives research and development funding at specified amounts per full time equivalent employee working on the project or on a per experiment fee basis and is entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones by the Company or its collaborative partners. The agreements also contain procedures by which the Company and the customer will determine royalty rates for the sale or license of products under the agreements.

      The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2001, for whom Symyx conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between Symyx and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of collaborative efforts

Bayer	12/31/2001	Polyolefins, commodity chemicals
Celanese	12/31/2002	Catalysts for Commodity chemicals
Dow Chemical	3/31/2002	Polyolefins and pharmaceutical intermediates
Merck	3/31/2002	Workflow for rapid discovery, identification and characterization of novel crystalline salt and polymorphic forms of drug candidates

      We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 78% of research & development efforts in 2001 were undertaken for collaborative projects funded by our partners, and approximately 22% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

      Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, depreciation of facilities, and laboratory equipment.

      Research and development expenses increased 8% from $35.9 million in 2000 to $38.7 million in 2001. The increase in 2001 was due primarily to increases in salaries and other personnel related costs, facilities costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by decreases in outside research and consultant costs and the deferred compensation charge.

      Research and development expenses represented 91% of service revenues in 2001 and 103% of service revenues in 2000. The decrease as a percentage of revenue was due primarily to revenue increases associated with the addition of significant contracts and a reduction in outside research and consultant costs in 2001. Our core businesses are research to discover new materials and the sale of instruments and related software licenses. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased 6% from $11.8 million in 2000 to $12.5 million in 2001. Expenses increased primarily due to the addition of a number of business development personnel, increased salaries and other personnel related costs due to additional staffing necessary to manage and support our growth. General and administrative expenses also increased due to an increase in travel costs related mainly to business development and sales efforts. These increases were partially offset by a decrease in the deferred compensation charge.

      General and administrative expenses represented 21% of total revenues in 2001 and 27% of total revenues in 2000. We expect that our general and administrative expenses will increase in absolute dollar amounts as we:

•	expand our business development and administrative staff;

•	add facilities; and

•	incur escalating costs related to being a public company such as directors’ and officers’ insurance and professional fees.

Net Interest Income (Expense)

      Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income decreased from $7.2 million in 2000 to $6.1 million in 2001. This decrease was due to lower interest rates in 2001. We anticipate that our interest income in 2002 will be significantly lower than 2001, due to our higher yielding securities being progressively replaced, on either maturity or sale, with securities yielding substantially lower interest rates in 2002. Interest expense decreased from $924,000 in 2000 to $660,000 in 2001. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our original acquisition of equipment. At December 31, 2001 we had fully repaid amounts owed under these equipment financing loans.

Provision for Income Taxes

      We recorded an income tax provision of $1.3 million for the year ended December 31, 2001. The provision differs from the expected tax liability at a statutory rate primarily due to the realization of previously unbenefited deferred tax assets. We expect our average tax rate for 2002 to be significantly higher than our 2001 average rate as we have now realized the majority of the benefits related to previously incurred net operating losses.

      There was no provision for income taxes for the year ended December 31, 2000 due to operating losses.

      As of December 31, 2001, we had net deferred tax assets of approximately $2.0 million. Our net deferred tax assets primarily relate to revenue that has been recognized for income tax purposes but deferred for financial reporting purposes. At December 31, 2001, we had federal net operating loss carryforwards of approximately $6.3 million. The net operating loss carryforwards will expire in 2020, if not utilized. The valuation allowance for deferred tax assets includes approximately $2.4 million attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

     Years Ended December 31, 1999 and 2000

     Revenues

      Our total revenues increased to $43.3 million in 2000, up 42% from $30.5 million in 1999. This increase was due primarily to the introduction of our Discovery Tools business which generated $6.3 million of revenue in 2000 together with a development candidate transfer fee which provided revenue of $2 million in 2000. The remainder of the increase in revenue was attributable to the addition of new and expanded research collaborations with companies in the Chemicals, Industrial Polymers and Life Science industries, partially offset by the conclusion of the Siemens’ Electronic Materials collaboration and a lower level of funding received by our Electronic Materials group from government grants.

	Years Ended
	December 31,

	2000	1999

	(in thousands)
Industry Collaborations:
Chemicals	$21,122	$19,454
Industrial polymers	6,965	4,834
Electronic materials	3,350	6,209
Life sciences	3,560	—

	34,997	30,497
Proprietary Materials:
Life sciences	2,000	—
Discovery Tools	6,321	—

Total	$43,318	$30,497

      Applied Biosystems, Bayer, Celanese and The Dow Chemical Company accounted for 11%, 20%, 11% and 22% of total revenue for the 12 months ended December 31, 2000, and 0%, 32%, 12% and 18% of revenue for the same period in 1999.

      Revenue from research collaborations was less than research and development expense for the year ended December 31, 2000 due primarily to the research costs associated with internal projects primarily in our Proprietary Materials business and the development costs associated with the introduction of our Discovery Tools business. The excess of revenue over research and development costs during the year ended December 31, 1999 was primarily because we did not incur significant costs in our Discovery Tools and Proprietary Materials businesses.

     Cost of Products Sold

      Cost of products sold was $2.8 million for the twelve month period ended December 31, 2000. There was no product revenue and therefore no cost of products sold for the twelve month period ended December 31, 1999.

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

      General and administrative expenses represented 25% of total revenues in 1999 and 27% of total revenues in 2000. We expect that our general and administrative expenses will increase in absolute dollar amounts as we:

•	expand our business development and administrative staff;

•	add facilities; and

•	incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees.

     Net Interest Income (Expense)

      Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income increased from $2.5 million in 1999 to $7.2 million in 2000. This increase was due to higher average cash balances. Interest expense decreased from $934,000 in 1999 to $924,000 in 2000. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our acquisition of equipment.

     Provision for Income Taxes

      Due to operating losses, there was no provision for income taxes for the years ended December 31, 2000 and 1999.

Liquidity and Capital Resources

      Symyx was cash flow positive for the year ended December 31, 2001, and finished the year with $113.3 million in cash, cash equivalents and marketable securities compared to $111.0 million at the end of 2000. During 2001, the Company completely paid off the remaining $6.7 million of debt that was incurred to fund capital expenditures in the early years of operation.

      In prior years, we had financed our operations primarily through research and development funding from collaborative partners, net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock totaling $52.2 million, and to a lesser extent, equipment financing loans.

      Our operating activities provided $16.7 million, $1.7 million and $14.0 million of cash in 2001, 2000 and 1999, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

      Net cash used in investing activities was $8.6 million in 2001, $19.2 million in 2000 and $81.2 million in 1999. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and purchases of property and equipment. Purchases of property and equipment were $11.0 million in 2001, $8.8 million in 2000 and $11.5 million in 1999. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

      Financing activities used cash of $3.2 million in 2001 and $806,000 in 2000, and provided cash of $82.1 million in 1999. These amounts are primarily the repayment of equipment and leasehold improvement loan financings partially offset by proceeds from the exercise of stock options in 2001 and 2000. The fluctuations from period to period are due primarily to the proceeds from the exercise of stock options. The source of cash in 1999 primarily represents the proceeds we received from our initial public offering in 1999. At December 31, 2001 we have repaid all amounts outstanding under loan financings.

      Current liabilities decreased by approximately $3.0 million at December 31, 2001 as compared to December 31, 2000 and long term liabilities decreased by approximately $3.0 million at December 31, 2001 as compared to December 31, 2000. These decreases were both due primarily to the repayment of all amounts owing under our equipment and facility loans effective December 31, 2001. Deferred revenue decreased at December 31, 2001 as compared to December 31, 2000. This decrease was due to the timing of the receipt of advance payments, including technology access fees, under collaborative research programs and advance deposits for Discovery Tools systems.

      As of December 31, 2001, we had committed funding of approximately $43.7 million including approximately $31.3 million from existing collaborative partners, excluding milestone payments which are contingent upon the success of the research and approximately $12.4 million for the sale of Discovery Tools systems.

      As of December 31, 2001 and 2000, our principal commitments were $17.2 million and $18.9 million, respectively. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next nine years.

      We believe that our current cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

      Symyx has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities. Symyx has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between Symyx and related parties during 2001 were:

•	receipts from partial repayments of loans originally provided to certain employees and executive officers for the exercise of stock options prior to the Company’s initial public offering in 1999; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141). This Statement addresses financial accounting and reporting for business combinations. Statement 141 supersedes APB Opinion No. 16, Business Combinations, and amends or supersedes a number of interpretations of that Opinion. Statement 141 requires that (1) all business combinations be accounted for by a single method — the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria — the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in Opinion 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. Statement 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of Statement 141 for any business combinations that may be initiated.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“Statement 142”). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. Symyx has not recorded any goodwill or indefinite lived intangible assets prior to December 31, 2001. The adoption of this statement as of January 1, 2002 is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

Dividend Policy

      We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2001 our investment portfolio comprised approximately $15.7 million in money market funds and $97.7 million in U.S. corporate debt and U.S. treasury securities. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2001 levels, the fair value of our portfolio would decline by approximately $568,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:

Principal Amount by Expected Maturity (in thousands)
Average Interest Rate

				Fair Value
	2002	2003	Total	12/31/01

Available-for-sale securities	$74,174	$23,214	$97,389	$97,705
Average interest rate	4.22%	4.29%	4.24%

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Symyx Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symyx Technologies, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Palo Alto, California

January 25, 2002

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$15,621	$10,624
Available-for-sale securities	97,705	100,416
Accounts receivable	454	993
Prepaid expenses	955	967
Inventories	2,192	2,763
Interest receivable and other current assets	1,571	1,936

Total current assets	118,498	117,699
Property and equipment, net	28,532	26,377
Deferred tax asset	2,046	—
Other assets	1,994	2,145

Total assets	$151,070	$146,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$3,934	$3,667
Accrued compensation and employee benefits	1,118	1,396
Income taxes payable	3,068	—
Deferred rent	842	604
Deferred revenue	6,637	9,734
Warranty reserve	974	440
Current portion of equipment and facility loans	—	3,719

Total current liabilities	16,573	19,560
Equipment and facility loans	—	3,010

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 30,613,967 and 30,138,569 shares issued and outstanding at December 31, 2001 and 2000, respectively	31	30
Additional paid-in capital	148,366	144,748
Stockholder notes receivable	(410)	(621)
Deferred stock compensation	(335)	(822)
Accumulated other comprehensive income	516	325
Accumulated deficit	(13,671)	(20,009)

Total stockholders’ equity	134,497	123,651

Total liabilities and stockholders’ equity	$151,070	$146,221

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share
	amounts)
Revenues:
Service revenues from collaborations and grants	$42,629	$34,999	$30,497
Product and license revenues	17,391	8,319	—

Total Revenues	60,020	43,318	30,497
Operating expenses:
Cost of products sold	6,591	2,775	—
Research and development	38,718	35,898	26,628
Sales, general and administrative	12,524	11,798	7,624

Total operating expenses	57,833	50,471	34,252

Income (loss) from operations	2,187	(7,153)	(3,755)
Interest income	6,117	7,155	2,542
Interest and other expense	(660)	(924)	(934)

Income (loss) before income tax expense	7,644	(922)	(2,147)
Income tax expense	1,306	—	—

Net income (loss)	$6,338	$(922)	$(2,147)

Basic net income (loss) per share	$0.21	$(0.03)	$(0.27)

Shares used in computing basic net income (loss) per share	29,904	28,873	8,087

Diluted net income (loss) per share	$0.20	$(0.03)	$(0.27)

Shares used in computing diluted net income (loss) per share	31,196	28,873	8,087

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock		Common Stock		Additional	Stockholder	Deferred	Other		Total
					Paid-In	Notes	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance at January 1, 1999	20,561	$21	6,225	$6	$54,093	$(398)	$(572)	$(44)	$(16,940)	$36,166
Issuance of common stock net of issuance costs of $7,741	—	—	7,440	8	82,413	(361)	—	—	—	82,060
Repurchase of common stock	—	—	(43)	—	(35)	28	—	—	—	(7)
Issuance of common stock in exchange for services	—	—	25	—	222	—	—	—	—	222
Conversion of preferred stock to common stock on a 7 for 9 basis	(20,561)	(21)	15,992	16	5	—	—	—	—	—
Deferred stock compensation	—	—	—	—	5,350	—	(5,350)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	3,794	—	—	3,794
Comprehensive income (loss):
Net income (loss) for the year ended December 31, 1999	—	—	—	—	—	—	—	—	(2,147)	(2,147)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	(145)	—	(145)

Comprehensive loss										(2,292)

Balance at December 31, 1999	—	—	29,639	$30	$142,048	$(731)	$(2,128)	$(189)	$(19,087)	$119,943
Repurchase of common stock	—	—	(43)	—	(50)	42	—	—	—	(8)
Issuance of common stock on exercise of options	—	—	436	—	1,356	—	—	—	—	1,356
Issuance of common stock under employee share purchase plan	—	—	91	—	1,125	—	—	—	—	1,125
Issuance of common stock in exchange for acquired technology	—	—	16	—	815	—	—	—	—	815
Repayment of notes receivable	—	—	—	—	—	68	—	—	—	68
Amortization of deferred stock compensation	—	—	—	—	—	—	760	—	—	760
Deferred stock compensation related to terminated employees	—	—	—	—	(546)	—	546	—	—	—
Comprehensive income (loss):
Net income (loss) for the year ended December 31, 2000	—	—	—	—	—	—	—	—	(922)	(922)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	514	—	514

Comprehensive loss										(408)

Balance at December 31, 2000	—	—	30,139	$30	$144,748	$(621)	$(822)	$325	$(20,009)	$123,651

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

								Accumulated
								Other
	Preferred Stock		Common Stock		Additional	Stockholder	Deferred	Comprehensive		Total
					Paid-In	Notes	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2000	—	—	30,139	$30	$144,748	$(621)	$(822)	$325	$(20,009)	$123,651
Repurchase of common stock	—	—	(12)	—	(2)	—	—	—	—	(2)
Issuance of common stock on exercise of options	—	—	387	1	2,093	—	—	—	—	2,094
Issuance of common stock under employee share purchase plan	—	—	100	—	1,267	—	—	—	—	1,267
Repayment of notes receivable	—	—	—	—	—	211	—	—	—	211
Amortization of deferred stock compensation	—	—	—	—	—	—	411	—	—	411
Deferred stock compensation related to terminated employees	—	—	—	—	(76)	—	76	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	336	—	—	—	—	336
Comprehensive income (loss):
Net income (loss) for the year ended December 31, 2001	—	—	—	—	—	—	—	—	6,338	6,338
Unrealized gain (loss) on Foreign currency translation	—	—	—	—	—	—	—	12	—	12
Unrealized gain (loss) on available-for-sale securities, net of applicable income taxes of $336	—	—	—	—	—	—	—	179	—	179

Comprehensive income										6,529

Balance at December 31, 2001	—	—	30,614	$31	$148,366	$(410)	$(335)	$516	$(13,671)	$134,497

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$6,338	$(922)	$(2,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,807	6,477	4,248
Deferred compensation amortization	411	760	3,794
Deferred tax benefit	(2,046)	—	—
Changes in assets and liabilities:
Accounts receivable	539	(31)	(336)
Prepaid expenses	12	588	(1,267)
Inventories	571	(2,301)	(462)
Other current assets	365	(459)	(926)
Accounts payable and other current liabilities	267	(1,284)	3,275
Accrued compensation and employee benefits	(278)	685	295
Income taxes payable	3,068	—	—
Deferred rent	238	126	31
Deferred revenue	(3,097)	(2,455)	8,017
Warranty reserve	534	440	—
Other long-term assets	4	27	(492)

Net cash provided by (used in) operating activities	16,733	1,651	14,030

INVESTING ACTIVITIES
Purchases of property and equipment, net	(10,980)	(8,824)	(11,535)
Purchases of investments	(89,901)	(63,165)	(84,204)
Proceeds from sales of investments	14,727	—	—
Proceeds from maturities of investments	77,839	53,825	14,550
Acquisition of technology	(250)	(1,000)	—

Net cash provided by (used in) investing activities	(8,565)	(19,164)	(81,189)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases and issuance costs	3,570	2,498	82,053
Principal payments on equipment and facility loans	(6,729)	(3,304)	(2,709)
Proceeds from equipment and facility loans	—	—	2,715

Net cash provided by (used in) financing activities	(3,159)	(806)	82,059

Effect of foreign exchange rate changes in cash and cash equivalents	(12)	—	—

Net increase (decrease) in cash and cash equivalents	4,997	(18,319)	14,900
Cash and cash equivalents at beginning of year	10,624	28,943	14,043

Cash and cash equivalents at end of year	$15,621	$10,624	$28,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$611	$925	$1,090

Income taxes paid	$366	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Exercise of stock options for notes receivable	$—	$—	$333

Common shares issued and contribution of capital in consideration of services rendered	$—	$—	$222

Common shares issued and contribution of capital in consideration of technology acquisition	$—	$815	$—

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

     Organization and Business

      Symyx Technologies, Inc. (the “Company” or “Symyx”), was formed to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. To date, the Company’s operations have involved research and development activities, a significant portion of which has been funded by collaborative partners, and product and license revenues related to the sale of Discovery Tools systems.

      On November 18, 1999, the Company completed an initial public offering of its shares pursuant to which it issued 6,368,700 common shares for net proceeds of approximately $81,420,000. Immediately prior to the closing of the initial public offering, each outstanding share of preferred stock was converted to common stock on a seven-for-nine shares basis.

     Principles of consolidation

      These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

      The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments, with maturities of three months or less on the date of purchase, to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

     Available-For-Sale Investments

      Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such determination as of each balance sheet date. Through December 31, 2001 the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The estimated fair value amounts have been determined by the Company using available market information.

      The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

      The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated “A” or higher and short-term obligations rated “P1” or higher by Moody’s or “A1” or higher by Standard & Poor’s

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“S&P”), and corporate obligations, including intermediate term notes rated “A” or higher and commercial paper rated “P1” or higher by Moody’s, or “A1” or higher by S&P. By policy, the Company restricts its investments to instruments with maturities of less than twenty-four months.

      The following is a summary of the fair value of cash, cash equivalents and available-for-sale securities (in thousands):

	December 31,

	2001	2000

Money market funds	$15,621	$9,337
Cash and bank accounts	—	1,287
U.S. corporate debt securities	75,773	100,416
U.S. Treasury securities	21,932	—

Total	$113,326	$111,040

      Above amounts are included in the following:

	December 31,

	2001	2000

Cash and cash equivalents	$15,621	$10,624
Available-for-sale securities	97,705	100,416

Total	$113,326	$111,040

      Following is a reconciliation of cash and cash equivalents:

	December 31,

	2001	2000

Money market funds	$15,621	$9,337
Cash and bank accounts	—	1,287

Total cash and cash equivalents	$15,621	$10,624

      Unrealized gains and losses are not material, and have, therefore, not been shown separately; however, they have been included as a separate component in the statement of stockholders’ equity. Gross realized gains and losses on sales of available-for-sale securities were immaterial.

      The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows (in thousands):

	December 31,

	2001	2000

Due in less than 1 year	$74,271	$64,140
Due in 1 to 2 years	23,434	36,276

Total	$97,705	$100,416

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed on the straight-line method using a life of three to five years for financial reporting purposes and by accelerated methods for income tax purposes. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Machinery and equipment	$16,855	$15,955
Computers and software	3,510	2,791
Leasehold improvements	21,182	16,191
Construction in progress	2,392	2,127
Furniture and fixtures	1,005	898

	44,944	37,962
Less accumulated depreciation and amortization	(16,412)	(11,585)

Property and equipment, net	$28,532	$26,377

      At December 31, 2001, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $8,825,000, $6,399,000 and $3,988,000 in 2001, 2000, and 1999, respectively.

     Long-Lived Assets

      The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. To date, no impairment charges have been recognized.

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

      Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

      Product and license revenues include sales of Discovery Tools hardware, software licenses and maintenance together with amounts earned for licenses to third parties licensed under the Company’s intellectual property. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware, software and licenses to intellectual property unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

      Royalty revenues are recorded based on reported sales by third party licensees of products containing the Company’s software, intellectual property and know-how.

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

      Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

     Concentration of Revenue

      During the years ended December 31, 2001, 2000 and 1999 the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,

	2001	2000	1999

Applied Biosystems	$4,400	$4,600	$—
Bayer AG	7,535	8,607	9,650
B.F. Goodrich Company	—	—	1,935
Celanese Ltd.	5,204	4,621	3,688
ExxonMobil	7,309	118	—
The Dow Chemical Company	8,425	9,520	5,500

      The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	Years Ended December 31,

	2001	2000	1999

Industry Collaborations	$25,054	$22,396	$20,773
Proprietary Materials	2,000	2,000	—
Discovery Tools	5,819	3,070	—

     Inventories

      Work in process is the only component of inventories for all periods presented and comprises customized Discovery Tool systems in the process of being built for customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Acquisition of Technology

      In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid an amount of $750,000 and issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. Subsequently milestone payments of $250,000 were made in each of July 2000 and December 2001. The exercise of this option and the subsequent milestone payments have been accounted for as an acquisition of technology and the associated costs are being amortized over the expected remaining useful life of the technology.

      Acquired technology consists of the following (in thousands):

	December 31,

	2001	2000

Acquired technology, at cost	$2,065	$1,815
Less accumulated amortization	(730)	(335)

Acquired technology, net	$1,335	$1,480

     Research and Development

      Symyx’ policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, chemical and scientific supplies costs, facilities rental and utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment and facilities used by technical staff and outside services such as machining and third-party research and development costs.

     Software development costs

      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility.

      As the Company’s business model has evolved, it has commenced bundling with the Discovery Tools it sells, licenses to software that was originally developed for internal research & development purposes. Due to the unique nature of the Discovery Tool systems, and the required product development process, technological feasibility is established only upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

     Foreign Currency Translation

      The financial statements of the Company’s wholly owned subsidiary, Symyx Technologies AG, are measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders’ equity as other comprehensive income and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

      Income taxes have been provided using the liability method in accordance with FASB Statement 109, “Accounting for Income Taxes”. In accordance with FASB Statement 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Stock-Based Compensation

      The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price.

      Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

Net Income (Loss) Per Share

      Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic net income (loss) per common share, as presented in the following table, has been computed for the year ended December 31, 1999 as described above, and also gives effect to the conversion of the convertible preferred stock, which converted to common stock immediately prior to the completion of the Company’s initial public offering, (using the if-converted method) from the original date of issuance. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table presents the calculation of basic, diluted, and pro forma basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net income (loss)	$6,338	$(922)	$(2,147)

Weighted-average shares of common stock outstanding	30,413	29,884	9,599
Less: weighted-average shares subject to repurchase	(509)	(1,011)	(1,512)

Weighted-average shares used in computing basic net income (loss) per share	29,904	28,873	8,087
Dilutive effect of employee stock options, using the treasury stock method	1,292	—	—

Weighted-average shares used in computing diluted net income (loss) per share	31,196	28,873	8,087

Basic net income (loss) per share	$0.21	$(0.03)	$(0.27)

Diluted net income (loss) per share	$0.20	$(0.03)	$(0.27)

Pro forma (unaudited):
Net loss			$(2,147)

Shares used above			8,087
Pro forma adjustment to reflect weighted effect of conversion of convertible preferred stock			14,080

Shares used in computing pro forma basic and diluted net loss per share			22,167

Pro forma basic and diluted net loss per share			$(0.10)

      The Company has excluded all convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share in 1999 and 2000 because all such securities are anti-dilutive for all those periods. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,083,787 and 4,218,304 for the years ended December 31, 2000 and 1999, respectively. See Note 4 for further information on these securities.

Comprehensive Income (Loss)

      The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only components of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment. Comprehensive income (loss) has been disclosed in the statement of stockholders’ equity for all periods presented.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of accumulated other comprehensive income at December 31, 2001, 2000 and 1999 are as follows (in thousands):

		Unrealized
	Foreign	Gains On
	Currency	Available-
	Translation	For-Sale
	Adjustments	Securities	Total

Balance at January 1, 1999	$—	$(44)	$(44)
Unrealized losses on available-for-sale securities	—	(145)	(145)

Balance at December 31, 1999	—	(189)	(189)
Unrealized gains on available-for-sale securities	—	514	514

Balance at December 31, 2000		325	325
Foreign currency translation adjustment	12	—	12
Unrealized gains on available-for-sale securities, net of $336 taxes	—	179	179

Balance at December 31, 2001	$12	$504	$516

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform with the current year presentation of the Balance Sheet.

Effect of New Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141). This Statement addresses financial accounting and reporting for business combinations. Statement 141 supersedes APB Opinion No. 16, Business Combinations, and amends or supersedes a number of interpretations of that Opinion. Statement 141 requires that (1) all business combinations be accounted for by a single method — the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria — the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in Opinion 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. Statement 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of Statement 141 for any business combinations that may be initiated.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“Statement 142”). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. Symyx has not recorded any goodwill or indefinite lived intangible assets prior to December 31, 2001. The adoption of this statement as of January 1, 2002 is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

2.     Research and Development Arrangements

      The Company has entered into a number of multi-year research and development collaborations to perform research for partners in exclusive fields over multiple years. The major collaborative arrangements all have similar contractual terms and are non-cancelable other than for material breach or certain other conditions. Under the collaborative arrangements, the Company is responsible for performing research at levels defined in the agreement, including synthesis, screening and informatics. The partner, in turn, is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. The Company typically receives research and development funding at specified amounts per full time equivalent employee working on the project and is entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones. The agreements also contain procedures by which the Company and the partner will determine royalty rates for the sale or license of products under the agreements.

      The table below indicates some of the significant collaborative partners for whom the Company conducted research and development in 2001, together with the primary focus of the collaborations. In addition to these partners we have a number of undisclosed partners, none of which individually constituted more than 6% of total revenue in 2001:

Partner	Primary focus of collaborative efforts

ABB Lumus Global	Environmentally improved automotive fuels
Applied Biosystems	Polymers for DNA separation
BASF	Specialty polymers for industrial formulations
Bayer	Polyolefins, commodity chemicals
Celanese	Catalysts for Commodity chemicals
Dow Chemical	Polyolefins and pharmaceutical intermediates
Eveready	Battery materials
ExxonMobil	Production of olefins
Imperial Chemical Industries (ICI)	High value specialty polymers for high quality industrial applications
Merck	Workflow for rapid discovery, identification and characterization of novel crystalline salt and polymorphic forms of drug candidates
Rhodia	Specialty chemicals
Unilever	Polymers for product formulations used in home and personal care products

      Under the typical collaborative arrangement, the Company owns all inventions conceived and reduced to practice solely by the Company in connection with activities under the agreements and all know-how and intellectual property rights related thereto; and the Company and the collaborative partner jointly own all

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inventions made, conceived, reduced to practice, or otherwise developed jointly by employees or consultants of the Company and those of the collaborative partner in connection with activities under the agreement and all know-how and intellectual property rights related thereto. The Company’s collaborative partner typically receives an exclusive license in the defined field of the collaborative agreement.

      The agreements are typically cancelable only in the event of breach by either party. As of December 31, 2001, the Company had committed funding from existing collaborative partners, excluding milestone payments which are contingent upon the success of the research, of approximately $31.3 million. Revenue from collaborative partners who individually comprised more than 10% of revenue are included within Note 1 — Concentration of Revenue.

      During 1999, the Company was awarded grants from the U.S. Office of Naval Research Defense Advanced Research Projects Agency (DARPA) and the U.S. Department of Energy. During 2000, an extension to the 1999 grant was awarded to the Company. Under these grants, the Company was reimbursed for research costs over various periods as specified in the awards. During the years ended December 31, 2001, 2000 and 1999, revenue recognized under these grants was approximately $0, $1,596,000 and $2,811,000, respectively.

      The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the assignment of these FTE’s to each project over time. Based on the analysis of these FTE’s, for the twelve months ended December 31, 2001, approximately 78% of the Company’s research effort, determined based on employee hours charged to a project, was on research for collaborative projects funded by our partners. The remaining 22% of research effort was on Symyx funded research and development. The focus of the Symyx funded programs in 2001 was largely on life sciences, such as materials for genomics and pharmaceutical development, and on industrial polymer applications as well as the next generation of Discovery Tools. In 2000 and 1999 approximately 75% and 86%, respectively, of the Company’s research effort was for collaborative projects funded by our partners with approximately 25% and 14%, respectively, being Symyx funded research.

3.     Facility Lease and Other Commitments

      The Company entered into an 11 year operating lease agreement for a facility commencing February 1, 1997, with rent payments commencing July 1, 1998. In May 1999, the Company entered into an eight-and-a-half-year operating lease agreement for an additional facility commencing October 1999. In February 2000, the Company entered into an agreement to lease a third facility. The lease commenced on October 1, 2000 and has an initial term of ten years with an option to extend the initial term for an additional five years.

      Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $2,230,000, $1,160,000 and $426,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Future commitments under the operating leases for the facilities are as follows (in thousands):

Years Ending
December 31,

2002	$2,021
2003	1,992
2004	2,064
2005	2,148
2006	2,234
Thereafter	6,708

$17,167

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In connection with the build out of the Company’s facility, the Company entered into a loan and security agreement in January 1997 for up to $6,000,000. Amounts drawn under the loan bear a weighted-average interest rate of 13.9%, have a term of 48 months and are secured by the building improvements financed. The Company issued 155,555 shares of common stock to the lender at $0.19 per share in January 1997 in connection with this arrangement. As of December 31, 1998, the Company had drawn the full amount available under the arrangement.

      In December 1998, the Company entered into loan and security arrangements for up to $10,000,000 with Transamerica Business Credit and LMSI Venture Finance. Amounts drawn under the loans bear interest rates of approximately 8.5% to 10.0%, have a term of 48 months, and are secured by equipment financed by proceeds under the agreements. Under these agreements, $5,624,000 was drawn in 1998 and an additional $2,715,000 was drawn in 1999. No additional amounts are available for draw down under these loan and security arrangements as they expired during 2000.

      As of December 31, 2001 all principle and interest owing under these loan agreements had been repaid in full.

4.     Stockholders’ Equity

     Convertible Preferred Stock

      In September 1999, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 10,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights and an increase in the authorized number of shares of common stock to 100,000,000 shares.

      Immediately prior to closing of the initial public offering in November 1999, all 20,561,156 outstanding shares of Series A,B,C and D Convertible preferred stock of the Company were converted into 15,991,849 shares of Common Stock.

     Common Stock

      Included in the common shares outstanding at December 31, 2001 and 2000 are 283,727 and 750,821 shares of common stock subject to repurchase rights, which generally expire ratably over four or five years from date of issuance. Certain of these shares were issued pursuant to full-recourse notes receivable, which bear interest at rates between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of the participant’s employment with the Company, or on various dates beginning in February 2003 and ending in August 2004 — see Note 7. In 1998, the Company sold 525,000 shares of common stock to its Chief Executive Officer concurrent with the commencement of his employment. The shares are subject to the Company’s right of repurchase at the original purchase price, in the event of termination, which lapses over a four year period and unvested shares have been included above in the reported common stock subject to repurchase rights at December 31, 2001 and 2000.

      As of December 31, 2001, the Company has reserved 6,296,858 shares of common stock for future issuance in relation to the Company’s Stock Option Plans.

     Stock Purchase Plan

      In October 1999, the Company’s shareholders approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lessor of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the board of directors. At December 31, 2001, shares of common stock available for future issue under the Stock Purchase Plan are 797,617.

     Stock Option Plans

      The Company’s 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors and consultants.

      During 1997, the Company’s board of directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the “Qualified Plans”). The 1997 Stock Option Plan provides for the issuance of options for up to 5,346,556 shares of common stock to employee and consultants. The Qualified Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the board of directors.

      In October 2001, the Company’s board of directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants.

      Stock options granted under the Qualified Plans may be either incentive stock options or nonstatutory stock options, whereas stock options granted under the NSO Plan are nonstatutory stock options. Options are generally granted with exercise prices equal to the fair value of the common stock on the grant date, as determined by the board of directors. The options expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The board of directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option. The Company allows early exercise of options, subject to repurchase rights until such options are fully vested.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      No options have been granted under the 2001 NSO Plan as of December 31, 2001. A summary of activity under the 1996 and 1997 Stock Option Plans is as follows:

	Outstanding Stock Options

			Weighted-
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Balance at January 1, 1999	1,954,220	$ 0.19 - $ 0.96	$0.54
Options granted	2,209,817	$ 0.96 - $33.00	$7.50
Options exercised	(1,071,580)	$ 0.19 - $12.00	$0.93
Options canceled	(253,959)	$ 0.19 - $ 1.93	$0.64

Balance at December 31, 1999	2,838,498	$ 0.01 - $33.00	$5.80
Options granted	2,054,105	$24.13 - $62.63	$47.83
Options exercised	(418,669)	$ 0.19 - $31.88	$3.24
Options canceled	(592,228)	$ 0.19 - $57.00	$17.23

Balance at December 31, 2000	3,881,706	$ 0.01 - $62.63	$26.57
Options granted	1,705,387	$12.13 - $31.25	$22.64
Options exercised	(386,910)	$ 0.19 - $25.50	$5.16
Options canceled	(400,864)	$ 0.19 - $62.63	$30.28

Balance at December 31, 2001	4,799,319	$ 0.19 - $58.25	$26.59

      At December 31, 2001, 2000 and 1999, vested and outstanding options for 2,056,819, 2,200,389 and 580,476 shares were exercisable at weighted-average exercise prices of $13.33, $9.95 and $1.84, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $13.62, $28.77 and $4.01, respectively. At December 31, 2001, options for shares of common stock available for future grants under the 1997 Stock Option Plan are 497,539 and under the 2001 NSO Plan are 1,000,000.

      An analysis of options outstanding at December 31, 2001 is as follows:

				Options Vested
		Weighted-	Options
	Options	Average	Weighted-		Weighted-
	Outstanding	Remaining	Average	Vested at	Average
	at December	Contractual	Exercise	December 31,	Exercise
Exercise Price	31, 2001	Life	Price	2001	Price

		(In years)
$ 0.19 - $ 0.39	206,209	5.6	$0.34	206,209	$0.34
$ 0.96 - $ 0.96	322,854	6.9	$0.96	322,854	$0.96
$ 1.93 - $ 6.43	347,213	7.4	$3.86	347,213	$3.86
$11.57 - $17.12	1,008,869	8.4	$12.60	628,718	$11.98
$17.43 - $25.50	1,261,616	9.1	$25.06	238,533	$25.05
$26.51 - $38.13	450,844	8.7	$31.96	199,206	$31.41
$39.81 - $58.25	1,201,714	8.2	$55.90	114,086	$52.08

	4,799,319	8.3	$26.59	2,056,819	$13.33

      Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company’s initial public offering in November 1999 were estimated at the date of grant

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using the minimum value method. Options granted following the Company’s November 1999 initial public offering have been valued using the Black-Scholes method with an expected stock volatility of 0.84 in 2001, 0.84 in 2000 and 0.70 in 1999. Other valuation assumptions are as follows:

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.6%	6.4%	5.5%
Expected life (years)	3.5	3.5	3.5

      The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2001 and 2000. No issuances were made in 1999.

	2001	2000

Expected stock price volatility	0.84	0.84
Risk-free interest rate	4.70%	6.40%
Expected life (years)	0.62	0.50

      Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net income (loss):
As reported	$6,338	$(922)	$(2,147)

Pro forma for SFAS 123	$(18,359)	$(19,419)	$(3,031)

Basic net income (loss) per share:
As reported	$0.21	$(0.03)	$(0.27)

Pro forma for SFAS 123	$(0.61)	$(0.67)	$(0.37)

Diluted net income (loss) per share:
As reported	$0.20	$(0.03)	$(0.27)

Pro forma for SFAS 123	$(0.61)	$(0.67)	$(0.37)

      During the years ended December 31, 1999 and 1998, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date such stock options were granted. During the years ended December 31, 1999 and 1998, the Company also recorded deferred compensation with respect to stock options granted to consultants totaling $1,502,000 and $155,000, respectively. Options granted to consultants are generally variable awards and are revalued at the end of each accounting period in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model and the following weighted-average assumptions for 1998 and 1999: estimated volatility of 0.5, risk-free interest rate of 5.0%, no dividend yield; and an expected life of the option equal to the full term, generally ten years from the date of grant. The resulting values are charged to expense as they are earned. All consultant awards were fully vested during 1999 and no additional awards to consultants were granted in 2001 or 2000. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31,

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001, 2000 and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $411,000, $760,000 and $3,794,000, respectively. At December 31, 2001, the Company had a total of approximately $335,000 remaining to be amortized over the corresponding vesting period of each respective option.

      The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Years Ended December 31,

	2001	2000	1999

Research & development	$308	$588	$2,664
Sales, general & administrative	103	172	1,130

Total	$411	$760	$3,794

5.     Income Taxes

      The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$2,437	$—	$—
State	905	—	—
Foreign	10	—	—

Total	3,352	—	—
Deferred:
Federal	(2,046)	—	—

Provision for income taxes	$1,306	$—	$—

      The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Expected provision (benefit) at federal statutory rate	$2,676	$(323)	$(751)
State taxes, net of federal benefit	588	—	—
Research & development credits	(207)	—	—
Valuation allowance (utilized)/provided	(1,990)	323	751
Other individually immaterial items	239	—	—

Provision for income taxes	$1,306	$—	$—

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$2,213	$6,609
Research & development tax credits	480	1,448
Deferred revenue	2,046	—
Capitalized research & development	367	432
Depreciation	2,988	—
Other individually immaterial items	1,497	718

Total deferred tax assets	9,591	9,207
Valuation allowance for deferred tax assets	(7,209)	(9,207)

Total deferred tax assets	2,382	—
Deferred tax liabilities:
Investment holdings	(336)	—

Net deferred tax assets	$2,046	$—

      SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company historical operating performance, the Company has provided a valuation allowance against deferred tax assets that it determined may not be realizable as of December 31, 2001.

      The net valuation allowance decreased by approximately $2.0 million, increased by approximately $2.2 million and decreased by approximately $400,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

      The valuation allowance for deferred tax assets includes approximately $2.4 million attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization.

      As of December 31, 2001, the Company had a federal net operating loss carryforward of approximately $6.3 million. The net operating loss carryforward will expire in 2020, if not utilized.

      Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

6.     Segment Disclosure

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Symyx’ CODM is the Chief Executive Officer. The CODM

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

      Symyx allocates research personnel time to each collaboration arrangement on a full-time-equivalent basis but does not allocate actual research and development expenses to each collaboration or business segment. The Company does not assess segment performance below the revenue level or allocate sales, general or administrative expenses or assets to the individual segments and, therefore, financial performance including depreciation and amortization and capital expenditures is not reported on a segment basis.

      Symyx provides research services to its partners through its Industry Collaborations business, seeks to license discovered materials through its Proprietary Materials programs, and offers selective access to its proprietary technologies, including instruments, software and intellectual property, through its Discovery Tools business.

      The disaggregated financial information reviewed by the CODM is as follows. During the fourth quarter of fiscal 2001, the Company began segregating Industry Collaboration revenue into four categories for purposes of internal management reporting: Chemicals, Industrial Polymers, Electronic Materials, and Life Sciences. The CODM began reviewing this revenue information on an industry basis as well as by Business Unit.

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Industry Collaborations:
Chemicals	$26,200	$21,122	$19,454
Industrial polymers	5,519	6,965	4,834
Electronic materials	3,604	3,350	6,209
Life sciences	7,606	3,560	—

	42,929	34,997	30,497
Proprietary Materials:
Life sciences	2,000	2,000	—
Discovery Tools	15,091	6,321	—

Total	$60,020	$43,318	$30,497

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      All revenue is generated in the United States for all periods presented. All significant long-lived assets were geographically located in the United States for all periods presented.

     Geographic Area Data

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
United States	$34,926	$17,510	$10,246
Germany	13,222	17,277	17,336
France	1,000	—	—
Switzerland	—	1,100	1,080
United Kingdom	2,033	4,717	1,835
Mexico	3,221	2,712	—
Japan	5,618	2	—

Total	$60,020	$43,318	$30,497

      Revenues are attributed to the above geographic locations based on the physical location of Symyx’ customers, notwithstanding, all revenue is actually generated in the United States for all periods presented.

      All significant long-lived assets were geographically located in the United States for all periods presented.

7.     Related Party Transactions

      Prior to its initial public offering, the Company implemented a program under which directors, executive officers and certain other employees were permitted to purchase restricted stock or to exercise stock options pursuant to full recourse promissory notes. The notes bear interest between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of employment or on various dates beginning in February 2003 and ending in August 2004. In 1999 and 1998, loans were made in the amount of $361,000 and $398,000, respectively, pursuant to this program. During 2001, 2000 and 1999, $211,000, $68,000 and $0 of these promissory notes were repaid, respectively and $0, $42,000 and $27,000 respectively, were cancelled due to repurchase of the underlying stock. In addition, in 1998, the Company loaned $300,000 to an officer in connection with certain relocation expenses. This loan was repaid in full in July 1999.

8.     Financial Instruments

      The Company has not entered into any derivative contracts at December 31, 2001. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. The Company does not carry a significant trade accounts receivable balance. The Company maintains cash and cash equivalents and available-for-sale investments in various corporate debt securities, money market funds and U.S. Treasury notes. The Company’s policy is designed to limit exposure to any one institution or company. The relative credit standing of the note holders is monitored to ensure compliance with the Company’s investment strategy. The Company does not require collateral on these financial instruments.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Investments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Available-for-sale securities: The fair values for available-for-sale equity securities are based on quoted market prices. The fair values for available-for-sale securities together with information in relation to their maturity dates is included in Note 1 to these financial statements.

9.     Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts).

	Three Months Ended

	March 31	June 30	September 30	December 31

2001
Total revenues	$14,013	$15,370	$15,856	$14,781
Operating expenses:
Cost of products sold	2,286	1,829	1,609	867
Research and development	10,305	9,998	9,752	8,663
Sales, general and administrative	2,874	3,003	3,306	3,341

Total operating expenses	15,465	14,830	14,667	12,871
Interest income (expense), net	1,667	1,426	1,468	896

Income before income tax expense	215	1,966	2,657	2,806
Income tax expense	35	259	457	555

Net income	$180	$1,707	$2,200	$2,251

Basic net income per share	$0.01	$0.06	$0.07	$0.07

Diluted net income per share	$0.01	$0.05	$0.07	$0.07

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended

	March 31	June 30	September 30	December 31

2000
Total revenues	$12,051	$11,047	$8,817	$11,403
Operating expenses:
Cost of products sold	196	1,533	29	1,017
Research and development	8,581	8,871	8,657	9,789
Sales, general and administrative	3,093	3,152	2,723	2,830

Total operating expenses	11,870	13,556	11,409	13,636
Interest income (expense), net	1,493	1,534	1,587	1,617

Net income (loss)	$1,674	$(975)	$(1,005)	$(616)

Basic net income (loss) per share	$0.06	$(0.03)	$(0.03)	$(0.02)

Diluted net income (loss) per share	$0.05	$(0.03)	$(0.03)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by Section 16(a) is incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Officer Compensation” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) 1. Financial Statements

      The following Financial Statements of Symyx Technologies, Inc. and Report of Ernst & Young LLP, have been filed as part of this Form 10-K. See index to Financial statements under Item 8, above:

      Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Stockholders’ Equity for the three year period ended December 31, 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

      (A) 2. Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      (A) 3. Exhibits

      Refer to (C) below.

      (B) Reports on Form 8-K

      The Company was not required to and did not file any reports on Form 8-K during the period from September 30, 2001 to date of filing.

      (C) Exhibits

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws of Symyx
4.1(3)	Specimen Common Stock Certificate
5.1(3)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.1(3)	Restated Investors Rights Agreement dated March 27, 1998
10.2(3)	1996 Stock Plan and forms of agreements thereunder
10.3(3)	1997 Stock Plan and forms of agreements thereunder
10.4(3)	1999 Employee Stock Purchase Plan
10.5(3)	Form of Director and Executive Officer Indemnification Agreement
10.6(3)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(3)	Standard Industrial/ Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)(3)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8(3)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)(3)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)(3)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)(3)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)(3)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9(3)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(3)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(3)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(3)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(4)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(5)	2001 Nonstatutory Stock Option Plan
21(6)	List of Subsidiaries
23.1(6)	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to exhibit 3.1(b) filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(2)	Incorporated by reference to exhibit 3.2(b) filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(6)	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC. (Registrant)

March 19, 2002	By: /s/ STEVEN D. GOLDBY Steven D. Goldby Chief Executive Officer and Chairman of the Board

March 19, 2002	By: /s/ JERYL L. HILLEMAN Jeryl L. Hilleman Senior Vice President and Chief Financial Officer

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

Signature	Title	Date

By /s/ STEVEN D. GOLDBY Steven D. Goldby	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 19, 2002

By /s/ JERYL L. HILLEMAN Jeryl L. Hilleman	Senior Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)	March 19, 2002

By /s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 19, 2002

By /s/ SAMUEL D. COLELLA Samuel D. Colella	Director	March 19, 2002

Signature	Title	Date

By /s/ MARTIN GERSTEL Martin Gerstel	Director	March 19, 2002

By /s/ FRANCOIS A. L’EPLATTENIER Francois A. L’Eplattenier	Director	March 19, 2002

By /s/ KENNETH J. NUSSBACHER Kenneth J. Nussbacher	Director	March 19, 2002

By /s/ MARIO M. ROSATI Mario M. Rosati	Director	March 19, 2002

By /s/ PETER G. SCHULTZ Peter G. Schultz	Director	March 19, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws of Symyx
4.1(3)	Specimen Common Stock Certificate
5.1(3)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.1(3)	Restated Investors Rights Agreement dated March 27, 1998
10.2(3)	1996 Stock Plan and forms of agreements thereunder
10.3(3)	1997 Stock Plan and forms of agreements thereunder
10.4(3)	1999 Employee Stock Purchase Plan
10.5(3)	Form of Director and Executive Officer Indemnification Agreement
10.6(3)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(3)	Standard Industrial/ Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)(3)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8(3)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)(3)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)(3)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)(3)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)(3)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9(3)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(3)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(3)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(3)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(4)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(5)	2001 Nonstatutory Stock Option Plan
21(6)	List of Subsidiaries
23.1(6)	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to exhibit 3.1(b) filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(2)	Incorporated by reference to exhibit 3.2(b) filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(6)	Filed herewith