Form 10-Q
period 2002-03-31
SYMYX TECHNOLOGIES INC
filed 2002-05-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM ___________ TO ___________ .

Commission File Number: 000-27765

SYMYX TECHNOLOGIES, INC.

(Exact name of Registrant issuer as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Central Expressway, Santa Clara, California	95051
(Address of principal executive offices)	(Zip code)

(408) 764-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

As of May 1, 2002, Registrant had outstanding 30,787,115 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Revenues:
Service revenues from collaborations and grants	$8,700	$9,827
Product and license revenues	5,812	4,186

Total revenues	14,512	14,013
Operating expenses:
Cost of products sold	645	2,286
Research and development	10,231	10,305
Sales, general and administrative	3,461	2,874

Total operating expenses	14,337	15,465

Income (loss) from operations	175	(1,452)
Interest income (expense), net	1,019	1,667

Income before income tax expense	1,194	215
Income tax expense	585	35

Net income	$609	$180

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.02	$0.01

Shares used in computing basic net income per share	30,406	29,501

Shares used in computing diluted net income per share	31,820	31,001

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$33,891	$15,621
Available-for-sale securities	82,478	97,705
Accounts receivable	668	454
Inventories	3,268	2,192
Prepaid expenses	952	955
Interest receivable and other current assets	1,478	1,571

Total current assets	122,735	118,498
Property and equipment, net	27,657	28,532
Deferred tax assets	2,046	2,046
Other assets	2,178	1,994

Total assets	$154,616	$151,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,320	$3,934
Accrued compensation and employee benefits	1,529	1,118
Income taxes payable	3,651	3,068
Deferred rent	889	842
Deferred revenue	8,007	6,637
Warranty reserves	1,024	974

Total current liabilities	19,420	16,573
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 30,716,712 and 30,613,967 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	31	31
Additional paid-in capital	148,674	148,366
Stockholder notes receivable	(410)	(410)
Deferred stock compensation	(259)	(335)
Accumulated other comprehensive income	222	516
Accumulated deficit	(13,062)	(13,671)

Total stockholders’ equity	135,196	134,497

Total liabilities and stockholders’ equity	$154,616	$151,070

See accompanying notes to condensed consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Operating activities
Net income	$609	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,784	2,059
Deferred compensation amortization	76	144
Changes in assets and liabilities:
Accounts receivable	(214)	682
Inventories	(1,076)	940
Prepaid expenses	3	90
Interest receivable and other current assets	93	426
Accounts payable and other current liabilities	386	1,745
Deferred revenue	1,370	385
Accrued compensation and employee benefits	411	—
Taxes payable	583	—
Warranty reserves	50	150
Deferred rent	47	65
Other long-term assets	(289)	(27)

Net cash provided by operating activities	4,833	6,839

Investing activities
Purchase of property and equipment, net	(1,361)	(3,768)
Purchase of available-for-sale securities	(6,133)	(4,599)
Proceeds from maturities of available-for-sale securities	20,450	30,189
Proceeds from sale of available-for-sale securities	—	3,789

Net cash provided by investing activities	12,956	25,611

Financing activities
Proceeds from issuance of common stock, net of repurchases	485	770
Principal payments on equipment and facility loans	—	(886)

Net cash provided by (used in) financing activities	485	(116)
Effect of foreign exchange rate changes in cash and cash equivalents	(4)	—

Net increase in cash and cash equivalents	18,270	32,334
Cash and cash equivalents at beginning of period	15,621	10,624

Cash and cash equivalents at end of period	$33,891	$42,958

Supplemental disclosure of cash flow information

Interest paid	$—	$169

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The Company’s software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

     Reserves are provided for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative costs.

     Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the agreements. Generally revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation.

     Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Revenue

     For the three months ended March 31, 2002, and 2001 the following customers contributed more than 10% of the Company’s total revenue for the quarter (in thousands):

	Three Months Ended
	March 31

	2002	2001

Bayer	$—	$1,809
ExxonMobil	2,206	3,411
Merck & Co., Inc.	2,137	586
Sumitomo Chemical	2,815	—
The Dow Chemical Company	1,489	1,893

Total	$8,647	$7,699

     The revenue from the above customers has been included in the following reportable segments for the quarter ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended
	March 31

	2002	2001

Industry Collaborations	$4,245	$4,350
Discovery Tools	4,402	3,349

Total	$8,647	$7,699

Inventories

     Work in process is the only component of inventories for all periods presented and comprises customized Discovery Tool systems in the process of being built. Inventories are carried at the lower of cost or market, determined on a specific identification basis.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	March 31

	2002	2001

Weighted average outstanding shares	30,659	30,218
Shares subject to a right of repurchase	(253)	(717)

Weighted average outstanding — used for basic	30,406	29,501
Dilutive effect of employee stock options, using the treasury stock method	1,161	783
Shares subject to a right of repurchase	253	717

Weighted average outstanding and dilutive equivalents — used for diluted	31,820	31,001

3. Deferred Compensation

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Three Months Ended
	March 31

	2002	2001

Research and development	$58	$108
Sales, general and administrative	18	36

Total	$76	$144

4. Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only components of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of comprehensive income, net of tax, for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	March 31

	2002	2001

Net income	$609	$180
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(290)	418
Foreign currency translation adjustment	(4)	—

Other comprehensive income (loss)	(294)	418

Comprehensive income	$315	$598

     The components of accumulated other comprehensive income, net of tax, at March 31, 2002 and December 31, 2001 are as follows (in thousands):

	March 31, 2002	December 31, 2001

Unrealized gains on available-for-sale securities	$238	$504
Foreign currency translation adjustment	(16)	12

Accumulated other comprehensive income	$222	$516

5. Segment Disclosure

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Symyx’ CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Symyx provides research services to its partners through its Industry Collaborations business, seeks to license discovered materials through its Proprietary Materials programs, and offers selective access to its proprietary technologies, including instruments, software and intellectual property, through its Discovery Tools business.

     The disaggregated financial information reviewed by the CODM is as follows. The Company segregates Industry Collaboration revenue into four categories for purposes of internal management reporting: Chemicals, Industrial Polymers, Electronic Materials, and Life Sciences.

	Three Months Ended
	March 31

	2002	2001

	(in thousands)
Industry Collaborations:
Chemicals	$4,359	$6,360
Life sciences	1,970	1,186
Electronic materials	1,646	600
Industrial polymers	725	1,681

	8,700	9,827
Discovery Tools	5,601	3,499
Proprietary Materials and Technology Licensing	211	687

Total	$14,512	$14,013

Geographic Area Data

     All revenue is generated in the United States for all periods presented. Revenues are attributed to the following geographic locations based on the physical location of Symyx’ customers.

	Three Months Ended
	March 31

	2002	2001

	(in thousands)
United States	$10,644	$11,031
Japan	3,719	—
Mexico	84	57
United Kingdom	65	600
Germany	—	2,256
France	—	69

Total	$14,512	$14,013

     All significant long-lived assets were geographically located in the United States for all periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.

Overview

     To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, license of proprietary materials, sale and license of instruments and software, and government grants. We currently have approximately 25 life science, chemical and electronics collaborative partners and customers worldwide, including such leading companies as Celanese, Dow Chemical, Eli Lilly and Company, ExxonMobil Chemical, Merck & Co., Sumitomo Chemical and Unilever. We expect that our cash flows and revenue for 2002 will be comprised in large part of payments to be made and revenue to be earned under these and new agreements together with product and license revenue particularly from our Discovery Tools business.

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

     As of March 31, 2002, our accumulated deficit was approximately $13.1 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

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

     We recognize revenue from the sale of Discovery Tools, and all costs of manufacture are expensed, once customer acceptance has been achieved. A warranty reserve is established at the time of customer acceptance. If there are extended payment terms, we recognize product and license revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. Accordingly, the cost of products sold as a percentage of product and license revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold. We recognize royalty revenues based on reported sales by third party licensees of products containing our software, intellectual property and know-how. We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. As of March 31, 2002, we had deferred revenues of approximately $8.0 million. The terms of our collaboration agreements generally require us to perform minimum levels of research. Our sources of potential revenue for the next several years are likely to be:

•	payments under existing and possible future collaborative arrangements;

•	royalties from our partners based on revenues received from any products commercialized under those agreements;

•	sales of Discovery Tools and other instruments;

•	licensing of software and intellectual property; and

•	government research grants.

     See Note 1 of Notes to Financial Statements for a further discussion of our revenue recognition policies.

     Management is required to exercise judgment in establishing the appropriate level of warranty reserve for each Discovery Tool system delivered. The actual results with regard to warranty expenditures could have a material unfavorable impact on us if system failures or the cost to repair a system is greater than what we have used in estimating the warranty expense accrual.

Results of Operations

Revenues

     Our total revenue increased to $14.5 million for the three months ended March 31, 2002, up 4% from $14.0 million in the same period in 2001. This increase was due to the increased revenue generated by our Discovery Tools business, which generated $5.6 million of revenue in the three months ended March 31, 2002, up from $3.5 million in the same period in 2001. Product and license revenue for the three months ended March 31, 2002 included revenue from the sale of Discovery Tools Solubility Systems to both Merck and to Lilly and payments from Sumitomo Chemical, The Dow Chemical Company and ExxonMobil Chemical. Service revenue from collaborations decreased mainly due to the conclusion of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of the contracts.

     Bayer, ExxonMobil, Merck, Sumitomo and The Dow Chemical Company accounted for 0%, 15%, 15%, 19% and 10% of total revenue for the 3 months ended March 31, 2002, and 13%, 24%, 4%, 0% and 14% of revenue for the same period in 2001.

     We segregate revenue by Industry Collaborations, Discovery Tools and Proprietary Materials and Technology Licensing. Industry Collaboration revenue is further segregated into four categories for purposes of internal management reporting: Chemicals, Industrial Polymers, Electronic Materials, and Life Sciences.

	Three Months Ended
	March 31

	2002	2001

	(in thousands)
Industry Collaborations:
Chemicals	$4,359	$6,360
Life sciences	1,970	1,186
Electronic materials	1,646	600
Industrial polymers	725	1,681

	8,700	9,827
Discovery Tools	5,601	3,499
Proprietary Materials and Technology Licensing	211	687

Total	$14,512	$14,013

Industry Collaboration Revenue

     The decrease in Chemicals revenue for the three months ended March 31, 2002 resulted primarily from the conclusions of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts. The increase in Life sciences revenue was due mainly to the expansion of the Merck collaboration and the addition of the Lilly collaboration, partially offset by the conclusion of the research phase of the ABI collaboration. The increase in Electronic materials revenue resulted from the addition of an undisclosed collaborative partner. The decrease in Industrial polymers revenue for the three months ended March 31, 2002 resulted primarily from the expiration of the BASF and ICI collaborations.

Discovery Tools Revenue

     The increase in Discovery Tools revenue was attributable to the shipment of Discovery Tools Solubility Systems to Merck and to Lilly and payments received from Sumitomo Chemical, The Dow Chemical Company and ExxonMobil Chemical during the quarter ended March 31, 2002.

Proprietary Materials and Technology Licensing Revenue

     The decrease in Proprietary Materials and Technology Licensing revenue was due to the expiration of the ABI contract at December 31, 2001.

Cost of Products Sold

     Cost of products sold was $645,000 for the three month period ended March 31, 2002 compared to $2.3 million for the same period in 2001. The decrease in the cost of products sold was due to the change in the product mix shipped in the respective quarters. In the March 31, 2001 quarter, we delivered a Discovery Tools Polyolefins System to ExxonMobil Chemical Company, which had a significantly higher cost of manufacture than the Discovery Tools Solubility Systems delivered to each of Merck and Lilly in the March 31, 2002 quarter.

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

     Research and development expenses for the first quarter of 2002 were $10.2 million, consistent with the first quarter of the prior year and reflective of relatively stable headcount in the technical group. Increases in salaries and other personnel related costs, facilities costs and depreciation of capital equipment have been offset by a reduction in payments to third parties to undertake research on our behalf and a reduction in the use of outside consultants.

     Research and development expenses represented 71% of total revenue in the three months ended March 31, 2002 and 74% of total revenue in the same period in 2001. The decrease as a percentage of total revenue was due primarily to the increase in Discovery Tools revenue in the three months ended March 31, 2002. Our core businesses are research to discover new materials and the sale of instruments and related software licenses. Accordingly, we have entered into a number of research and development collaborations to perform research for customers in exclusive fields. The major collaborative arrangements all have similar contractual terms. Under the collaborative arrangements, we are responsible for performing research at levels of either full time equivalent staffing or number of experiments as defined in the agreements. The collaborative partner is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. We typically receive research and development funding at specified amounts per full time equivalent employee working on the project or on a per experiment fee basis and are entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones by us or our collaborative partners. The agreements also contain procedures by which we and our customers will determine royalty rates for the sale or license of products under the agreements.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the three months ended March 31, 2002, for whom we conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between Symyx and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of collaborative efforts

ExxonMobil	12/30/2003	Production of petrochemicals
Merck & Co., Inc.	9/30/2002	Workflow for rapid discovery, identification and characterization of novel crystalline salt and polymorphic forms of drug candidates
The Dow Chemical Company	3/31/2002	Polyolefins

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 73% of research and development efforts in the first quarter of 2002 were undertaken for collaborative projects funded by our partners, and approximately 27% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses increased 20% to $3.5 million in the three months ended March 31, 2002 from $2.9 million for the same period in 2001 due to the payment of sales commissions on Discovery Tools sales in Japan as well as the addition of senior business development staff.

     Sales, general and administrative expenses represented 24% and 21% of total revenue for the three month periods ended March 31, 2002 and 2001, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance, and increasing professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and cash equivalents net of interest expense on equipment financing loans. Interest income was approximately $1.0 million for the three month period ended March 31, 2002, and $1.8 million for the same period in 2001. This decrease was due to the impact of lower average interest rates in the three month period ended March 31, 2002. We anticipate that our interest income in 2002 will be significant lower than 2001, due to our higher yielding securities being progressively replaced, on either maturity or sale, with securities yielding substantially lower interest rates in 2002. Interest expense decreased to $9,000 for the three month period ended March 31, 2002, from $169,000 for the same period in 2001. This decrease was due to the repayment of all amounts owing under our equipment and facility loans effective December 31, 2001.

Provision for Income Taxes

     We recorded an income tax expense of $585,000 for the three months ended March 31, 2002 and $35,000 for the same period in 2001. The increase in tax expense is due to increased income before income tax as well as the fact that we had largely utilized our net operating loss carryforwards as of December 31, 2001. We do not have a sufficient history of profitability to fully benefit all our deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes is substantially higher than our tax depreciation expense and until we have a more established history of profitability we are not more certain than not of receiving the benefit of these future income tax deductions. We review the need for a valuation allowance each quarter.

Liquidity and Capital Resources

     We were cash flow positive for the three months ended March 31, 2002. Cash and cash equivalents and available-for-sale securities were $116.4 million, an increase of $3.0 million from December 31, 2001.

     In prior years, we had financed our operations primarily through research and development funding from collaborative partners, net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock totaling $52.2 million, and to a lesser extent, equipment financing loans.

     During 2001, we completely paid off the remaining $6.7 million of debt that was incurred to fund capital expenditures in the early years of operation.

     Our operating activities provided $4.8 million and $6.8 million of cash during the three months ended March 31, 2002 and 2001, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales, partially offset by operating expenses.

     Net cash provided by investing activities was $13.0 million during the three months ended March 31, 2002 and $25.6 million for the same period in 2001. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and purchases of property and equipment. Purchases of property and equipment were $1.4 million for the three months ended March 31, 2002 and $3.8 million in the same period in 2001. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $485,000 during the three months ended March 31, 2002 and used $116,000 in the same period in 2001. These amounts are primarily the proceeds from the exercise of stock options in 2002 and 2001, offset by partial repayments of equipment and leasehold improvement loan financings in 2001. The fluctuations from period to period are due primarily to the proceeds from the exercise of stock options. At December 31, 2001 we had repaid all amounts outstanding under loan financings.

     Current liabilities increased by approximately $2.8 million at March 31, 2002 as compared to December 31, 2001. This increase was due primarily to an increase in deferred revenue, income taxes payable and accrued compensation and employee benefits. Deferred revenue increased by approximately $1.4 million at March 31, 2002 as compared to December 31, 2001. This increase was due to the timing of the receipt of advance payments, including technology access fees, under collaborative research programs and advance deposits for Discovery Tools systems.

     As of March 31, 2002, we had committed funding of approximately $42.5 million for the sale of Discovery Tools systems and for research and development with existing collaborative partners, excluding milestone payments which are contingent upon the success of the research.

     As of March 31, 2002, our principal commitments were $16.7 million. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next nine years.

     We believe that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Factors Affecting Future Results

     Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

     These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the reported market risks since December 31, 2001.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently not a party to any material pending legal proceedings.

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

SYMYX TECHNOLOGIES, INC. (Registrant)

Date: May 7, 2002	/s/ Steven D. Goldby Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2002	/s/ Jeryl L. Hilleman Jeryl L. Hilleman Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)