Form 10-Q
period 2002-06-30
SYMYX TECHNOLOGIES INC
filed 2002-08-09
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of August 2, 2002, Registrant had outstanding 30,842,004 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenues:
Service revenues from research collaborations and grants	$9,391	$10,633	$18,091	$20,460
Product sales	3,331	3,905	8,932	7,204
License fees and royalties	1,263	832	1,474	1,719

Total revenues	13,985	15,370	28,497	29,383
Operating expenses:
Cost of products sold	794	1,829	1,439	4,115
Research and development	9,630	9,998	19,861	20,303
Sales, general and administrative	3,232	3,003	6,693	5,877

Total operating expenses	13,656	14,830	27,993	30,295

Income (loss) from operations	329	540	504	(912)
Interest income (expense), net	871	1,426	1,890	3,093

Income before income tax expense	1,200	1,966	2,394	2,181
Income tax expense	516	259	1,101	294

Net income	$684	$1,707	$1,293	$1,887

Basic net income per share	$0.02	$0.06	$0.04	$0.06

Diluted net income per share	$0.02	$0.05	$0.04	$0.06

Shares used in computing basic net income per share	30,577	29,776	30,492	29,639

Shares used in computing diluted net income per share	31,792	31,172	31,806	31,086

See accompanying notes to condensed consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	Dec 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$60,099	$15,621
Available-for-sale securities	57,730	97,705
Accounts receivable	3,491	454
Inventories	3,835	2,192
Prepaid expenses	1,038	955
Interest receivable and other current assets	1,351	1,571

Total current assets	127,544	118,498
Property and equipment, net	26,923	28,532
Deferred tax assets	2,046	2,046
Other assets	2,081	1,994

Total assets	$158,594	$151,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,662	$3,934
Accrued compensation and employee benefits	1,207	1,118
Income taxes payable	3,427	3,068
Deferred rent	932	842
Deferred revenue	10,537	6,637
Warranty expense accrual	985	974

Total current liabilities	21,750	16,573

Commitments Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 30,837,937 and 30,613,967 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	31	31
Additional paid-in capital	149,588	148,366
Stockholder notes receivable	(410)	(410)
Deferred stock compensation	(188)	(335)
Accumulated other comprehensive income	201	516
Accumulated deficit	(12,378)	(13,671)

Total stockholders’ equity	136,844	134,497

Total liabilities and stockholders’ equity	$158,594	$151,070

See accompanying notes to condensed consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30

	2002	2001

Operating activities
Net income	$1,293	$1,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,436	4,367
Deferred compensation amortization	98	270
Changes in assets and liabilities:
Accounts receivable	(3,037)	(158)
Inventories	(1,643)	1,971
Prepaid expenses	(83)	333
Interest receivable and other current assets	220	145
Other long-term assets	(299)	(10)
Accounts payable and other accrued liabilities	728	1,801
Accrued compensation and employee benefits	89	(284)
Income taxes payable	359	36
Deferred rent	90	128
Deferred revenue	3,900	(697)
Warranty expense accrual	11	336

Net cash provided by operating activities	7,162	10,125

Investing activities
Purchase of property and equipment, net	(2,685)	(6,999)
Purchase of available-for-sale securities	(6,133)	(41,233)
Proceeds from maturities of available-for-sale securities	44,730	54,214
Proceeds from sale of available-for-sale securities	—	4,793

Net cash provided by investing activities	35,912	10,775

Financing activities
Proceeds from issuance of common stock, net of repurchases	1,404	2,578
Principal payments on equipment and facility loans	—	(1,995)

Net cash provided by financing activities	1,404	583

Net increase in cash and cash equivalents	44,478	21,483
Cash and cash equivalents at beginning of period	15,621	10,624

Cash and cash equivalents at end of period	$60,099	$32,107

Supplemental disclosure of cash flow information
Interest paid	$—	$313

Income taxes paid	$745	$272

See accompanying notes to condensed consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company” or “Symyx”), was formed to research, develop, manufacture and market products through the application of combinatorial technologies in the area of materials science. To date, the Company’s operations have involved research and development activities, a significant portion of which has been funded by collaborative partners, product revenues related to the sale of Discovery Tools systems and license fees and royalties from Proprietary Materials and Technology Licensing.

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to exercise judgment in making estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

     The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Revenue reported in previous quarters as product and license revenue is now reported separately as revenue from product sales and revenue from license fees and royalties.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition

     Collaborations and Grants

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

     Product

     Product revenues include sales of Discovery Tools hardware and associated software licenses and maintenance. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated software and licenses to intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     The Company’s product related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

     An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative costs.

     License and Royalty

     Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the agreements. Generally revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If there is provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Concentration of Revenue

     The following customers contributed more than 10% of the Company’s total revenue for the six month periods ended June 30, 2002 or June 30, 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Bayer	$—	$1,959	$—	$3,768
ExxonMobil	3,455	1,519	5,661	4,931
The Dow Chemical Company	2,479	2,409	3,968	4,301
Undisclosed Partner	1,975	650	3,250	1,733

Total	$7,909	$6,537	$12,879	$14,733

     The revenue from the above customers has been included in the following reportable segments for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Industry Collaborations	$5,580	$5,271	$9,649	$10,119
Discovery Tools	2,329	1,066	3,230	4,214
Proprietary Materials and Technology Licensing	—	200	—	400

Total	$7,909	$6,537	$12,879	$14,733

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three and six months periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Weighted average outstanding shares	30,788	30,383	30,724	30,300
Shares subject to a right of repurchase	(211)	(607)	(232)	(661)

Weighted average outstanding shares — used for basic	30,577	29,776	30,492	29,639
Dilutive effect of employee stock options, using the treasury stock method	1,004	789	1,082	786
Shares subject to a right of repurchase	211	607	232	661

Weighted average outstanding shares and dilutive potential shares — used for diluted	31,792	31,172	31,806	31,086

3. Deferred Compensation

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Research and development	$16	$95	$75	$203
Sales, general and administrative	5	30	23	67

Total	$21	$125	$98	$270

4. Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only components of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The components of comprehensive income, net of tax, for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net income	$684	$1,707	$1,293	$1,887
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(27)	7	(316)	425
Foreign currency translation adjustment	6	(10)	2	(10)

Other comprehensive income (loss)	(21)	(3)	(314)	415

Comprehensive income	$663	$1,704	$979	$2,302

     The components of accumulated other comprehensive income, net of tax, at June 30, 2002 and December 31, 2001 are as follows (in thousands):

	June 30, 2002	December 31, 2001

Unrealized gains on available-for-sale securities	$211	$504
Foreign currency translation adjustment	(10)	12

Accumulated other comprehensive income	$201	$516

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

     Symyx provides research services to its partners through its Industry Collaborations business, seeks to license discovered materials and technologies through its Proprietary Materials and Technology Licensing programs, and offers selective access to its proprietary technologies, including instruments, software and intellectual property, through its Discovery Tools business.

     The disaggregated financial information reviewed by the CODM is as follows. The Company segregates Industry Collaboration revenue into four categories for purposes of internal management reporting: Chemicals, Electronic Materials, Life Sciences and Industrial Polymers.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Industry Collaborations:
Chemicals	$5,696	$6,644	$10,055	$13,004
Electronic materials	1,390	879	3,036	1,479
Life sciences	890	1,147	2,860	1,733
Industrial polymers	725	1,963	1,450	4,244

	8,701	10,633	17,401	20,460
Discovery Tools	4,062	4,087	9,663	7,773
Proprietary Materials and Technology Licensing	1,222	650	1,433	1,150

Total	$13,985	$15,370	$28,497	$29,383

Geographic Area Data

     All revenue is generated in the United States for all periods presented. Revenues are attributed to the following geographic locations based on the physical location of Symyx’ customers.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
United States	$12,728	$9,815	$23,337	$20,846
Japan	988	847	4,708	847
Mexico	13	1,913	97	1,970
Europe	256	2,795	355	5,720

Total	$13,985	$15,370	$28,497	$29,383

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.

Overview

     To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, license of proprietary materials, sale of instruments, licensing of intellectual property and software, and government grants. We currently have a number of life science, chemical and electronics collaborative partners and customers worldwide, including such leading companies as Celanese, Dow Chemical, Eli Lilly and Company, ExxonMobil Chemical, Merck & Co., Rhodia and Unilever. We expect that our cash flows and revenue for 2002 will be comprised in large part of payments to be made and revenue to be earned under these and new agreements together with product revenue from our Discovery Tools business and license fees from our Intellectual Property Licensing business.

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

     As of June 30, 2002, our accumulated deficit was approximately $12.4 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

Critical Accounting Policies

     Symyx’ financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves and accounting for income taxes. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Source of Revenues and Revenue Recognition Policy

     Revenue from collaborations and grants consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product revenue consists of payments from customers for products including proprietary materials, Discovery Tools systems and consumables. License fees and royalties include license fees from the licensing of our intellectual property and software and technology license payments and royalties on manual laboratory instruments and software sold under license by third parties.

     We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are achieved. At June 30, 2002, we had deferred revenues of approximately $10.5 million, compared to $6.6 million at December 31, 2001. The terms of our collaboration agreements generally require us to perform minimum levels of research.

     We recognize revenue from the sale of Discovery Tools, and all costs of manufacture are expensed, once customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. Accordingly, the cost of products sold as a percentage of product and license revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold.

     We recognize license fee revenues for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

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

Inventories

     We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Warranty Expense Accrual

     A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered. The actual results with regard to warranty expenditures could have a material unfavorable impact on us if system failures or the cost to repair a system is greater than what we have used in estimating the warranty expense accrual.

Results of Operations

Revenues

     Our total revenue for the three months ended June 30, 2002 was $14.0 million, a decrease of 9% from the same period in 2001. For the first six months of fiscal 2002, total revenue was $28.5 million, a decrease of 3% from the same period in 2001. These decreases were due to the decreased revenue generated by our Industry Collaborations business, which generated $8.7 million and $17.4 million of revenue in the three and six month periods ended June 30, 2002, respectively, down from $10.6 million and $20.5 million for the same periods in 2001, respectively. Revenue from collaborations decreased mainly due to the conclusion of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts. Product revenue for the three months ended June 30, 2002 included revenue from the sale of a Discovery Tools Solubility System to Lilly and payments from The Dow Chemical Company and ExxonMobil Chemical. Product revenue for the six months ended June 30, 2002 included revenue from the sale of a Discovery Tools Solubility System to Merck, two Discovery Tools Solubility Systems to Lilly and payments from Sumitomo Chemical, The Dow Chemical Company and ExxonMobil Chemical. License fee and royalties revenue for the three and six month periods ended June 30, 2002 included an initial payment from General Electric and a payment from an undisclosed licensee for the license of certain intellectual property, together with royalty payments and license fees from third parties commercializing products and bench-top instruments licensed under our intellectual property.

     Bayer, ExxonMobil, The Dow Chemical Company and an undisclosed partner accounted for 0%, 25%, 18%, and 14% of total revenue for the three months ended June 30, 2002, and 13%, 10%, 16% and 4% of revenue for the same period in 2001. Bayer, ExxonMobil, The Dow Chemical Company and an undisclosed partner accounted for 0%, 20%, 14% and 11% of total revenue for the six months ended June 30, 2002, and 13%, 17%, 15% and 6% of revenue for the same period in 2001.

     We segregate revenue by Industry Collaborations, Discovery Tools and Proprietary Materials and Technology Licensing. Industry Collaboration revenue is further segregated into four categories for purposes of internal management reporting: Chemicals, Electronic Materials, Life Sciences and Industrial Polymers.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Industry Collaborations:
Chemicals	$5,696	$6,644	$10,055	$13,004
Electronic materials	1,390	879	3,036	1,479
Life sciences	890	1,147	2,860	1,733
Industrial polymers	725	1,963	1,450	4,244

	8,701	10,633	17,401	20,460
Discovery Tools	4,062	4,087	9,663	7,773
Proprietary Materials and Technology Licensing	1,222	650	1,433	1,150

Total	$13,985	$15,370	$28,497	$29,383

Industry Collaboration Revenue

     The decrease in Chemicals revenue for the three months ended June 30, 2002 resulted primarily from the conclusions of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts. The increase in Electronic materials revenue resulted from the addition of an undisclosed collaborative partner. The decrease in Life sciences revenue was due mainly to the conclusion of the research phase of the ABI collaboration partially offset by the expansion of the Merck collaboration and the addition of the Lilly collaboration. The decrease in Industrial polymers revenue for the three months ended June 30, 2002 resulted primarily from the expiration of the BASF and ICI collaborations.

     The decrease in Chemicals revenue for the six months ended June 30, 2002 resulted primarily from the conclusions of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts. The increase in Electronic materials revenue resulted from the addition of an undisclosed collaborative partner. The increase in Life sciences revenue was due mainly to the expansion of the Merck collaboration and the addition of the Lilly collaboration, partially offset by the conclusion of the research phase of the ABI collaboration. The decrease in Industrial polymers revenue for the six months ended June 30, 2002 resulted primarily from the expiration of the BASF and ICI collaborations.

Discovery Tools Revenue

     The Discovery Tools revenue was attributable to the shipment of a Discovery Tools Solubility System to Lilly and payments received from The Dow Chemical Company and ExxonMobil Chemical during the three months ended June 30, 2002.

     The increase in Discovery Tools revenue for the six months ended June 30, 2002 was attributable to the shipment of Discovery Tools Solubility Systems to Merck and to Lilly and payments received from Sumitomo Chemical, The Dow Chemical Company and ExxonMobil Chemical.

Proprietary Materials and Technology Licensing Revenue

     The increase in Proprietary Materials and Technology Licensing revenue for the three and six month periods ended June 30, 2002 was due to the licensing of intellectual property to General Electric and an undisclosed licensee, partially offset by the expiration of the ABI contract at December 31, 2001 which had provided for advance royalty payments during the contract term.

Cost of Products Sold

     Cost of products sold was $794,000, or 6% of total revenue for the three months ended June 30, 2002 compared to $1.8 million, or 12% of total revenue for the same period in 2001. The decrease in the cost of products sold was due to the change in the product mix shipped in the respective quarters. For the six months ended June 30, 2002, the cost of products sold was $1.4 million, down from $4.1 million for the same period in 2001. In the June 30, 2001 quarter, we delivered a Discovery Tools Polyolefins System to ExxonMobil Chemical Company, which had a significantly higher cost of manufacture than the three Discovery Tools Solubility Systems delivered to Merck and Lilly in the six months ended June 30, 2002.

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

     Research and development expenses for the three months ended June 30, 2002 were $9.6 million, a decrease of 4% from the same period in 2001. For the six months ended June 30, 2002, research and development expenses decreased 2% to $19.9 million from $20.3 million for the same period in 2001. These decreases were due primarily to a reduction in payments to third parties to undertake research on our behalf and a reduction in the use of outside consultants.

     Research and development expenses represented 69% and 70% of total revenue in the three and six month periods ended June 30, 2002, respectively, and 65% and 69% of total revenue for the same periods in 2001, respectively. Our core businesses are research to discover new materials and the sale of instruments and related software licenses. Accordingly, we have entered into a number of research and development collaborations to perform research for customers in exclusive fields. The major collaborative arrangements all have similar contractual terms. Under the collaborative arrangements, we are responsible for performing research at levels of either full time equivalent staffing or number of experiments as defined in the agreements. The collaborative partner is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. We typically receive research and development funding at specified amounts per full time equivalent employee working on the project or on a per experiment fee basis and are entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones by us or our collaborative partners. The agreements also contain procedures by which we and our customers will determine royalty rates for the sale or license of products under the agreements.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the six months ended June 30, 2002, for whom we conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between Symyx and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of collaborative efforts

ExxonMobil	12/30/2003	Production of petrochemicals
The Dow Chemical Company	6/30/2004	Polyolefins
Undisclosed partner	4/15/2003	Specialty chemical

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 64% of research and development efforts in the second quarter of 2002 were undertaken for collaborative projects funded by our partners, and approximately 36% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended June 30, 2002 were $3.2 million, an increase of 8% from $3.0 million for the same period in 2001. For the six months ended June 30, 2002, sales, general and administrative expenses increased 14% to $6.7 million from $5.9 million for the same period in 2001. These increases were due primarily to the payment of sales commissions on Discovery Tools sales in Japan in the first quarter of 2002 and increased business development costs in the first and second quarters of 2002.

     Sales, general and administrative expenses represented 23% of total revenue for both the three and six month periods ended June 30, 2002, compared with 20% of total revenue for each of the three and six month periods ended June 30, 2001, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	support existing and expanded laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance, and increasing professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was approximately $871,000 and $1.9 million for the three and six month periods ended June 30, 2002, respectively, down from $1.6 million and $3.4 million for the same periods in 2001. These decreases were due to the impact of lower average interest rates in the three and six month periods ended June 30, 2002 respectively. We anticipate that our interest income in 2002 will be significantly lower than 2001, due to our higher yielding securities being progressively replaced, on either maturity or sale, with securities yielding substantially lower interest rates in 2002. There was no interest expense for the three month period ended June 30, 2002. Interest expense decreased to $9,000 for the six month period ended June 30, 2002 from $313,000 for the same period in 2001. This decrease was due to the repayment of all amounts owing under our equipment and facility loans effective December 31, 2001.

Provision for Income Taxes

     We recorded an income tax expense of $516,000 and $1.1 million for the three and six month periods ended June 30, 2002, respectively and $259,000 and $294,000 for the same periods in 2001, respectively. Our effective income tax rates for the six month periods ended June 30, 2002 and 2001, were 46% and 13% respectively. The increase in our effective tax rate in 2002 is due to the fact that we had largely utilized our net operating loss carryforwards as of December 31, 2001. We do not have a sufficient history of profitability to fully benefit all our deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes is substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be more certain than not of receiving the benefit of these future income tax deductions. We review the need for a valuation allowance each quarter.

Liquidity and Capital Resources

     We had positive cash flows from operations, investing and financing activities for the six months ended June 30, 2002. Cash and cash equivalents and available-for-sale securities were $117.8 million as of June 30, 2002, an increase of $4.5 million from December 31, 2001.

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

     Our operating activities provided $7.2 million and $10.1 million of cash during the six months ended June 30, 2002 and 2001, respectively. The sources of cash for these periods were primarily the receipt of research and development funding from collaborative partners, revenue from product sales, revenue from license fees and royalties and interest income, partially offset by operating expenses.

     Net cash provided by investing activities was $35.9 million during the six months ended June 30, 2002 and $10.8 million for the same period in 2001. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and purchases of property and equipment. Purchases of property and equipment were $2.7 million for the six months ended June 30, 2002 and $7.0 million in the same period in 2001. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $1.4 million during the six months ended June 30, 2002 and provided $583,000 in the same period in 2001. These amounts are primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in both 2002 and 2001, offset by partial repayments of equipment and leasehold improvement loan financings in 2001. The fluctuations from period to period are due primarily to the fact that during the fourth quarter of 2001 we repaid all remaining amounts outstanding under loan financings.

     Current liabilities increased by approximately $5.2 million at June 30, 2002 as compared to December 31, 2001. This increase was due primarily to an increase in deferred revenue, income taxes payable and accrued compensation and employee benefits. Deferred revenue increased by approximately $3.9 million at June 30, 2002 as compared to December 31, 2001. This increase was due primarily to the timing of the receipt of advance payments under collaborative research programs and advance deposits for Discovery Tools systems.

     As of June 30, 2002, we had committed funding of approximately $41.7 million for the purchase by customers of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners, excluding milestone payments which are contingent upon the success of the research.

     As of June 30, 2002, our principal commitments were $16.2 million. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next nine years.

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

Factors Affecting Future Results

     Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. These are not the only risks and uncertainties facing Symyx. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We may not be able to achieve continued or sustained profitability

     Our ability to continue profitability is dependent on our ability to extend current collaborations and add new ones, to secure new Discovery Tools customers, to add additional licensees of our intellectual property and to make discoveries that our partners choose to commercialize. We rely on our existing partners and potential new customers to provide a market for our businesses and our materials. To date, our partners have successfully commercialized only one of our discovered materials. In addition, we have only sold and installed approximately ten Discovery Tools and have only recently initiated our intellectual property licensing business. Our ability to achieve our objectives and maintain a profitable business will depend in large part on acceptance by customers of the products and services offered by our businesses, including materials we discover. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. In addition, current negative economic conditions affecting our current and prospective collaboration partners and other potential customers have caused many of these customers to reduce or curtail both internal and external research and development activities. Sustained reductions in research and development activities of our current and potential customers would harm our business and adversely affect our ability to maintain profitability.

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

We are dependent upon acceptance of our technology and approach by customers, and if we cannot achieve market acceptance from potential customers, we will be unable to develop a sustainable or profitable business

     Our ability to succeed is also dependent upon the acceptance by potential customers of our high throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. If we cannot convince other companies of the effectiveness of our automated discovery methods, we may be unable to keep our existing customers or attract additional customers on acceptable terms or develop a sustainable, profitable business.

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

     Because we expect future revenue growth from the sale of Discovery Tools, our revenues may decline or not grow as anticipated if we are unable to continue to build the infrastructure to support this business or if the sales or build cycles for Discovery Tools systems lengthens unexpectedly.

We are exposed to risks associated with export sales and operations which may limit our ability to generate revenue from our products and intellectual property

     We intend to continue to expand our international presence in order to increase our export sales. Export sales to international customers entail a number of risks, including:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology, and tariffs, quotas and other trade barriers and restrictions;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	potentially adverse taxes;

•	obtaining and enforcing intellectual property rights under a variety of foreign laws;

•	currency exchange fluctuations;

•	the burdens of complying with a variety of foreign laws; and

•	other factors beyond our control.

     We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Although we have not to date experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure investors that such factors will not adversely affect our operations in the future or require us to modify our current business practices. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture our Discovery Tools if shipments from these suppliers are delayed or interrupted

     Key parts of our Discovery Tools systems are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, we may not be able to get equipment or components for Discovery Tools systems or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

     Even if alternative sources of supply are available, it could be time consuming and expensive for us to qualify new vendors and integrate their components into our Discovery Tools systems. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products to our customers.

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

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	developments or disputes concerning patent or other proprietary rights;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of license fees we receive from third parties who license our intellectual property;

•	the size and timing of royalties we receive from third parties who license our manual instruments and software for resale;

•	the size and timing of late stage licensing agreements we may enter into; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

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

We are exposed to general global economic and market conditions

     Our business is subject to the effects of general economic conditions in the United States, Europe and globally, and, in particular, market conditions in the life science and chemical industries. In recent quarters, our ability to conclude Tool Sale Agreements and Research and Development Collaborative arrangements have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material adverse impacts on our business, operating results, and financial condition.

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

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenues and harm our business

     The field of combinatorial materials science is increasingly competitive. We are aware of companies that may apply their expertise in combinatorial chemistry to materials research and development. We are also aware of some companies that have internal combinatorial programs. In addition, there are companies focusing on aspects of combinatorial chemistry for the discovery of materials, including Avantium in The Netherlands, hte in Germany and Torial Technologies LLC in the U.S. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

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

Our inability to adequately protect our proprietary technology could have a material adverse effect on our business

     The success of our business depends on our ability to protect our intellectual property portfolio and obtain patents in the U.S. and other countries without infringing the proprietary rights of others. If we do not effectively protect our intellectual property, our business and operating results could be harmed.

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

     We believe we have taken reasonable measures to assess the validity of our intellectual property rights. However, we may become involved in intellectual property disputes or receive communications from others asserting that our business or technologies infringe their intellectual property rights. To settle these disputes, we may need to obtain licenses to patents or other proprietary rights held by others. However, these licenses might not be available on acceptable terms, and if available at all, might require us to pay substantial royalties. In that event, we could encounter delays in system, process or product introductions while we attempt to design around the patents. Our redesigned systems, processes or products may be inferior to our original designs or we may be unable to continue system, process or product development in the particular field. In either case, our competitive position, business, revenues and operating results would likely suffer.

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

Some of our programs depend on government grants, which may be withdrawn. The government has license rights to technology developed with its funds

     We have received and expect to continue to receive funds indirectly through certain of our business partners under various U.S. government research and technology development programs. The government may reduce funding in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. Additionally, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. There can be no assurance that we will receive the entire funding under our existing or future grants and this may harm our business and operating results.

     Our grants may provide the U.S. government a non-exclusive, non-transferable, paid-up license to practice for or on behalf of the U.S. government inventions made with federal funds. If the government exercises these rights, the U.S. government could use these inventions and our potential market could be reduced and our revenues and operating results may suffer.

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

Our stock price has been and may continue to be volatile

     The market price of our common stock since our initial public offering has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

•	the announcement of new products or services by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	changes in our revenue growth rates; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

     The Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

     In April 2002, Symyx Technologies sent a letter to Hazard Evaluation Laboratories, Inc. and Hazard Evaluation Laboratory Limited (collectively “HEL”) demanding that HEL remove certain HEL products from the U.S. market and that their customers discontinue use of such products. In response, HEL filed an action on May 17, 2002, seeking a declaratory judgment that certain HEL products do not infringe Symyx’ U.S. Patent No. 6,306,658, and that the ‘658 patent is invalid and unenforceable on grounds of patent misuse. Symyx has not yet answered HEL’s complaint, but instead filed a motion to dismiss HEL’s claim that the ‘658 patent is unenforceable on grounds of patent misuse. Symyx’ motion to dismiss is based on HEL’s failure to plead patent misuse with the requisite particularity and therefore that HEL has failed to state a claim upon which relief can be granted. HEL has responded by withdrawing that portion of its complaint. Symyx intends to vigorously defend and litigate this lawsuit. Management does not expect that the ultimate costs to resolve this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Symyx was held on May 30, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

a) Our stockholders elected the following persons as Class III directors of Symyx, with votes for and votes withheld listed below for each nominee:

Nominee	Votes For	Votes Withheld

Kenneth J. Nussbacher	25,844,810	121,570
Mario Rosati	20,407,392	5,558,988
Peter G. Schultz, Ph.D.	25,862,245	104,135

     Thomas R. Baruch, Samuel D. Colella and Martin S. Gerstel continued their terms as our Class I directors, and Steven D. Goldby continued his term as our Class II director. Francois A. L’Eplattenier resigned as a Class II director effective May 30, 2002.

b) Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors of Symyx Technologies, Inc., for the fiscal year ending December 31, 2002. There were 25,664,488 votes in favor of, and 289,981 votes cast against, the proposal. There were 11,911 abstentions.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Forms 8-K.

        The Company did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC. (Registrant)

Date: August 9, 2002

/s/ Steven D. Goldby Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2002

/s/ Jeryl L. Hilleman Jeryl L. Hilleman Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002