Form 10-Q
period 2002-09-30
SYMYX TECHNOLOGIES INC
filed 2002-11-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes [X]  No [   ]

As of October 29, 2002, Registrant had outstanding 30,863,184 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues:
Service revenues	$8,579	$10,391	$26,670	$30,851
Product sales	3,974	4,820	12,906	12,024
Royalties and license fees	1,888	645	3,362	2,364

Total revenues	14,441	15,856	42,938	45,239
Operating expenses:
Cost of products sold	1,209	1,609	2,648	5,724
Research and development	9,617	9,752	29,478	30,055
Sales, general and administrative	3,422	3,306	10,115	9,183

Total operating expenses	14,248	14,667	42,241	44,962

Income (loss) from operations	193	1,189	697	277
Interest income (expense), net	705	1,468	2,595	4,561

Income before income tax expense	898	2,657	3,292	4,838
Income tax expense	54	457	1,155	751

Net income	$844	$2,200	$2,137	$4,087

Basic net income per share	$0.03	$0.07	$0.07	$0.14

Diluted net income per share	$0.03	$0.07	$0.07	$0.13

Shares used in computing basic net income per share	30,766	30,088	30,583	29,789

Shares used in computing diluted net income per share	31,441	31,314	31,684	31,162

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$77,015	$15,621
Available-for-sale securities	41,714	97,705
Accounts receivable	3,827	454
Inventories	3,310	2,192
Prepaid expenses	1,089	955
Interest receivable and other current assets	651	1,571

Total current assets	127,606	118,498
Property and equipment, net	25,397	28,532
Deferred tax assets	2,046	2,046
Other assets	1,985	1,994

Total assets	$157,034	$151,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,907	$3,934
Accrued compensation and employee benefits	1,324	1,118
Income taxes payable	3,454	3,068
Deferred rent	975	842
Deferred revenue	8,749	6,637
Warranty expense accrual	995	974

Total current liabilities	19,404	16,573

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 30,856,243 and 30,613,967 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	31	31
Additional paid-in capital	149,599	148,366
Stockholder notes receivable	(410)	(410)
Deferred stock compensation	(133)	(335)
Accumulated other comprehensive income	77	516
Accumulated deficit	(11,534)	(13,671)

Total stockholders’ equity	137,630	134,497

Total liabilities and stockholders’ equity	$157,034	$151,070

See accompanying notes to condensed consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Operating activities
Net income	$2,137	$4,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,113	6,945
Deferred compensation amortization	128	343
Changes in assets and liabilities:
Accounts receivable	(3,373)	629
Inventories	(1,118)	1,064
Prepaid expenses	(134)	138
Interest receivable and other current assets	920	483
Other long-term assets	(309)	3
Accounts payable and other accrued liabilities	(27)	1,735
Accrued compensation and employee benefits	206	7
Income taxes payable	386	458
Deferred rent	133	190
Deferred revenue	2,112	(5,490)
Warranty expense accrual	21	456

Net cash provided by operating activities	9,195	11,048
Investing activities
Purchase of property and equipment, net	(3,392)	(8,686)
Purchase of available-for-sale securities	(16,542)	(50,381)
Proceeds from maturities of available-for-sale securities	70,695	64,014
Proceeds from sale of available-for-sale securities	—	14,756

Net cash provided by investing activities	50,761	19,703
Financing activities
Proceeds from issuance of common stock, net of repurchases	1,441	2,752
Principal payments on equipment and facility loans	—	(3,065)

Net cash provided by (used in) financing activities	1,441	(313)
Effect of foreign exchange rate changes in cash and cash equivalents	(3)	(20)

Net increase in cash and cash equivalents	61,394	30,418
Cash and cash equivalents at beginning of period	15,621	10,624

Cash and cash equivalents at end of period	$77,015	$41,042

Supplemental disclosure of cash flow information
Interest paid	$—	$416

Income taxes paid	$772	$297

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-speed combinatorial technologies to the discovery of materials for chemical, life science and electronics applications. We provide research services to our partners through our Industry Collaborations business, seek to license discovered materials through our Propriety Materials programs, offer access to select instruments and software through our Discovery Tools® business, and license certain of our patented apparatus and research methodologies through our Intellectual Property Licensing business.

     Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’ headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. The Symyx Web site is www.symyx.com.

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

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

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Revenue reported in previous quarters as product and license revenue is now reported separately as revenue from product sales and revenue from royalties and license fees.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition

     Service Revenues

     The Company recognizes service revenues from research collaboration agreements and government grants as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with these contracts and grants are reported as research and development expense.

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

     Royalty and License

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

     Royalty revenues are recorded based on reported sales by third party licensees of products containing the Company’s software and intellectual property.

     Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Concentration of Revenue

     The following customers contributed more than 10% of the Company’s total revenue for the nine month periods ended September 30, 2002 or September 30, 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Bayer	$300	$1,884	$300	$5,651
ExxonMobil Chemical Company	3,363	748	9,024	5,679
Sumitomo Chemical Co., Ltd.	—	3,819	2,815	4,541
The Dow Chemical Company	3,293	1,966	7,260	6,268

Total	$6,956	$8,417	$19,399	$22,139

     The revenue from the above customers has been included in the following reportable segments for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Industry Collaborations	$3,394	$3,828	$9,793	$12,213
Discovery Tools	3,255	4,514	9,299	9,451
Proprietary Materials and Intellectual Property Licensing	307	75	307	475

Total	$6,956	$8,417	$19,399	$22,139

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three and nine months periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Weighted average outstanding shares	30,848	30,482	30,765	30,361
Shares subject to a right of repurchase	(82)	(394)	(182)	(572)

Weighted average outstanding shares — used for basic	30,766	30,088	30,583	29,789
Dilutive effect of employee stock options, using the treasury stock method	593	832	919	801
Shares subject to a right of repurchase	82	394	182	572

Weighted average outstanding shares and dilutive potential shares — used for diluted	31,441	31,314	31,684	31,162

3. Deferred Compensation

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Research and development	$19	$58	$94	$262
Sales, general and administrative	11	15	34	81

Total	$30	$73	$128	$343

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The components of comprehensive income, net of tax, for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income	$844	$2,200	$2,137	$4,087
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(120)	305	(436)	720
Foreign currency translation adjustment	(5)	(20)	(3)	(20)

Other comprehensive income (loss)	(125)	285	(439)	700

Comprehensive income	$719	$2,485	$1,698	$4,787

     The components of accumulated other comprehensive income, net of tax, at September 30, 2002 and December 31, 2001 are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Unrealized gains on available-for-sale securities	$91	$504
Foreign currency translation adjustment	(14)	12

Accumulated other comprehensive income	$77	$516

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Industry Collaborations:
Chemicals	$4,519	$6,299	$14,574	$19,303
Electronic Materials	1,687	646	4,723	2,125
Life Sciences	900	2,184	3,760	5,117
Industrial Polymers	725	1,262	2,175	4,306

	7,831	10,391	25,232	30,851
Discovery Tools	4,722	4,820	14,344	12,024
Proprietary Materials and Intellectual Property Licensing	1,888	645	3,362	2,364

Total	$14,441	$15,856	$42,938	$45,239

Geographic Area Data

     All revenue is generated in the United States for all periods presented. Revenues are attributed to the following geographic locations based on the physical location of Symyx’ customers.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
United States	$13,053	$9,127	$36,481	$29,972
Japan	903	3,881	5,520	4,729
Mexico	15	156	112	2,126
Europe	470	2,692	825	8,412

Total	$14,441	$15,856	$42,938	$45,239

     All significant long-lived assets were geographically located in the United States for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this filing as “Factors Affecting Future Results” and “Other Risk Factors”.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.

Overview

     To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, license of proprietary materials, sale of instruments, licensing of intellectual property and software, and government grants. Approximately 25 leading chemical, life science and electronics companies are among our base of worldwide partners, customers and licensees. We expect that our cash flows and revenue for 2002 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product revenue from our Discovery Tools business and license fees from our Intellectual Property Licensing business.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery for proprietary materials. These materials include:

•	polymers and phosphors for life science and industrial applications;

•	catalysts to manufacture commodity chemicals and polyolefins; and

•	new materials for electronics applications.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     As of September 30, 2002, our accumulated deficit was approximately $11.5 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

Critical Accounting Policies

     Symyx’ financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves and accounting for income taxes. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Source of Revenues and Revenue Recognition Policy

     Service revenue consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product revenue consists of payments from customers for Discovery Tools systems and consumables. Royalties and license fees include fees for licensing of our intellectual property, proprietary materials and software and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

     We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements and grants. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled. As of September 30, 2002, we had deferred revenues of approximately $8.7 million, compared to $6.6 million at December 31, 2001. The terms of our collaboration agreements generally require us to perform minimum levels of research.

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

     We recognize royalty revenues based on reported sales by third party licensees of products containing our materials, software and intellectual property.

     Our sources of potential revenue for the next several years are likely to be:

•	payments under existing and possible future collaborative arrangements;

•	royalties from our partners based on revenues received from any products commercialized under those agreements;

•	sales of Discovery Tools, other instruments and associated services;

•	licensing of software and intellectual property; and

•	government research grants.

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

Accounting for Income Taxes

     Income taxes have been provided using the liability method in accordance with FASB Statement 109, “Accounting for Income Taxes”. Our effective tax rate for the nine months ended September 30, 2002 is based on our projection of the effective tax rate for the full fiscal year. We review this projection quarterly, including the estimated future tax consequences of events that have been recognized in our financial statements or tax returns, and any change in the projected effective tax rate is reflected, on a cumulative basis, in the current quarter’s income tax expense. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations. In accordance with FASB Statement 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Establishing this valuation allowance involves significant judgment.

Employee Stock Options

     We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price.

Results of Operations

Revenues

     Our total revenue for the three months ended September 30, 2002 was $14.4 million, a decrease of 9% from the same period in 2001. For the first nine months of fiscal 2002, total revenue was $42.9 million, a decrease of 5% from the same period in 2001. These decreases were due mainly to a decrease in service revenues generated by our various businesses. Service revenues were $8.6 million and $26.7 million for the three and nine month periods ended September 30, 2002, respectively, down from $10.4 million and $30.9 million for the same periods in 2001, respectively. Service revenue decreased primarily due to the conclusion of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts combined with the adverse overall market conditions and reduced research and development budgets of our potential and existing customers, making it more difficult to renew and expand existing and new collaborative arrangements. Product revenue for the three months ended September 30, 2002 included revenue from the sale of a Discovery Tools Parallel Pressure Reactor System to The Dow Chemical Company, sale of a Polymer Synthesis tool to North Dakota State University, sale of a Solubility System to Amgen and payments from The Dow Chemical Company and ExxonMobil Chemical Company. Product revenue for the nine months ended September 30, 2002 included revenue from the sale of Discovery Tools Solubility Systems to Merck, Amgen and Lilly and payments from Sumitomo Chemical, The Dow Chemical Company and ExxonMobil Chemical Company. Royalties and license fee revenue for the three month period ended September 30, 2002 included a fully paid up license fee from Argonaut Technologies, Inc., a license fee from Bayer and royalty payments and license fees from third parties commercializing products and laboratory instruments licensed under our intellectual property. Royalties and license fee revenue for the nine month period ended September 30, 2002 included a fully paid up license fee from Argonaut Technologies, Inc., an initial intellectual property license payment from General Electric, a license fee from Bayer and a license fee from an undisclosed licensee, together with royalty payments and license fees from third parties commercializing products and laboratory instruments licensed under our intellectual property.

     Bayer, ExxonMobil, Sumitomo Chemical and The Dow Chemical Company accounted for 2%, 23%, 0% and 23% of total revenue for the three months ended September 30, 2002, and 12%, 5%, 24% and 12% of revenue for the same period in 2001. Bayer, ExxonMobil, Sumitomo Chemical and The Dow Chemical Company accounted for 1%, 21%, 7% and 17% of total revenue for the nine months ended September 30, 2002, and 12%, 13%, 10% and 14% of revenue for the same period in 2001.

     We segregate revenue by Industry Collaborations, Discovery Tools and Proprietary Materials and Technology Licensing. Industry Collaboration revenue is further segregated into four categories for purposes of internal management reporting: Chemicals, Electronic Materials, Life Sciences and Industrial Polymers.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Industry Collaborations:
Chemicals	$4,519	$6,299	$14,574	$19,303
Electronic Materials	1,687	646	4,723	2,125
Life Sciences	900	2,184	3,760	5,117
Industrial Polymers	725	1,262	2,175	4,306

	7,831	10,391	25,232	30,851
Discovery Tools	4,722	4,820	14,344	12,024
Proprietary Materials and Intellectual Property Licensing	1,888	645	3,362	2,364

Total	$14,441	$15,856	$42,938	$45,239

Industry Collaboration Revenue

     The decrease in Chemicals revenue for the three months ended September 30, 2002 resulted primarily from the conclusions of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts combined with the adverse overall market conditions and reduced research and development budgets of our potential and existing customers, making it more difficult to renew and expand existing arrangements and execute new collaborative arrangements. The increase in Electronic Materials revenue resulted from the addition in November 2001 of an undisclosed collaborative partner. The decrease in Life Sciences revenue was due mainly to the conclusion of the research phase of the ABI collaboration partially offset by the expansion of the Merck collaboration and the addition of the Lilly collaboration. The decrease in Industrial Polymers revenue for the three months ended September 30, 2002 resulted primarily from the expiration of the ICI collaboration.

     The decrease in Chemicals revenue for the nine months ended September 30, 2002 resulted primarily from the conclusions of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts combined with the adverse overall market conditions and reduced research and development budgets of our potential and existing customers, making it more difficult to renew and expand existing arrangements and execute new collaborative arrangements. The increase in Electronic Materials revenue resulted from the addition of an undisclosed collaborative partner in November 2001. The decrease in Life Sciences revenue for the nine months ended September 30, 2002 was due mainly to the conclusion of the research phase of the ABI collaboration, partially offset by a number of smaller collaborations with pharmaceutical companies. The decrease in Industrial Polymers revenue for the nine months ended September 30, 2002 resulted primarily from the expiration of the BASF and ICI collaborations.

Discovery Tools Revenue

     The Discovery Tools product revenue for the three months ended September 30, 2002 was attributable mainly to the shipment of a Discovery Tools Parallel Pressure Reactor System to The Dow Chemical Company, sale of a Polymer Synthesis tool to North Dakota State University, sale of a Solubility System to Amgen and payments from The Dow Chemical Company and ExxonMobil Chemical Company. The Discovery Tools service revenue was due mainly to a tool development project undertaken for an existing collaborative partner.

     The increase in Discovery Tools revenue for the nine months ended September 30, 2002, as compared to the first nine months of 2001, was attributable to increased product sales to our increasing Discovery Tools customer base as well as service revenue received for a tool development project undertaken for an existing collaborative partner. We have shipped a greater number of Discovery Tools systems in the first nine months of 2002, due mainly to the introduction of our Solubility System product to the pharmaceutical industry.

Proprietary Materials and Technology Licensing Revenue

     The increase in Proprietary Materials and Technology Licensing revenue for the three and nine month periods ended September 30, 2002 was due to the licensing of intellectual property to General Electric, Bayer and an undisclosed licensee, together with a fully paid up license fee received from Argonaut Technologies, Inc. Proprietary Materials and Technology Licensing revenue for the comparative three and nine month periods ended September 30, 2001 included advance royalty payments received under the ABI contract which expired on December 31, 2001.

Cost of Products Sold

     Cost of products sold was $1.2 million, or 8% of total revenue for the three months ended September 30, 2002 compared to $1.6 million, or 10% of total revenue for the same period in 2001. The decrease in the cost of products sold was due to the change in the product mix shipped in the respective quarters. For the nine months ended September 30, 2002, the cost of products sold was $2.6 million, down from $5.7 million for the same period in 2001, again due to the change in the product mix shipped in the respective periods.

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

     Research and development expenses for the three months ended September 30, 2002 were $9.6 million, a decrease of 1% from the same period in 2001. For the nine months ended September 30, 2002, research and development expenses decreased 2% to $29.5 million from $30.1 million for the same period in 2001. These decreases were due primarily to a reduction in payments to third parties to undertake research on our behalf and a reduction in the use of consultants, collaborative and other outside research services.

     Research and development expenses represented 67% and 69% of total revenue in the three and nine month periods ended September 30, 2002, respectively, and 62% and 66% of total revenue for the same periods in 2001, respectively. Our core businesses are research to discover new materials and the sale of instruments and related software licenses. Accordingly, we have entered into a number of research and development collaborations to perform research for customers in exclusive fields. The major collaborative arrangements all have similar contractual terms. Under the collaborative arrangements, we are responsible for performing research at levels of either full time equivalent staffing or number of experiments as defined in the agreements. The collaborative partner is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. We typically receive research and development funding at specified amounts per full time equivalent employee working on the project or on a per experiment fee basis and are entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones by us or our collaborative partners. Certain collaborations with pharmaceutical companies may be undertaken with the goal of generating subsequent Discovery Tools revenue rather than royalty income. The agreements also contain procedures by which we and our customers will determine royalty rates for the sale or license of products under the agreements.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the nine months ended September 30, 2002, for whom we conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between Symyx and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of collaborative efforts

ExxonMobil	12/30/2003	Production of petrochemicals
The Dow Chemical Company	6/30/2004	Polyolefins

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 68% of research and development efforts in the first nine months of 2002 were undertaken for collaborative projects funded by our partners, and approximately 16% of research efforts were on our own internally funded materials research and 16% of research and development efforts related to development costs for our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended September 30, 2002 were $3.4 million, an increase of 4% from $3.3 million for the same period in 2001. For the nine months ended September 30, 2002, sales, general and administrative expenses increased 10% to $10.1 million from $9.2 million for the same period in 2001. These increases were due primarily to the payment of sales commissions on Discovery Tools sales in Japan in the first quarter of 2002 and increased business development staff and their associated costs.

     Sales, general and administrative expenses represented 24% of total revenue for both the three and nine month periods ended September 30, 2002, compared with 21% and 20% of total revenue for the three and nine month periods ended September 30, 2001, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	support existing and expanded laboratory and engineering facilities; and

•	incur escalating insurance and other administrative costs related to being a public company.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was approximately $705,000 and $2.6 million for the three and nine month periods ended September 30, 2002, respectively, down from $1.5 million and $4.6 million for the same periods in 2001. These decreases were due to the impact of lower average interest rates in the three and nine month periods ended September 30, 2002 respectively. There was no interest expense for the three month period ended September 30, 2002. Interest expense decreased to $9,000 for the nine month period ended September 30, 2002 from $416,000 for the same period in 2001. This decrease was due to the repayment of all amounts owing under our equipment and facility loans effective December 31, 2001.

Provision for Income Taxes

     We recorded an income tax expense of $54,000 and $1.2 million for the three and nine month periods ended September 30, 2002, respectively and $457,000 and $751,000 for the same periods in 2001, respectively. Our effective income tax rates for the nine month periods ended September 30, 2002 and 2001, were 35% and 15% respectively. The increase in our effective tax rate in 2002 is due to the fact that we had largely utilized our net operating loss carryforwards as of December 31, 2001. We do not have a sufficient history of profitability to fully benefit all our deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes is substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We review the need for a valuation allowance on a quarterly basis.

Liquidity and Capital Resources

     We had positive cash flows from operations, investing and financing activities for the nine months ended September 30, 2002. Cash and cash equivalents and available-for-sale securities were $118.7 million as of September 30, 2002, an increase of $5.4 million from December 31, 2001.

     In prior years, we had financed our operations primarily through research and development funding from collaborative partners, net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock totaling $52.2 million, and to a lesser extent, equipment financing loans. During 2001, we completely paid off the remaining $6.7 million of debt that was incurred to fund capital expenditures in the early years of operation. As of September 30, 2002, Symyx had no long-term liabilities.

     Our operating activities provided $9.2 million and $11.0 million of cash during the nine months ended September 30, 2002 and 2001, respectively. The sources of cash for these periods were primarily the receipt of research and development funding from collaborative partners, revenue from product sales, revenue from royalties and license fees and interest income, partially offset by operating expenses.

     Net cash provided by investing activities was $50.8 million during the nine months ended September 30, 2002 and $19.7 million for the same period in 2001. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities and purchases of property and equipment. Purchases of property and equipment were $3.4 million for the nine months ended September 30, 2002 and $8.7 million in the same period in 2001. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $1.4 million during the nine months ended September 30, 2002 and used $313,000 in the same period in 2001. These amounts are primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in both 2002 and 2001, offset by partial repayments of equipment and leasehold improvement loan financings in 2001. The fluctuations from period to period are due primarily to the fact that during the fourth quarter of 2001 we repaid all remaining amounts outstanding under loan financings.

     Current liabilities increased by approximately $2.8 million at September 30, 2002 as compared to December 31, 2001. This increase was due primarily to an increase in deferred revenue, income taxes payable and accrued compensation and employee benefits. Deferred revenue increased by approximately $2.1 million at September 30, 2002 as compared to December 31, 2001. This increase was due primarily to the timing of the receipt of advance payments under collaborative research programs and advance deposits for Discovery Tools systems.

     As of September 30, 2002, we had committed funding of approximately $35.3 million for the purchase by customers of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners, excluding milestone payments which are contingent upon the success of the research.

     As of September 30, 2002, our principal commitments were $15.7 million. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next eight years.

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

We may not be able to achieve continued or sustained profitability

     Our ability to continue profitability is dependent on our ability to extend current collaborations and add new ones, to secure new Discovery Tools customers, to add additional licensees of our intellectual property and to make discoveries that our partners choose to commercialize. We rely on our existing partners and potential new customers to provide a market for our businesses and our materials. To date, our partners have successfully commercialized only one of our discovered materials. In addition, we have only sold and installed a limited number of Discovery Tools and have only recently initiated our intellectual property licensing business. Our ability to achieve our objectives and maintain a profitable business will depend in large part on acceptance by customers of the products and services offered by our businesses, including materials we discover. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. In addition, current negative economic conditions affecting our current and prospective collaboration partners and other potential customers have caused many of these customers to reduce or curtail both internal and external research and development activities. Sustained reductions in research and development activities of our current and potential customers would harm our business and adversely affect our ability to maintain profitability.

We are dependent on the development activities of companies in the chemical, life sciences and electronics industries, and declines or reductions in research and development activities in these industries could harm our business

     The market for our discovery services and instrumentation within the chemical, life sciences and electronics industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our research collaborations. Our future revenues are dependent on funding of our research collaborations, licensing of intellectual property and proprietary materials and sales of Discovery Tools.

     In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help life science, chemical and electronics companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that life science, chemical and electronics companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property licenses as well as fewer sales of our Discovery Tools systems and related licenses and products, any of which could reduce our revenues and harm our business and operating results.

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

We conduct proprietary research programs, and any conflicts with our collaborators or any inability to commercialize development candidates resulting from this research would harm our business

     Our strategy involves conducting proprietary research programs. We believe that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through our proprietary programs and through programs funded by a collaborator. However, conflicts between us and a collaborator could potentially arise, particularly if we were to discover a material in one of our proprietary programs that was a potential target of one of our collaborative programs. In this event, we may become involved in a dispute with our collaborator regarding the material. Disputes of this nature could harm the relationship between us and our collaborator, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships. If circumstances surrounding our proprietary research programs were to affect our existing collaborative relationships or our ability to enter into new relationships, our revenues and operating results would decline.

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

We are dependent on our collaborations with major companies, and the failure of our collaborative partners to successfully commercialize products would reduce our revenues and harm our business

     To date, the majority of our revenues have come from collaborative arrangements with chemical, life science, and electronics companies. These contracts generally expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative arrangements, our business and operating results may be harmed.

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

•	customers’ budgetary constraints and internal acceptance review procedures;

•	complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

•	the fact that there may be only a limited number of customers that are willing to purchase our larger systems;

•	a long sales cycle that involves substantial human and capital resources; and

•	potential downturns in general or in industry specific economic conditions.

     Because we expect future revenue growth from the sale of Discovery Tools, our revenues may decline or not grow as anticipated if we are unable to continue to build the infrastructure to support this business or if the sales or build cycles for Discovery Tools systems lengthens unexpectedly.

We are exposed to risks associated with export sales and operations that may limit our ability to generate revenue from our products and intellectual property

     We intend to continue to expand our international presence in order to increase our export sales. Export sales to international customers entail a number of risks, including:

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

We commercialize certain laboratory instruments and sell licenses to our software through third party arrangements, and if these third parties do not perform effectively, our ability to generate revenue from the sale of these products will be harmed

     We commercialize certain laboratory instruments through our relationships with Kurt J. Lesker Company, Polymer Laboratories, Zeton Inc. and Zinsser Analytic GmbH. The commercial success of these instruments and software licenses will depend in large part on their features and price as compared to competing products and on their ability to achieve market acceptance. In addition, our ability to realize significant commercial sales of these instruments and software licenses will also depend on the efforts of these third parties in promoting, marketing and selling these instruments. These third parties’ efforts in this regard will be outside of our control. Accordingly, to the extent that they fail to effectively promote, market and sell our laboratory instruments and software licenses, our revenues from the sales of these instruments and software licenses, and therefore our operating results, would be harmed.

     Our ability to commercialize future laboratory instruments or software is dependant upon securing new partners with the appropriate expertise or extending existing relationships. To the extent that we fail to secure new partners or extend existing relationships, or these partners fail to effectively promote, market and sell our laboratory instruments or software licenses, our revenues from the sales of these instruments and software licenses, and therefore our operating results, would be harmed.

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

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	developments or disputes concerning patent or other proprietary rights;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of license fees we receive from third parties who license our intellectual property;

•	the size and timing of royalties we receive from third parties who license our laboratory instruments and software for resale;

•	the size and timing of internal research and development programs we undertake on an un-funded basis;

•	the size and timing of Proprietary Materials licensing agreements we may enter into;

•	changes in estimates and underlying assumptions related to our warranty expense accrual, inventory valuation reserve, and income tax valuation allowance;

•	changes in accounting rules and regulations, including those related to revenue recognition and accounting for stock options granted to employees; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

     A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature. Accordingly, in the event revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results.

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

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.

     The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would be spread over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

We are exposed to general global economic and market conditions

     Our business is subject to the effects of general economic conditions in the United States, Europe, Asia and globally, and, in particular, market conditions in the life science and chemical industries. In recent quarters, our ability to conclude Discovery Tools sale agreements and research and development collaborative arrangements have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material adverse impacts on our business, operating results, and financial condition.

The loss of key personnel or the inability to attract and retain additional personnel could have a material adverse effect on our results of operations

     We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including W. Henry Weinberg, Ph.D, our Senior Vice President and Chief Technical Officer, and other key scientific and managerial personnel. We do not have any key-person life insurance relating to our key personnel. These employees are at-will and not subject to employment contracts. We may not be successful in attracting and retaining key personnel in the future.

     As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult due to the limited availability of qualified professionals. The number of people with experience in the fields of combinatorial materials science and combinatorial chemistry is limited, and we may face intense competition for these types of employees. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business and pursue new discovery initiatives and collaborative arrangements.

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenues and harm our business

     The field of combinatorial materials science is increasingly competitive. We are aware of companies that may apply their expertise in combinatorial chemistry to their internal materials research and development programs. In addition, there are companies focusing on aspects of combinatorial chemistry for the discovery of materials. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase. Our Discovery Tools business may face increasing competition from a number of instrument manufacturing companies. To the extent these companies develop competing technologies, our own systems and workflows could be rendered obsolete or noncompetitive.

     Our current and potential competitors may have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our existing competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods for materials research and discovery that render our technologies, methodologies, workflows and systems obsolete or less competitive. Accordingly, if competitors introduce new materials discovery technologies that are faster or more cost-effective than our technologies, customers may switch to these new technologies. We would then experience a decline in our revenues and operating results.

Any inability of ours to keep pace with technological advances and evolving industry standards would harm our business

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. Due to increasing competition in our field, it is likely that the pace of innovation and technological change will increase. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements would harm our future revenues and our business and operating results.

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

     Patents may not issue from our applications. Even if we are able to obtain patents covering our technology, the patents may be challenged, circumvented, invalidated or unenforceable. Other companies may develop similar technology or design around any patents issued to us or our other intellectual property rights. These companies would then be able to offer research services and develop, manufacture and sell products which compete directly with our research services and products. In that case, our revenues and operating results would decline.

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

Litigation or other proceedings or third party claims of infringement could require us to spend time and money and could shut down some of our operations

     We may receive communications from others asserting that our business or technologies infringe their intellectual property rights. As we become involved in infringement litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as the result of alleged infringement of the rights of others, we may have to spend significant amounts of money to defend our position. The litigation or proceedings could divert our management’s time and efforts. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages or prevent us from using or marketing systems, processes or products. Any of these events would have a negative impact on our business and operating results. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Uncertainties resulting from the initiation and continuation of any patent or related litigation could harm our ability to compete, pending resolution of the disputed matter.

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

Our stock price has been and may continue to be volatile

     The market price of our common stock since our initial public offering has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

•	decisions by significant stockholders to acquire or divest their stock holdings, given the relatively low average daily trading volumes we have historically experienced;

•	the announcement of new products or services by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in management;

•	changes in investors beliefs as to the appropriate valuation ratios for us and our competitors;

•	speculation in the press or analyst community;

•	developments in our industry;

•	changes in our revenue growth rates; and

•	general market conditions, political influences and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

     Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes in the reported market risks since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently not a party to any legal proceedings that we believe to be material.

     The Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

     In April 2002, Symyx sent a letter to Hazard Evaluation Laboratories, Inc. and Hazard Evaluation Laboratory Limited (collectively “HEL”) demanding that HEL remove certain HEL products from the U.S. market and that their customers discontinue use of such products. In response, HEL filed an action on May 17, 2002, seeking a declaratory judgment that certain HEL products do not infringe Symyx’ U.S. Patent No. 6,306,658. HEL also asserts that the ‘658 patent is invalid. Symyx has answered the complaint and counterclaimed for infringement of the ‘658 patent. On September 24, 2002, U.S. Patent No. 6,455,316 issued to Symyx. Symyx is amending its answer and counterclaim to add a charge of infringement of the ‘316 patent. A status conference was held with the Magistrate Judge appointed by the Court on October 8, 2002, at which time the parties agreed to consider a mediated settlement. Symyx intends to enforce its patent rights in the lawsuit if a favorable mediated settlement is not reached. Management does not expect that the ultimate cost of resolving this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.2	Amended and Restated Bylaws of Symyx Technologies, Inc.

     (b)  Reports on Forms 8-K.

     The Company did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)
Date: November 7, 2002
/s/ Steven D. Goldby Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2002	/s/ Jeryl L. Hilleman Jeryl L. Hilleman Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven D. Goldby, Chief Executive Officer of Symyx Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Symyx Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/s/ Steven D. Goldby

Steven D. Goldby Chairman of the Board, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jeryl L. Hilleman, Senior Vice President and Chief Financial Officer of Symyx Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Symyx Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman Senior Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steven D. Goldby, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Symyx Technologies, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Symyx Technologies, Inc.

By:	/s/ Steven D. Goldby

Steven D. Goldby Chairman of the Board, Chief Executive Officer

     I, Jeryl L. Hilleman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Symyx Technologies, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Symyx Technologies, Inc.

By:	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.2	Amended and Restated Bylaws of Symyx Technologies, Inc.