Form 10-K
period 2002-12-31
SYMYX TECHNOLOGIES INC
filed 2003-03-11
CIK 1095330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition Period from to

Commission File Number 0-27765

Symyx Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3100 Central Expressway, Santa Clara, California 95051 (Address of principal executive offices including zip code)	(408) 764-2000 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 7, 2003) was approximately $451 million. As of March 7, 2003, 30,972,984 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

INDEX

PART I

Item 1.	Business

      This discussion and other parts of this Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as “Risk Factors”.

General

      Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-speed combinatorial technologies to the discovery of materials for chemical, life science and electronics applications. We provide research services to our partners through our Industry Collaborations business, offer access to select instruments and software through our Discovery Tools® business, and license our discovered materials and methodology patents through our Licensing business.

      Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’ headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. Our SEC filings are available free of charge through our website at www.symyx.com. Our Common Stock trades on the Nasdaq National Market under the symbol “SMMX”.

      We are the pioneer and leader in high-throughput materials discovery, and have built an unparalleled platform for increasing research productivity in the chemical, life science, and electronics industries. Through our innovation, we have developed a comprehensive portfolio of intellectual property, encompassing more than 90 issued patents and over 390 patent applications covering our methods, our technologies and our discoveries.

      We are applying our technology to discover materials for industrial customers in the chemicals, life sciences and electronics industries. Our discovery efforts encompass a broad range of materials, including catalysts for the manufacturing of chemicals, polymers for life science applications and phosphors and other materials for electronics uses.

      Our diversified business model provides multiple sources of revenue both to support innovation and to fuel growth. In our Industry Collaborations business, we perform research for clients in exclusive fields, for which we receive profitable research funding and downstream royalties or other payments on the commercialization of materials we discover. Our collaborators receive rights to commercialize discovered materials within the designated field of the collaboration. Our Discovery Tools business focuses on providing instruments and software to automate processes in pharmaceutical preclinical testing and in catalysis research. Our Licensing business reflects revenue from royalties and license fees received from license of our patents and from commercialization of licensed materials discovered in our Collaborations and internal research programs. These businesses provide complementary ways for us to work with customers, by performing research in our laboratories with access to our full range of our technologies, by providing select instruments and software for customers to use in their own efforts, and by enabling licensees to perform relatively low levels of experimentation under license of our intellectual property.

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

Symyx Businesses

      Our objective is to be the leading company using high-speed technologies for the discovery of new materials with commercially valuable properties. We have developed a strategy of three business approaches that we intend to follow in pursuit of our objective, including Industry Collaborations, Discovery Tools, and Licensing of patents and materials.

Industry Collaborations

      Our Industry Collaborations business contributes greatly toward the development of our intellectual property, including patents covering methods, hardware, software and discovered materials. In our Industry Collaborations, we perform research for customers in exclusive fields, for which we receive profitable research funding and downstream royalties or other payments on materials we discover. In collaboration with major chemical, life science and other industrial companies, we seek to discover new polymers, catalysts, phosphors and other materials for industrial applications.

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

      Much of our collaborative research is focused on the chemicals industry, where companies turn to us for technology innovations to help them address rising costs and manufacturing challenges from low-cost producers overseas. In these collaborations, we apply proprietary high-speed technologies to make breakthrough discoveries leading to improved commercial processes and materials. We are working with Celanese, The Dow Chemical Company, ExxonMobil Chemical, and other leading companies to discover catalysts for the manufacture of polyolefins and a variety of other commodity chemicals. The range of new technologies developed in these research collaborations — including instruments, software, methods and materials — results in a growing portfolio of intellectual property that creates downstream value for Symyx.

      We receive funding from our collaborative partners through quarterly research payments. These payments are made over the term of the research contract, which is generally one to three years. If a new material is discovered and commercialized, we will receive either royalties or milestone payments.

      In order to expand our technologies and grow our product pipeline, we intend to continue to enter into new collaborative arrangements. As a result of these new arrangements, and the conclusion of existing collaborations, our portfolio of collaborations will change over time. We expect that new collaborations will come from existing collaborative partners extending current programs and undertaking new research initiatives as well as new collaborative partners.

Discovery Tools

      Through our Discovery Tools business, we leverage the power of our inventions by selling complete workflow systems to pharmaceutical companies to speed and improve pre-clinical drug development, and to chemical companies for polyolefin and chemical research. These instrument systems include instrumentation, such as reactors, screening systems, robots and analytical equipment, all integrated into workflows via Symyx’ proprietary software, enabling smooth, bottleneck-free library design and synthesis, screening and analysis of the resulting data.

      Companies that purchase Discovery Tools systems from Symyx are able to implement combinatorial and high-throughput methods at a great time and cost savings compared to developing and building a system internally and taking a license to operate from Symyx. These complete workflows, aimed at accelerating discovery research as well as product optimization and process development, enable scientists to increase their research productivity up to 100-fold.

      Revenues from our Discovery Tools business increased significantly in 2002, as we increased our installed base of systems among customers interested in using our proprietary instrumentation, software and methods to speed their research efforts. A growing part of our Discovery Tools business is focused on the pharmaceutical industry, where we offer high-throughput systems to accelerate the preclinical testing of drugs. To meet the need of pharmaceutical companies to advance drug candidates through the development process and into the clinic, we have developed the Discovery Tools Polymorph System, the Discovery Tools Solubility System and the Discovery Tools Parallel Pressure Reactor (PPR®) System. These systems are designed to determine the optimal physical form of a drug candidate for clinical trials and the best manufacturing process to use for that candidate — critical steps in the drug development process. Our initial customers for these systems include Merck & Co., Eli Lilly and Company, and Amgen. We have also entered into polymorph testing collaborations with several other pharmaceutical and biotechnology companies with the goal that these relationships may lead to additional Discovery Tools system sales. In addition, we continue to expand our Discovery Tools business in the chemical field, with recent sales to Dow Chemical Company, ExxonMobil Chemical, North Dakota State University and an undisclosed company.

Licensing: Materials

      We discover and patent a range of materials in our Industry Collaborations and internal research programs, providing the foundation for potential future royalties.

      Our growing portfolio of discovered materials provides us with a broad array of licensing opportunities, and offers a significant path to commercialization. From polymers for proteomics and genomics research to phosphors for X-ray storage to polyolefin catalysts, our discoveries demonstrate the ability of our high-speed research technologies to address a range of attractive markets in the life sciences, electronics and chemical fields. As a result, we have established a growing pipeline of materials that have emerged from our discovery platform. Going forward, we expect that royalties from the commercialization of Symyx-discovered materials should play an increasing role in the company’s overall financial success.

Licensing: Patents

      Launched in mid-2002, our patent licensing program leverages Symyx’ established leadership in the field of high-speed materials discovery, including our broad-based research capabilities, validated instruments and software, and extensive know-how. Created to give companies selective access to our broad methodology patents, this program offers a constructive way to uphold the value of our intellectual property portfolio while expanding the ways in which we can work with potential customers.

      We developed our patent licensing program to accommodate companies that want to implement combinatorial materials research on a smaller scale — generally increasing their research productivity by 10-fold. Since our patents licenses are for a limited number of experiments or for a limited number of scientists’ use, this licensing approach complements our other businesses by targeting research programs that are generally too small to warrant investment in Industry Collaborations or Discovery Tools. In this manner, companies can benefit from our inventions by licensing our patents and patent applications for a fee.

      This licensing program has already demonstrated its ability to generate near-term revenues, as well as to provide an additional means to attract new customers. Symyx has signed several patent licensing agreements with major industrial companies. In addition, we have patent licensing agreements, including patents, patent applications and know-how, with several instrumentation companies that manufacture and sell some of our proprietary high-throughput instrumentation and software. These strategic partners include Argonaut Technologies (Endeavor® parallel pressure reactor), Kurt J. Lesker Company (thin film deposition tools), Polymer Laboratories, Ltd. (high-throughput polymer measurement technologies), Zinsser Analytic GmbH (Symyx Technologies Library® Studio software), and Zeton Altamira (CeleroTM multi-channel fixed bed reactor).

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

      A Symyx chemist initiates the synthesis process by using Library Studio®, a computer software package created by our programmers to design the group, or “library,” of materials to be synthesized. These instructions, or “recipes,” are then relayed to automated synthesis instruments. These instruments create the library on a single substrate such as a three-inch diameter silicon wafer or a 96-well plate. The quantity of each compound synthesized is very small, generally ranging from micrograms to hundreds of milligrams. This contrasts dramatically with traditional synthesis, where grams to kilogram quantities of a material are usually necessary. Libraries synthesized on silicon wafers may range from a few hundred different candidate materials to several thousand, depending on the type of material and the type of analysis to be done.

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

      To reach the point of commercialization, a candidate material must progress through an increasingly stringent set of requirements, progressing from a hit to a lead to a development candidate. First, we screen materials to identify those materials that have a limited set of properties defined for the target discovery, called “hits.” Hits are subjected to additional testing and optimization, to find a larger number of desired properties. Hits may also identify areas that merit further exploration, and new libraries are created using this information. Candidate materials that continue to meet or exceed the defined criteria are then classified as “leads.” Leads are then transferred to a partner or processed internally for additional testing and scale up. Leads are tested on a larger scale, as bulk samples of, e.g. 1 to 100 grams, to confirm that the materials still perform at this “bench scale” level. Once a lead has passed this bench scale testing by either a collaborative partner or Symyx, it may become a development candidate. Finally, if all is successful, the decision may be made to commercialize the material. Once a material has been identified as a development candidate, the time to the first sale or commercial usage may be as short as 1 to 2 years. Industrial catalysts to produce high volume commodity chemicals, on the other hand, may require 5 to 7 or more years to reach the market because of the extensive process development, customer evaluation and capital investment involved.

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

Intellectual Property and Other Proprietary Rights

      Our success depends upon our proprietary technology. The risks associated with patents and intellectual property are more fully discussed in the “Risk Factors” section contained in Item 1 of this report. There are five general areas that may be patented using our combinatorial approach:

•	library synthesis methods;

•	the libraries themselves;

•	screening or characterization methods;

•	equipment and software; and

•	new materials and their uses.

      During 2002, we were issued 49 patents. Our patent portfolio as of year end 2002 consisted of 89 issued patents, including 82 U.S. patents and 7 European patents, and more than 390 patent applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in combinatorial methodologies. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 7 of the issued United States patents and 7 of the pending patent applications. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon formation of the Company. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

      As part of our confidentiality and trade secret protection procedures, we enter into non-disclosure agreements with our employees, consultants and potential collaborative partners. Despite these precautions, third parties could obtain and use our products or technology without authorization, or develop similar technology independently. It is difficult for us to police unauthorized use of our methods. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

Markets

      Symyx’ high-speed research approach is revolutionizing materials discovery in three dynamic industries: chemicals, life sciences, and electronics. A single discovery can transform these industries, representing extremely large markets of over a billion dollars in annual sales.

Chemicals

      Catalysts and other chemical materials have demonstrated the opportunities for success, such as DuPont’s nylon, which revolutionized the household, automotive and clothing industries, and UOP LLC’s platforming catalyst, which eliminated the need for lead in gasoline and allowed the production of high-octane gasoline. Our Industry Collaborations business focuses primarily on the discovery of catalysts for the manufacture of polyolefins and commodity chemicals with large potential markets.

Life Sciences

      With drug development costs approaching one billion dollars per drug and development timelines nearing a decade, pharmaceutical companies are under intense pressure to accelerate their processes and increase their probability of success. Through our Discovery Tools business, we are offering these companies the first high-throughput systems that automate a critical step of the drug development process — determining the optimal crystalline form, or polymorph, of a compound. Choosing the right salt and polymorphic form of a drug can enhance its bioavailability, solubility, shelf life, formulation properties, and even patent status.

Electronics

      New discoveries in electronic materials can open the doors not just to new products, but also to new industries, such as Nichia’s discovery of a blue light-emitting diode for novel optical and lighting applications. We are focusing on discovering a range of electronic materials for markets as diverse as lighting, semiconductor manufacturing, and battery materials in our research partnerships with electronics companies and in some of our internal programs.

Competition

      We are aware of some chemical companies with internal combinatorial programs. In addition, two European based companies, Avantium Technologies and HTE may also use combinatorial approaches to materials discovery. Furthermore, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because combinatorial materials science is an emerging field, competition from additional entrants may increase.

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

Backlog of Committed Revenue

      Our backlog of committed revenue based on contracts signed at December 31, 2002 was approximately $20.9 million, compared with a backlog of approximately $43.7 million at December 31, 2001. This number varies from quarter to quarter based on the status of Discovery Tools orders and deliveries, and the stage of multi-year collaboration contracts.

Employees

      As of December 31, 2002, we had a total of 213 employees, including 148 scientific and technical employees and 65 people in business development, legal and general and administrative services. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

RISK FACTORS

      Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. These are not the only risks and uncertainties facing Symyx. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We may not be able to achieve continued or sustained profitability

      Our ability to continue profitability is dependent on our ability to extend current collaborations and add new ones, to secure new Discovery Tools customers, to add additional licensees of our intellectual property and to make discoveries that our partners or we choose to commercialize. We rely on our existing partners and potential new customers to provide a market for our businesses and our materials. To date, our partners have successfully commercialized only one of our discovered materials. In addition, we have only sold and installed a limited number of Discovery Tools systems and have only recently initiated our intellectual property licensing business. Our ability to achieve our objectives and maintain a profitable business will depend in large part on acceptance by customers of the products and services offered by our businesses, including materials we discover. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. In addition, current negative economic conditions affecting our current and prospective collaboration partners and other potential customers have caused many of these customers to reduce or curtail both internal and external research and development activities. Sustained reductions in research and development activities of our current and potential customers would harm our business and adversely affect our ability to maintain profitability.

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

      In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help life science, chemical and electronics companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that life science, chemical and electronics companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property licenses, fewer sales of our Discovery Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

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

      Balancing our need to protect our intellectual property is the need for the chemical and materials industries to adopt our technologies. Our growth will depend in part on our ability to convince the research community to adopt our technologies and in turn pay us for such use by obtaining services, products and/or licenses from us under our intellectual property portfolio. Companies may become concerned about the scope and importance of our intellectual property portfolio and thus slow or stop their adoption of our technologies. This also may cause them to challenge our intellectual property portfolio.

We cannot predict the pace, quality or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenues and harm our business

      Our future revenues and profitability are dependent upon our ability to achieve discoveries, whether through collaborations with customers or through our own proprietary research. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenues from our research collaborations and from commercialization of products would likely decline and harm our business and operating results.

We conduct proprietary research programs, and any conflicts with our collaborators or any inability to commercialize development candidates resulting from this research would harm our business

      Our strategy involves conducting proprietary research programs. We believe that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through our proprietary programs and through programs funded by a collaborator. However, conflicts between a collaborator and us could potentially arise, particularly if we were to discover a material in one of our proprietary programs that was a potential target of one of our collaborative programs. In this event, we may become involved in a dispute with our collaborator regarding the material. Disputes of this nature could harm the relationship between us and our collaborator, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships. If circumstances surrounding our proprietary research programs were to affect our existing collaborative relationships or our ability to enter into new relationships, our revenues and operating results would decline.

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

The loss of a key customer or collaborative partner could substantially reduce our revenues and be perceived as a loss of momentum in our business

      Although we have expanded our base of customers and collaborative partners, substantial portions of our revenues are generated from a small number of chemical, life science and electronics companies. We expect that these companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The loss of a significant customer or collaborative partner could also be perceived as a loss of momentum in our business and this may cause the market price of our common stock to fall.

We have a limited number of contracts for the sale of Discovery Tools systems and for the licensing of intellectual property and materials to date, and we cannot assure you that we will be able to build a sustainable business related to either the sale of additional systems or the licensing of intellectual property and materials

      To date, we have a limited number of contracts for our Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time.

      Sales of Discovery Tools systems and licensing of intellectual property and materials will be subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	customers’ willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using combinatorial chemistry methods;

•	complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

•	our ability to build new systems to meet the demands of our customers;

•	the fact that there may be only a limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•	a long sales cycle that involves substantial human and capital resources; and

•	potential downturns in general or in industry specific economic conditions.

      If we are unable to continue to build the infrastructure to support our Discovery Tools and Licensing businesses, or if the sales or build cycles for Discovery Tools systems lengthens unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

      While we believe that all of our Industry Collaborations, Discovery Tools and Licensing businesses complement each other, it is possible that these individual business lines could become competitive with one another or negatively impact one another’s revenue streams. This could harm our ability to grow particular arms of our business and harm our business and operating results.

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

      We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, terrorism, potential hostilities and changes in diplomatic and trade relationships. Although we have not to date experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure investors that such factors will not adversely affect our operations in the future or require us to modify our current business practices. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenues in future fiscal periods may be greater or less than revenues in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	developments or disputes concerning patent or other proprietary rights;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of license fees we receive from third parties who license our intellectual property;

•	the size and timing of royalties we receive from third parties who license our laboratory instruments and software for resale;

•	the size and timing of internal research and development programs we undertake on an un-funded basis;

•	the size and timing of Proprietary Materials licensing agreements we may enter into;

•	changes in estimates and underlying assumptions related to our warranty expense accrual, inventory valuation reserve, and income tax valuation allowance;

•	fluctuations in the market values of our cash equivalents and short-and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

•	changes in accounting rules and regulations, including those related to revenue recognition and accounting for stock options granted to employees; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

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

Future business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business and distract our management team.

      In the future, we may engage in acquisitions or expand our business focus in order to exploit technology or market opportunities. In the event that we acquire another company or business, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. In the event that we develop a new line of business, our management’s attention from normal daily operations of the business may be diverted. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

Our investments could lose market value and consequently harm our ability to fund continuing operations.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in U.S. currency.

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.

      The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

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

The loss of key personnel or the inability to attract and retain additional personnel could have a material adverse effect on our results of operations

      We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including key scientific and managerial personnel. We do not have any key-person life insurance relating to our key personnel. All our employees are at-will and not subject to employment contracts. We may not be successful in attracting and retaining key personnel in the future.

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

      Our current and potential competitors may have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our existing competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods for materials research and discovery that render our technologies, methodologies, workflows and systems obsolete or less competitive. Accordingly, if our competitors introduce new materials discovery technologies that are faster or more cost-effective than our technologies, customers may switch to these new technologies. We would then experience a decline in our revenues and operating results.

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

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

      The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage, and our business and operating results could be harmed.

      The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to offer research services and develop, manufacture and sell products, which compete directly with our research services and products. In that case, our revenues and operating results would decline.

      We rely upon trade secret protection for our confidential information. We have taken measures to protect our confidential information. These measures may not provide adequate protection for our trade secrets or other confidential information. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend time and money.

      Our success depends on our ability to enforce our intellectual property through either litigation or licensing. As we become more involved in licensing, there is a greater likelihood of intellectual property litigation. See Item 3 - Legal Proceedings elsewhere in this report for examples of such litigation. Should such litigation occur, expenses and distractions associated with the litigation could cause us to lose focus, harm our profitability and weaken our intellectual property position. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing on our intellectual property and obtaining commercially significant compensation for such infringement.

      With regard to maintaining the validity of our intellectual property, intellectual property litigation can be successful only if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. Also, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office, that challenge the validity of the patents we have obtained there. Our success depends on securing valid patents of commercially significant scope. Also, we are involved in some enforcement proceedings that are not material, but which are a distraction related to a market that is not commercially significant. Such non-material proceedings nonetheless place the validity of our intellectual property at risk and our success will depend upon the ability to successfully conclude such non-material proceedings. Additional proceedings such as this can adversely affect our intellectual property while causing us to spend resources on the enforcement proceeding without significant commercial advantage.

      With regard to proving infringement of our intellectual property, our success depends in part on obtaining useable knowledge of what technologies others are practicing. If others do not publish or disclose the technologies that they are using, our ability to discover infringing uses and enforce our intellectual property will diminish. In this case our revenues from intellectual property licensing and our operating results may decline.

      With regard to obtaining commercially significant compensation for infringement, our success depends in part on others adopting our technology and being successful while using our technology. For example, should we attempt to obtain a per use royalty for use of our intellectual property, our success will depend on others using our intellectual property significantly. However, if they are not successful in their use, then our per use royalty may not be commercially significant and our operating results would decline.

      Moreover, even if we defend and enforce our intellectual property rights, others may independently develop alternative technologies, or design around or invalidate our patented technologies. These developments would reduce the value of our intellectual property assets. Additional litigation regarding our intellectual property rights could consume substantial portions of our financial and managerial resources and our operating results would be harmed.

      Our commercial success also depends in part on ensuring we neither infringe patents nor proprietary rights of third parties. Others have filed, and in the future are likely to file, patent applications covering technologies that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party and this would increase our costs of operations and harm our operating results.

      Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment and harm our business

      Our facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could harm our business and operating results.

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

Our stock price has been and may continue to be volatile

      The market price of our common stock since our initial public offering has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

•	decisions by significant stockholders to acquire or divest their stock holdings, given the relatively low average daily trading volumes we have historically experienced;

•	the announcement of new products or services by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	failure to achieve operating results projected by securities analysts;

•	failure to achieve operating results within guidance provided by our senior management;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in management;

•	changes in investors’ beliefs as to the appropriate valuation ratios for us and our competitors;

•	speculation in the press or analyst community;

•	developments in our industry;

•	changes in our revenue growth rates; and

•	general market conditions, political influences and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

      These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

      Our facilities currently consist of an aggregate of approximately 104,300 square feet of office, research and laboratory space in several locations in Santa Clara and Sunnyvale, California, pursuant to leases that expire from January 2003 to September 2010.

Item 3.	Legal Proceedings

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

      In April 2002, Symyx sent a letter to Hazard Evaluation Laboratories, Inc. and Hazard Evaluation Laboratory Limited (collectively “HEL”) demanding that HEL remove certain HEL products from the U.S. market and that their customers discontinue use of such products. In response, HEL filed an action on May 17, 2002, seeking a declaratory judgment that certain HEL products do not infringe Symyx’ U.S. Patent No. 6,306,658. HEL also asserts that the ’658 patent is invalid. Symyx has answered the complaint and counterclaimed for infringement of the ’658 patent as well as infringement of newly issued U.S. Patent No. 6,455,316. The parties have agreed to participate in a mediated settlement. Symyx intends to enforce its patent rights in the lawsuit if a favorable mediated settlement is not reached. Management does not expect that the ultimate cost of resolving this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

      In January 2000 we entered into a License and Joint Development Agreement with Applied Biosystems (formerly PE Biosystems Group). In February 2003, we initiated a binding arbitration proceeding in which we have alleged that Applied Biosystems owes us certain payments and related obligations pursuant to the Agreement. This proceeding was initiated only recently and we cannot make any assessment as to its probable outcome. The dates for the arbitration proceedings have not yet been set.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stock Matters

      The Company’s Common Stock is traded on the Nasdaq National Market System under the symbol of SMMX. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company’s Common Stock as reported by the Nasdaq National Market.

	Low	High

2001
First Quarter	$11.81	$40.13
Second Quarter	$11.75	$28.33
Third Quarter	$11.66	$25.10
Fourth Quarter	$14.11	$21.83
2002
First Quarter	$16.20	$27.20
Second Quarter	$12.02	$24.79
Third Quarter	$7.50	$14.25
Fourth Quarter	$9.32	$13.08

      As of February 28, 2003, there were approximately 192 holders of record of the Company’s Common Stock.

      No dividends have been paid on the Common Stock since the Company’s inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are derived from audited financial statements included elsewhere in this Form 10-K. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Service revenues	$13,787	$30,497	$34,999	$42,629	$35,397
Product sales	—	—	5,919	14,216	25,877
Royalties and license fees	—	—	2,400	3,175	3,547

Total Revenues	13,787	30,497	43,318	60,020	64,821
Operating expenses:
Cost of products sold	—	—	2,775	6,591	6,239
Research and development	17,813	26,628	35,898	38,718	39,307
Sales, general and administrative	4,515	7,624	11,798	12,524	14,592

Total operating expenses	22,328	34,252	50,471	57,833	60,138

Income (loss) from operations	(8,541)	(3,755)	(7,153)	2,187	4,683
Interest income	1,117	2,542	7,155	6,117	3,269
Interest and other expense	(731)	(934)	(924)	(660)	(9)

Income (loss) before income tax expense	(8,155)	(2,147)	(922)	7,644	7,943
Income tax expense	—	—	—	1,306	2,657

Net income (loss)	$(8,155)	$(2,147)	$(922)	$6,338	$5,286

Basic net income (loss) per share	$(2.13)	$(0.27)	$(0.03)	$0.21	$0.17

Shares used in computing basic net income (loss) per share	3,829	8,087	28,873	29,904	30,647

Diluted net income (loss) per share	$(2.13)	$(0.27)	$(0.03)	$0.20	$0.17

Shares used in computing diluted net income (loss) per share	3,829	8,087	28,873	31,196	31,638

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$35,121	$119,270	$111,040	$113,326	$118,020
Working capital	15,701	102,093	98,139	101,925	117,904
Total assets	52,903	148,305	146,221	151,070	157,368
Long-term obligations, less current portion	7,591	6,729	3,010	—	—
Total stockholders’ equity	36,166	119,943	123,651	134,497	145,483

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results from Operations

Forward Looking Statement

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as “Factors Affecting Future Results” and “Other Risk Factors”.

      All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2002, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8. of Part II of this Form 10-K.

Overview

      To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science and electronics companies, sale of instruments, and licensing of intellectual property, materials and software, and government grants. Approximately 25 leading chemical, life science and electronics companies are among our base of worldwide partners, customers and licensees. We expect that our cash flows and revenue for 2003 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product revenue from our Discovery Tools business and license fees from our Intellectual Property and Materials Licensing business.

      We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery of materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications.

      Despite challenges in the overall business climate, we generated revenues of $64.8 million, an increase of 8% over 2001. We ended the year with net income of $5.3 million, or $0.17 per share on a diluted basis. In addition, we generated positive cash flow, ending the year with $118.0 million in cash, cash equivalents and available-for-sale securities.

      Our revenue increased from $43.3 million in 2000 to $60.0 million in 2001 to $64.8 million in 2002. Operating expenses increased from $50.5 million in 2000 to $57.8 million in 2001 to $60.1 million in 2002. Our total headcount increased from 193 employees at the end of 2000 and to 204 employees at the end of 2001 to 213 employees at the end of 2002.

      As of December 31, 2002, our accumulated deficit was approximately $8.4 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

      We expect to continue to make significant investments in research and development to enhance our technologies, including for the development of new instruments and software. In addition, our strategy is to expand our operations and to continue to build our research and development, business development and marketing efforts.

Critical Accounting Policies

      Symyx’ financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Note 1 to the Consolidated Financial Statements included under Item 8 in this Annual Report, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved and accounting for income taxes. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Source of Revenues and Revenue Recognition Policy

      Service revenue consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product revenue consists of payments from customers for Discovery Tools systems and consumables. Royalties and license fees include fees for licensing of our intellectual property, proprietary materials and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

      We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled. As of December 31, 2002, we had deferred revenues of approximately $3.0 million, compared with $6.6 million at December 31, 2001. The terms of our collaboration agreements generally require us to perform minimum levels of research.

      We recognize revenue from the sale of Discovery Tools, and all related costs of products sold are expensed, once customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. Accordingly, the cost of products sold as a percentage of product revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold.

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

      Our sources of potential revenue for the next several years are likely to be:

•	payments under existing and possible future collaborative arrangements;

•	royalties from our partners based on revenues received from any products commercialized under those agreements;

•	sales of Discovery Tools, other instruments and associated services; and

•	licensing of software and intellectual property.

      See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies.

Inventories

      We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Warranty Expense Accrual

      A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered. The actual results with regard to warranty expenditures could have a material unfavorable impact on us if system failures or the costs to repair systems are greater than our estimates.

Research and Development Costs

      Symyx accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, “Accounting for Research and Development Costs”, and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. Symyx has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

Accounting for Income Taxes

      Income taxes have been provided using the liability method. Our effective tax rate for fiscal year 2002 is based on our projection of the estimated future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Establishing this valuation allowance involves significant judgment, since we have a limited history of profitability and the period over which the potential future benefit from the deferred tax assets may be realized is quite long.

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

      In connection with the grant of stock options to employees and consultants, prior to our initial public offering in 1999 we recorded deferred stock compensation of approximately $5.4 million. This amount was initially recorded as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the underlying options using the graded vesting method. We recorded amortization of deferred compensation of approximately $168,000 in 2002, $411,000 in 2001, and $760,000 in 2000. The amortization expense relates to options awarded to employees in all operating expense categories. See Note 4 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2002 and 2001

Revenues

      Our total revenue in 2002 was $64.8 million, an increase of 8% from $60.0 million in 2001. This increase was due to the growth in our Discovery Tools business which generated $27.6 million of revenue in 2002 up from $14.5 million in 2001. Our revenue from research collaborations decreased from $42.6 million in 2001 to $33.8 million in 2002 due mainly to the expiration of a number of technology access fees in 2001 and the expiration and non-renewal of other contracts due largely to budget constraints being faced by our collaborative partners.

      ExxonMobil Chemical Company, Eli Lilly and The Dow Chemical Company, accounted for 18%, 16%, and 13%, respectively, of total revenue for the year ended December 31, 2002. ExxonMobil Chemical Company, The Dow Chemical Company and Bayer accounted for 12%, 14%, and 13%, respectively, of revenue for the same period in 2001.

      We segregate revenue by: Industry Collaborations, Discovery Tools and Licensing of Patents and Materials. Industry Collaborations revenue is further segregated into four categories for purposes of internal management reporting: Chemicals, Electronic Materials, Life Sciences and Industrial Polymers.

	Years Ended
	December 31,

	2002	2001

	(In thousands)
Industry Collaborations:
Chemicals	$19,446	$25,900
Electronic Materials	5,933	3,604
Life Science	5,520	7,606
Industrial Polymers	2,900	5,519

	33,799	42,629
Discovery Tools	27,561	14,466
Licensing of Patents and Materials	3,461	2,925

Total	$64,821	$60,020

Industry Collaboration Revenue

      The decrease in Chemicals revenue in 2002 was largely attributable to the conclusion of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts and a reduction in the level of funding received from Dow and Celanese in 2002. The reduction in funding received in Chemicals due to the end of the Bayer Collaboration in December 2001 was offset by the increase in funding received under the ExxonMobil collaboration in 2002. The increase in Electronic Materials revenue in 2002 was mainly attributable to a research collaboration with an undisclosed partner. The decrease in Life Science revenue in 2002 resulted primarily from the conclusion of the Applied Biosystems collaboration at December 31, 2001 and the conclusion of the funding received from Merck under the Polymorph Systems development collaboration during 2002, partially offset by the addition of a number of new smaller collaborations. The decrease in Industrial Polymers revenue in 2002 resulted primarily from the expiration of the BASF and ICI collaborations in 2001.

      Service revenue from research collaborations exceeded research and development costs for the years ended December 31, 2002 and 2001 primarily because of continued research contract profitability.

Discovery Tools Revenue

      The increase in Discovery Tools revenue in 2002 was attributable mainly to the shipment of Discovery Tools™ Polymorph Systems to Merck and Eli Lilly and Discovery Tools™ Solubility Systems to Merck, Lilly and Amgen during 2002. We also shipped Discovery Tools Systems to North Dakota State University, an unnamed customer and Dow Chemical Company in 2002. Discovery Tools revenue included $25,877,000 of product sales, $1,598,000 of service revenues, and $86,000 of software license revenue for the year ended December 31, 2002 and $14,216,000 of product sales and $250,000 of software license revenue for the year ended December 31, 2001.

Licensing of Patents and Materials

      The increase in Licensing revenue in 2002 was due to the licensing of patents to General Electric, Bayer and an undisclosed licensee, together with a fully paid up license fee received from Argonaut Technologies, Inc. Licensing revenue for the year ended December 31, 2001 included advance royalty payments received under the ABI collaboration that expired on December 31, 2001.

Cost of Products Sold

      Cost of products sold was $6.2 million, or 24% of Product sales revenue for the year ended December 31, 2002, compared to $6.6 million, or 46% of Product sales revenue for the year ended December 31, 2001. The decrease in the cost of products sold was due to the change in the product mix shipped in the respective years.

      We have had limited sales of Discovery Tools systems and consumables to date, and the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

      Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, and depreciation of facilities and laboratory equipment.

      The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2002, for whom Symyx conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between Symyx and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of collaborative efforts

ExxonMobil	12/31/2003	Production of olefins
Dow Chemical	6/30/2004	Polyolefins and pharmaceutical intermediates

      We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 63% of research & development efforts in 2002 were undertaken for collaborative projects funded by our partners, and approximately 37% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. This compares with approximately 78% of research & development efforts being undertaken for collaborative projects funded by our partners, and approximately 22% of research effort on our own internally funded research including development costs related to our Discovery Tools business during 2001. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

      Research and development expenses in 2002 were $39.3 million, compared with $38.7 million in 2001, an increase of $589,000 or 2%. The increase in 2002 was due primarily to increases in salaries and other personnel related costs, to support our additional collaborative and internal research efforts and development of Discovery Tools Systems.

      Research and development expenses represented 61% of total revenues in 2002 and 65% of total revenues in 2001. The decrease as a percentage of revenue was due primarily to the increase in product sales revenue from our Discovery Tools business. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

      Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses in 2002 were $14.6 million, compared with $12.5 million in 2001, an increase of $2.1 million or 17%. These increases were primarily due to the addition of a number of business development staff and their associated costs to manage and support our growth, increased salaries and benefit costs and the payments of commissions on the sales of Discovery Tool systems in Japan and on the licensing of intellectual property.

      Sales, general and administrative expenses represented 23% of total revenues in 2002 and 21% of total revenues in 2001. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we continue to expand our business development and administrative staff, support existing and expanded laboratory and engineering facilities, and incur escalating insurance and other administrative costs.

Net Interest Income (Expense)

      Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was $3.3 million in 2002, compared with $6.1 million in 2001. This decrease was due to lower interest rates in 2002. Amounts owed under equipment financing loans used to partially fund our initial acquisition of equipment were fully repaid at December 31, 2001, resulting in interest expense decreasing to $9,000 in 2002 from $660,000 in 2001.

Provision for Income Taxes

      We recorded an income tax expense of $2.7 million in 2002 and $1.3 million in 2001. The effective tax rate was 33.5% for fiscal year 2002 and 17.1% for fiscal year 2001. The increase in our effective tax rate in 2002 is due to the fact that we had largely utilized our net operating loss carryforwards as of December 31, 2001. We do not have a sufficient history of profitability to fully benefit all our deferred tax assets at this time. The largest component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes is substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions.

      As of December 31, 2002, we had net deferred tax assets of approximately $1.4 million. Our net deferred tax assets primarily relate to revenue that has been recognized for income tax purposes but deferred for financial reporting purposes together with reserves and accruals that have been recognized for financial reporting purposes but not for income tax purposes. At December 31, 2002, we had federal net operating loss carryforwards of approximately $144,000. The net operating loss carryforwards will expire in 2020, if not utilized. The valuation allowance for deferred tax assets includes approximately $352,000 attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

      Our total revenues in 2001 was $60.0 million, an increased of 39% from $43.3 million in 2000. This increase was due mainly to the growth in our Discovery Tools business which generated $14.5 million of revenue in 2001 up from $5.9 million in 2000. The remainder of the increase in revenue was attributable to the addition of new and expanded research collaborations with companies in the Chemicals industry.

      Applied Biosystems, Bayer, Celanese, ExxonMobil and The Dow Chemical Company accounted for 7%, 13%, 9%, 12% and 14% of total revenue for the 12 months ended December 31, 2001, and 11%, 20%, 11%, 0% and 22% of revenue for the same period in 2000.

	Years Ended
	December 31,

	2001	2000

	(In thousands)
Industry Collaborations:
Chemicals	$25,900	$21,124
Electronic Materials	3,604	3,350
Life Science	7,606	3,560
Industrial Polymers	5,519	6,965

	42,629	34,999
Discovery Tools	14,466	5,919
Licensing of Patents and Materials	2,925	2,400

Total	$60,020	$43,318

Industry Collaboration Revenue

      The increase in Industry Collaboration revenue for the year ended December 31, 2001 compared to 2000 was largely attributable to new research collaborations initiated with Chemical companies such as ExxonMobil and Life Science companies such as Merck.

      Service revenue from research collaborations exceeded research and development costs for the year ended December 31, 2001 primarily because of increasing research contract profitability. The excess of research and development costs over research revenue during the year ended December 31, 2000 was primarily due to the research costs associated with internal projects in our Proprietary Materials business and the development costs associated with the initiation of our Discovery Tools business.

Discovery Tools Revenue

      The increase in Discovery Tools revenue for the year ended December 31, 2001 compared to 2000 was attributable mainly to the shipment of a Discovery Tools™ Polyolefins System to ExxonMobil Chemical Company, a Discovery Tools™ Polymerization System to Sumitomo, a Discovery Tools™ Polymerization System to GIRSA and a Discovery Tools RapidLGPC™ System to GIRSA. Discovery Tools revenue included $14,216,000 of product sales and $250,000 of software license revenue for the year ended December 31, 2001.

Licensing of Patents and Materials

      The increase in Licensing revenue for the year ended December 31, 2001 compared to 2000 was due to the licensing fee received from Zeton and Argonaut Technologies, Inc and licensing of intellectual property to Bayer.

Cost of Products Sold

      Cost of products sold was $6.6, or 46% of Product sales revenue for the year ended December 31, 2001, compared to $2.8 million, or 47% of Product sales revenue for the year ended December 31, 2000.

      The increase in cost of products sold in the year ended December 31, 2001 was largely attributable to the Discovery Tools Polyolefins systems delivered to ExxonMobil Chemical Company, the Discovery Tools RapidLGPC™ system delivered to GIRSA and the Discovery Tools Polymerization systems delivered to both GIRSA and Sumitomo Chemical Company, Ltd.

Research and Development Expenses

      Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, and depreciation of facilities and laboratory equipment.

      Research and development expenses in 2001 were $38.7 million, compared with $35.9 million in 2000, an increase of $2.8 million or 8%. The increase in 2001 was due primarily to increases in salaries and other personnel related costs, facilities costs and chemical and scientific supplies costs to support our additional collaborative and internal research efforts. These increases were partially offset by decreases in the use of consultants, outside research services and the deferred compensation charge.

      Research and development expenses represented 65% of total revenues in 2001 and 83% of total revenues in 2000. The decrease as a percentage of revenue was due primarily to revenue increases associated with the addition of significant contracts and a reduction in outside research and consultant costs in 2001. Our core businesses are research to discover new materials and the sale of instruments and related software licenses. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

      Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as professional expenses, such as legal and accounting. Sales, general and administrative expenses in 2001 were $12.5 million, compared with $11.8 million in 2000, an increase of $726,000 or 6%. This increase was primarily due to increased salaries and the addition of a number of business development staff and their associated costs to manage and support our growth. This increase was partially offset by a decrease in the deferred compensation charge.

      Sales, general and administrative expenses represented 21% of total revenues in 2001 and 27% of total revenues in 2000.

Net Interest Income (Expense)

      Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was $ 6.1 million in 2001, compared with $7.2 million in 2000. This decrease was due to lower interest rates in 2001. Interest expense decreased to $660,000 in 2001 from $924,000 in 2000. This decrease was due to a reduction in the outstanding balances of equipment financing loans used to partially fund our original acquisition of equipment. At December 31, 2001 we had fully repaid amounts owed under these equipment-financing loans.

Provision for Income Taxes

      We recorded an income tax provision of $1.3 million in 2001. The provision differs from the expected tax liability at a statutory rate primarily due to the realization of previously unbenefited deferred tax assets.

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

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 with respect to our shares of common stock that may be issued our existing equity compensation plans.

	A		C
	Number of Securities	B	Number of Securities Remaining
	to be Issued upon	Weighted Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Securities
Plan Category	Options	Options	Reflected in Column A)

Equity Compensation Plans Approved by Stockholders(1)	5,376,981 (3)	$25.21	1,939,714 (4)
Equity Compensation Plans Not Approved by Stockholders(2)	—	$—	1,000,000

Total	5,376,981	$25.21	2,939,714

(1)	Consists of the 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

(2)	Consists solely of the 2001 Non-statutory Stock Option Plan. At December 31, 2002, no options have been granted under this Plan.

(3)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,011,739 shares. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last U.S. business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date. Eligible employees may defer up to 10% of their salary, but not to exceed $25,000 worth of stock in any calendar year, to purchase shares under this Plan.

(4)	Consists of shares available for future issuance under our 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2002, an aggregate of 1,011,739 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 927,975 shares of common stock were available for issuance under the 1996 Stock Option Plan and 1997 Stock Option Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our board of directors. The 1997 Stock Option Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by our board of directors.

Recent Developments

      In January 2003, we incorporated, under the laws of the State of California, a wholly owned subsidiary, Symyx Discovery Tools, Inc. Symyx Discovery Tools, Inc. has been established for the purpose of handling all sales, distribution and after sales support and maintenance functions relating to our existing Discovery Tools business.

      In January 2003, we incorporated, under the laws of the State of Delaware, a wholly owned subsidiary, Symyx Therapeutics, Inc. Symyx Therapeutics, Inc. has been established for the purpose of exploiting our technology for certain therapeutic applications.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of EITF 00-21 will have a significant impact on our consolidated financial statements.

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to us effective for exit or disposal activities initiated after December 31, 2002. We do not believe there will be a material effect from the adoption of this new standard.

      On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We have no guarantees of indebtedness that would be affected by FIN 45. FIN 45 also incorporates accounting for indemnities given in connection with licensing of intellectual property and we are still assessing the potential impact this may have on our future results from operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not believe there will be a material effect upon our financial condition or results from operations from the adoption of the provisions of FIN 46.

Liquidity and Capital Resources

      This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

      We had positive cash flow for the year ended December 31, 2002 and finished the year with cash, cash equivalents and available-for-sale securities of approximately $118.0 million, an increase of $4.7 million from December 31, 2001.

      In prior years, we had financed our operations primarily through research and development funding from collaborative partners, net proceeds from our initial public offering of $81.4 million and, prior to the initial public offering, private placements of preferred stock totaling $52.2 million, and to a lesser extent, equipment financing loans. During 2001, we completely paid off the remaining $6.7 million of debt that was incurred to fund capital expenditures in the early stages of operation. As of December 31, 2002, Symyx had no long-term liabilities.

      Our operating activities provided $9.7 million, $16.7 million and $1.7 million of cash in 2002, 2001 and 2000, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses.

      Net cash used in investing activities was $1.6 million, $8.6 million and $19.2 million in 2002, 2001 and 2000, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity securities and purchases of property and equipment. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

      Financing activities provided cash of $2.0 million in 2002 and used cash of $3.2 million and $806,000 in 2001 and 2000, respectively. These amounts are primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in each of the three years, offset by partial repayments of equipment and leasehold improvement loan financing in each of 2001 and 2000. The fluctuations from year to year are due primarily to the fact that during the fourth quarter of 2001 we repaid all remaining amounts outstanding under loan financings.

      Current liabilities decreased by approximately $4.7 million at December 31, 2002 as compared to December 31, 2001. The decrease was due primarily to a decrease in deferred revenue and income tax payable partially offset by an increase in the warranty reserve at December 31, 2002. Deferred revenue decreased at December 31, 2002 as compared to December 31, 2001 due to the timing of the receipt of advance deposits for Discovery Tools systems. Deferred revenue at December 31, 2001 included a significant deposit toward a Discovery Tools Polymorph system that was delivered to the customer in the final quarter of 2002. Income taxes payable decreased at December 31, 2002 compared to December 31, 2001 as the benefit relating to stock option deductions was reclassified from income taxes payable to equity. Our warranty expense accrual at December 31, 2002 is higher than December 31, 2001, reflecting an increase in our installed base of Discovery Tools Systems subject to warranty.

Backlog

      As of December 31, 2002, our customers have contractually committed to future funding of approximately $20.9 million for the purchase by customers of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners, excluding milestone payments which are contingent upon the success of the research.

Commitments

      As of December 31, 2002 and 2001, our principal commitments were $15.2 million and $17.2 million, respectively. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next eight years.

      Future commitments under the operating leases for our facilities are as follows (in thousands):

Years ending December 31,

2003	1,991
2004	2,063
2005	2,146
2006	2,232
2007	2,321
Thereafter	4,430

$15,183

      In March 2003, we exercised our option to purchase for $3.9 million the land and building at 3100 Central Expressway, Santa Clara, CA which houses our head office.

      As of December 31, 2002, we have purchase commitments for inventory of approximately $388,000.

      We believe that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Contingencies

      We are a party to a legal proceeding that has arisen in the ordinary course of business (see Item 3 — Legal Proceedings). While the outcome of these proceedings cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on our consolidated financial position, results from operations or cash flows.

      We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

      Symyx has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities as of December 31, 2002. Symyx has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between Symyx and related parties during 2002 were:

•	loans originally provided to certain employees and executive officers for the exercise of stock options prior to our initial public offering in 1999; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

Dividend Policy

      We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2002 our investment portfolio comprised approximately $24.1 million in money market funds and $93.9 million in U.S. corporate debt and U.S. treasury securities. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2002 levels, the fair value of our portfolio would decline by approximately $494,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:

Principal Amount by Expected Maturity (in thousands)
Average Interest Rate

				Fair Value
	2003	2004	Total	12/31/02

Available-for-sale securities	$87,932	$6,808	$94,740	$93,885
Average interest rate	2.55%	2.39%	2.54%

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Symyx Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 23, 2003

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$25,629	$15,621
Available-for-sale securities	92,391	97,705
Accounts receivable	6,697	454
Inventories	2,240	2,192
Interest receivable and other current assets	2,832	2,526

Total current assets	129,789	118,498
Property and equipment, net	24,196	28,532
Deferred tax and other assets	3,383	4,040

Total assets	$157,368	$151,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,511	$3,934
Accrued compensation and employee benefits	1,205	1,118
Income taxes payable	253	3,068
Deferred rent	1,003	842
Deferred revenue	3,014	6,637
Warranty expense accrual	1,899	974

Total current liabilities	11,885	16,573
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 30,920,499 and 30,613,967 shares issued and outstanding at December 31, 2002 and 2001, respectively	31	31
Additional paid-in capital	154,213	148,366
Stockholder notes receivable	(404)	(410)
Deferred stock compensation	(92)	(335)
Accumulated other comprehensive income	120	516
Accumulated deficit	(8,385)	(13,671)

Total stockholders’ equity	145,483	134,497

Total liabilities and stockholders’ equity	$157,368	$151,070

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Service revenues	$35,397	$42,629	$34,999
Product sales	25,877	14,216	5,919
Royalties and license fees	3,547	3,175	2,400

Total revenues	64,821	60,020	43,318
Operating expenses:
Cost of products sold	6,239	6,591	2,775
Research and development	39,307	38,718	35,898
Sales, general and administrative	14,592	12,524	11,798

Total operating expenses	60,138	57,833	50,471

Income (loss) from operations	4,683	2,187	(7,153)
Interest income	3,269	6,117	7,155
Interest and other expense	(9)	(660)	(924)

Income (loss) before income tax expense	7,943	7,644	(922)
Income tax expense	2,657	1,306	—

Net income (loss)	$5,286	$6,338	$(922)

Basic net income (loss) per share	$0.17	$0.21	$(0.03)

Shares used in computing basic net income (loss) per share	30,647	29,904	28,873

Diluted net income (loss) per share	$0.17	$0.20	$(0.03)

Shares used in computing diluted net income (loss) per share	31,638	31,196	28,873

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

								Accumulated
								Other
	Preferred Stock		Common Stock		Additional	Stockholder	Deferred	Comprehensive		Total
					Paid-in	Notes	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss)	Deficit	Equity

Balance at January 1, 2000	—	—	29,639	$30	$142,048	$(731)	$(2,128)	$(189)	$(19,087)	$119,943
Repurchase of common stock	—	—	(43)	—	(50)	42	—	—	—	(8)
Issuance of common stock on exercise of options	—	—	436	—	1,356	—	—	—	—	1,356
Issuance of common stock under employee share purchase plan	—	—	91	—	1,125	—	—	—	—	1,125
Issuance of common stock in exchange for acquired technology	—	—	16	—	815	—	—	—	—	815
Repayment of notes receivable	—	—	—	—	—	68	—	—	—	68
Amortization of deferred stock compensation	—	—	—	—	—	—	760	—	—	760
Deferred stock compensation related to terminated employees	—	—	—	—	(546)	—	546	—	—	—
Comprehensive income (loss):
Net income (loss) for the year ended December 31, 2000	—	—	—	—	—	—	—	—	(922)	(922)
Unrealized gain (loss) on available- for-sale securities	—	—	—	—	—	—	—	514	—	514

Comprehensive loss										(408)

Balance at December 31, 2000	—	—	30,139	$30	144,748	(621)	(822)	325	(20,009)	123,651
Repurchase of common stock	—	—	(12)	—	(2)	—	—	—	—	(2)
Issuance of common stock on exercise of options	—	—	387	1	2,093	—	—	—	—	2,094
Issuance of common stock under employee share purchase plan	—	—	100	—	1,267	—	—	—	—	1,267
Repayment of notes receivable	—	—	—	—	—	211	—	—	—	211
Amortization of deferred stock compensation	—	—	—	—	—	—	411	—	—	411
Deferred stock compensation related to terminated employees	—	—	—	—	(76)	—	76	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	336	—	—	—	—	336
Comprehensive income (loss):
Net income (loss) for the year ended December 31, 2001	—	—	—	—	—	—	—	—	6,338	6,338
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(12)	—	(12)
Unrealized gain (loss) on available- for-sale securities, net of applicable income taxes of $336	—	—	—	—	—	—	—	203	—	203

Comprehensive income										6,529

Balance at December 31, 2001	—	—	30,614	$31	$148,366	$(410)	$(335)	$516	$(13,671)	$134,497

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands)

								Accumulated
								Other
	Preferred Stock		Common Stock		Additional	Stockholder	Deferred	Comprehensive		Total
					Paid-in	Notes	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss)	Deficit	Equity

Balance at December 31, 2001	—	—	30,614	$31	$148,366	$(410)	$(335)	$516	$(13,671)	$134,497
Repurchase of common stock	—	—	(2)	—	(1)	—	—	—	—	(1)
Issuance of common stock on exercise of options	—	—	216	—	905	—	—	—	—	905
Issuance of common stock under employee share purchase plan	—	—	92	—	1,055	—	—	—	—	1,055
Repayment of notes receivable	—	—	—	—	—	6	—	—	—	6
Amortization of deferred stock compensation	—	—	—	—	—	—	168	—	—	168
Deferred stock compensation related to terminated employees	—	—	—	—	(75)	—	75	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	3,963	—	—	—	—	3,963
Comprehensive income (loss):
Net income (loss) for the year ended December 31, 2001	—	—	—	—	—	—	—	—	5,286	5,286
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(1)	—	(1)
Unrealized gain (loss) on available- for-sale securities, net of applicable income taxes of $247	—	—	—	—	—	—	—	(395)	—	(395)

Comprehensive income										4,890

Balance at December 31, 2002	—	—	30,920	$31	$154,213	$(404)	$(92)	$120	$(8,385)	$145,483

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$5,286	$6,338	$(922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,067	9,807	6,477
Deferred compensation amortization	168	411	760
Deferred tax benefit	558	(2,046)	—
Tax benefit from employee stock options	3,963	336	—
Changes in assets and liabilities:
Accounts receivable	(6,243)	539	(31)
Inventories	(48)	571	(2,301)
Interest receivable and other current assets	(306)	377	129
Other long-term assets	(325)	4	27
Accounts payable and other accrued liabilities	577	267	(1,284)
Accrued compensation and employee benefits	87	(278)	685
Income taxes payable	(2,568)	2,732	—
Deferred rent	161	238	126
Deferred revenue	(3,623)	(3,097)	(2,455)
Warranty expense accrual	925	534	440

Net cash provided by (used in) operating activities	9,679	16,733	1,651

INVESTING ACTIVITIES
Purchases of property and equipment, net	(4,482)	(10,980)	(8,824)
Purchases of available-for-sale securities	(76,148)	(89,901)	(63,165)
Proceeds from maturities of available-for-sale securities	78,995	77,839	53,825
Proceeds from sales of available-for-sale securities	—	14,727	—
Acquisition of technology	—	(250)	(1,000)

Net cash provided by (used in) investing activities	(1,635)	(8,565)	(19,164)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases	1,965	3,570	2,498
Principal payments on equipment and facility loans	—	(6,729)	(3,304)

Net cash provided by (used in) financing activities	1,965	(3,159)	(806)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(12)	—

Net increase (decrease) in cash and cash equivalents	10,008	4,997	(18,319)
Cash and cash equivalents at beginning of period	15,621	10,624	28,943

Cash and cash equivalents at end of period	$25,629	$15,621	$10,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$611	$925

Income taxes paid	$791	$366	$—

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

Available-For-Sale Investments

      Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such determination as of each balance sheet date. Through December 31, 2002, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The estimated fair value amounts have been determined by the Company using available market information.

      The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

      The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated “A”

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or higher and short-term obligations rated “P1” or higher by Moody’s or “A1” or higher by Standard & Poor’s (“S&P”), and corporate obligations, including intermediate term notes rated “A” or higher and commercial paper rated “P1” or higher by Moody’s, or “A1” or higher by S&P. By policy, the Company restricts its investments to instruments with maturities of less than twenty-four months.

      The following is a summary of the fair value of cash, cash equivalents and available-for-sale securities (in thousands):

	December 31,

	2002	2001

Money market funds	$24,135	$15,621
U.S. corporate debt securities	88,835	75,773
U.S. Treasury securities	5,050	21,932

Total	$118,020	$113,326

      Above amounts are included in the following:

	December 31,

	2002	2001

Cash and cash equivalents	$25,629	$15,621
Available-for-sale securities	92,391	97,705

Total	$118,020	$113,326

      Unrealized gains and losses are not material, and have, therefore, not been shown separately; however, they have been included as a separate component in the statement of stockholders’ equity. Gross realized gains and losses on sales of available-for-sale securities were immaterial.

      The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows (in thousands):

	December 31,

	2002	2001

Due in less than 1 year	$87,080	$74,271
Due in 1 to 2 years	6,805	23,434

Total	$93,885	$97,705

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed on the straight-line method using a life of three to five years for financial reporting purposes and by accelerated methods for income tax purposes. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Machinery and equipment	$17,919	$16,855
Computers and software	3,194	3,510
Leasehold improvements	23,405	21,182
Construction in progress	169	2,392
Furniture and fixtures	985	1,005

	45,672	44,944
Less accumulated depreciation and amortization	(21,476)	(16,412)

Property and equipment, net	$24,196	$28,532

      At December 31, 2002, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $8,818,000, $8,825,000 and $6,399,000 in 2002, 2001, and 2000, respectively.

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

Product Sales

      Product sales revenues include sales of Discovery Tools hardware and associated software licenses. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated software and licenses to intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Royalty and License Fees

      Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the agreements. Generally revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If there is a provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

      Royalty revenues are recorded based on reported sales by third party licensees of products containing the Company’s software and intellectual property.

      Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

Concentration of Revenue

      During the years ended December 31, 2002, 2001 and 2000 the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,

	2002	2001	2000

Applied Biosystems	$—	$4,400	$4,600
Bayer AG	300	7,535	8,607
Celanese Ltd.	4,437	5,204	4,621
Eli Lilly and Company	10,300	—	—
ExxonMobil Chemical Company	11,884	7,309	118
The Dow Chemical Company	8,600	8,425	9,520
Undisclosed Partner	6,705	3,433	—

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years Ended December 31,

	2002	2001	2000

Industry Collaborations	$24,923	$28,487	$22,396
Discovery Tools	16,957	5,819	3,070
Intellectual Property Licensing	346	2,000	2,000

Inventories

      Work in process is the only component of inventories for all periods presented and comprises customized Discovery Tool systems in the process of being built. Inventories are carried at the lower of cost or market, determined on a specific identification basis.

Acquisition of Technology

      In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid $750,000 and also issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. Subsequently milestone payments of $250,000 were made in each of July 2000 and December 2001. The exercise of this option and the subsequent milestone payments have been accounted for as an acquisition of technology and the associated costs are being amortized over the expected remaining useful life of the technology. Based on acquired technology cost at December 31, 2002 and assuming no subsequent impairment of the underlying assets and no additional milestone payments, the annual amortization expense, is expected to be approximately $425,000 in 2003, $425,000 in 2004, and $60,000 in 2005.

      Acquired technology consists of the following (in thousands):

	December 31,

	2002	2001

Acquired technology, at cost	$2,065	$2,065
Less accumulated amortization	(1,155)	(730)

Acquired technology, net	$910	$1,335

Amortization expense recorded	$425	$395

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warranty expense accrual

      The Company offers a warranty on each Discovery Tool System shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business, however they typically include coverage for parts and labor and software bug fixes, for a specified period (typically 1 year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Changes in the Company’s product liability during the year ended December 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$974
New warranties issued during the period	1,055
Costs incurred during the period on specific Systems	(130)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance as of December 31, 2002	$1,899

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

Stock-Based Compensation

      The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accord-

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

      Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest (in thousands, except per share data).

	Years Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$5,286	$6,338	$(922)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	168	411	760
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22,269)	(25,108)	(19,257)

Pro forma	$(16,815)	$(18,359)	$(19,419)

Basic net income (loss) per share:
As reported	$0.17	$0.21	$(0.03)

Pro forma	$(0.55)	$(0.61)	$(0.67)

Diluted net income (loss) per share:
As reported	$0.17	$0.20	$(0.03)

Pro forma	$(0.55)	$(0.61)	$(0.67)

Net Income (Loss) Per Share

      Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income per share plus the dilutive effect of stock options and shares subject to repurchase by the Company.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic, diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net income (loss)	$5,286	$6,338	$(922)

Weighted-average shares of common stock outstanding	30,798	30,413	29,884
Less: weighted-average shares subject to repurchase	(151)	(509)	(1,011)

Weighted-average shares used in computing basic net income (loss) per share	30,647	29,904	28,873
Dilutive effect of employee stock options, using the treasury stock method	840	783	—
Shares subject to repurchase	151	509	—

Weighted-average shares used in computing diluted net income (loss) per share	31,638	31,196	28,873

Basic net income (loss) per share	$0.17	$0.21	$(0.03)

Diluted net income (loss) per share	$0.17	$0.20	$(0.03)

      The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share in 2000 because all such securities are anti-dilutive for that periods. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,083,787 for the year ended December 31, 2000. See Note 4 for further information on these securities.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive income at December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Foreign	Unrealized
	Currency	Gains On
	Translation	Available-For-
	Adjustments	Sale Securities	Total

Balance at January 1, 2000	$—	$(189)	$(189)
Unrealized gains on available-for-sale securities	—	514	514

Balance at December 31, 2000	—	325	325
Foreign currency translation adjustment	(12)	—	(12)
Unrealized gains on available-for-sale securities, net of $336 taxes	—	203	203

Balance at December 31, 2001	(12)	528	516
Foreign currency translation adjustment	(1)	—	(1)
Unrealized gain on available-for-sale securities, net of $247 taxes	—	(395)	(395)

Balance at December 31, 2002	$(13)	$133	$120

Effect of New Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

      On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of this new standard unless it were to make a change in its accounting policy and account for stock option grants as compensation expense.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has no guarantees of indebtedness that would be affected by FIN 45. FIN 45 also incorporates accounting for indemnities given in connection with licensing of intellectual property and the Company is still assessing the potential impact this may have on its future results from operations. The disclosure provision related to product warranties is included elsewhere in this footnote.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results from operations from the adoption of the provisions of FIN 46.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below indicates some of the significant collaborative partners for whom the Company conducted research and development in 2002, together with the primary focus of the collaborations. In addition to these partners we have a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2002:

Partner	Primary focus of collaborative efforts

Celanese Ltd.	Catalysts for commodity chemicals
The Dow Chemical Company	Polyolefins and pharmaceutical intermediates
Eli Lilly and Company	Identify optimal crystalline salt and polymorphic form of drug candidates
Eveready	Battery materials
ExxonMobil Chemical Company	Production of olefins
Merck & Co., Inc.	Workflow for rapid discovery, identification and characterization of novel crystalline salt and polymorphic forms of drug candidates
Rhodia S.A.	Specialty chemicals
Unilever	Polymers for product formulations used in home and personal care products
Undisclosed Partner	Electrocatalysts

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

      The agreements are typically cancelable only in the event of breach by either party. As of December 31, 2002, the Company had committed funding from existing collaborative partners, excluding milestone payments which are contingent upon the success of the research, of approximately $14.9 million. Revenue from collaborative partners who individually comprised more than 10% of revenue are included within Note 1 — Concentration of Revenue.

      During 1999, the Company was awarded grants from the U.S. Office of Naval Research Defense Advanced Research Projects Agency (DARPA) and the U.S. Department of Energy. During 2000, an extension to the 1999 grant was awarded to the Company. Under these grants, the Company was reimbursed for research costs over various periods as specified in the awards. During the years ended December 31, 2002, 2001 and 2000, revenue recognized under these grants was approximately $0, $0 and $1,596,000, respectively.

      The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the assignment of these FTE’s to each project over time. Based on the analysis of these FTE’s, for the twelve months ended December 31, 2002, approximately 63% of the Company’s research effort, determined based on employee hours charged to a project, was on research for collaborative projects funded by our partners. The remaining 37% of research effort was on Symyx funded research and development. The focus of the Symyx funded programs in 2002 was largely on life sciences, such as materials for genomics and pharmaceutical development, and on industrial polymer applications as well as the next generation of Discovery Tools. In 2001 and 2000 approximately 78% and 75%, respectively, of the Company’s research effort was for collaborative projects funded by our partners with approximately 22% and 25%, respectively, being Symyx funded research.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $2,248,000 million, $2,230,000 and $1,160,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Future commitments under the operating leases for the facilities are as follows (in thousands):

Years ending December 31,

2003	1,991
2004	2,063
2005	2,146
2006	2,232
2007	2,321
Thereafter	4,430

$15,183

      In December 1998, the Company entered into loan and security arrangements for up to $10,000,000 with Transamerica Business Credit and LMSI Venture Finance. Amounts drawn under the loans bore interest rates of approximately 8.5% to 10.0%, had a term of 48 months, and were secured by equipment financed by proceeds under the agreements. Under these agreements, $5,624,000 was drawn in 1998 and an additional $2,715,000 was drawn in 1999. No additional amounts were available for draw down under these loan and security arrangements as they expired during 2000. As of December 31, 2001 all principal and interest owing under these loan agreements had been repaid in full. Interest expense for the years ended December 31, 2002, 2001 and 2000 was $9,000, $660,000, and $924,000, respectively.

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

Common Stock

      Included in the common shares outstanding at December 31, 2002 and 2001 are 48,755 and 283,727 shares of common stock subject to repurchase rights, which generally expire ratably over four or five years from date of issuance. Certain of these shares were issued pursuant to full-recourse notes receivable, which bear interest at rates between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of the participant’s employment with the Company, or on various dates beginning in February 2003 and ending in August 2004 — see Note 7 Related Party Transactions. In 1998, the Company sold 525,000 shares of common stock to its Chief Executive Officer concurrent with the commencement of his employment. The shares are subject to the Company’s right of repurchase at the original purchase price, in the event of termination, which lapses over a four year period and unvested shares have been included above in the reported common stock subject to repurchase rights at December 31, 2002 and 2001.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, the Company has reserved 7,304,956 shares of common stock for future issuance in relation to the Company’s Stock Option Plans.

Stock Purchase Plan

      In October 1999, the Company’s shareholders approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the board of directors. At December 31, 2002, shares of common stock available for future issue under the Stock Purchase Plan are 1,011,739.

Stock Option Plans

      The Company’s 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors and consultants.

      During 1997, the Company’s board of directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the “Qualified Plans”). The 1997 Stock Option Plan provides for the issuance of options for up to 8,962,199 shares of common stock to employee and consultants. The Qualified Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the board of directors.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No options have been granted under the 2001 NSO Plan as of December 31, 2002. A summary of activity under the 1996 and 1997 Stock Option Plans is as follows:

	Outstanding Stock Options

			Weighted-
	Number of		Average
	Shares	Exercise Price	Exercise Price

Balance at January 1, 2000	2,838,498	$0.01 - $33.00	$5.80
Options granted	2,054,105	$24.13 - $62.63	$47.83
Options exercised	(418,669)	$0.19 - $31.88	$3.24
Options canceled	(592,228)	$0.19 - $57.00	$17.23

Balance at December 31, 2000	3,881,706	$0.01 - $62.63	$26.57
Options granted	1,705,387	$12.13 - $31.25	$22.64
Options exercised	(386,910)	$0.19 - $25.50	$5.16
Options canceled	(400,864)	$0.19 - $62.63	$30.28

Balance at December 31, 2001	4,799,319	$0.19 - $58.25	$26.59
Options granted	1,143,925	$8.42 - $21.74	$15.32
Options exercised	(216,460)	$0.19 - $16.70	$4.18
Options canceled	(349,803)	$0.39 - $57.00	$24.81

Balance at December 31, 2002	5,376,981	$0.19 - $58.25	$25.21

      At December 31, 2002, 2001 and 2000, vested and outstanding options for 3,067,521, 2,056,819 and 2,200,389 shares were exercisable at weighted-average exercise prices of $20.35, $13.33 and $9.95, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $8.33, $13.62 and $28.77, respectively. At December 31, 2002, options for shares of common stock available for future grants under the 1997 Stock Option Plan are 927,975 and under the 2001 NSO Plan are 1,000,000.

      An analysis of options outstanding at December 31, 2002 is as follows:

		Weighted-		Options Vested
	Options	Average	Options
	Outstanding at	Remaining	Weighted-	Vested at	Weighted-
	December 31,	Contractual Life	Average	December 31,	Average
Exercise Price	2002	(in years)	Exercise Price	2002	Exercise Price

$ 0.19 - $ 0.39	145,911	4.5	$0.33	145,911	$0.33
$ 0.96 - $ 0.96	277,132	5.9	$0.96	277,132	$0.96
$ 1.93 - $ 3.86	189,964	6.3	$3.09	189,964	$3.09
$ 6.42 - $ 8.42	195,114	8.4	$7.65	75,114	$6.43
$10.10 - $14.75	927,965	7.4	$12.08	701,557	$12.13
$15.30 - $22.68	1,004,769	9.1	$16.99	474,117	$16.83
$23.50 - $34.63	1,415,266	8.0	$26.57	763,200	$27.06
$36.50 - $51.50	143,999	7.5	$40.95	81,240	$41.80
$55.38 - $58.25	1,076,861	7.2	$57.01	359,286	$57.06

	5,376,981	7.7	$25.21	3,067,521	$20.35

      Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company’s initial public offering in November 1999 were estimated at the date of grant

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the minimum value method. Options granted following the Company’s November 1999 initial public offering have been valued using the Black-Scholes method with an expected stock volatility of 0.74 in 2002, 0.84 in 2001 and 0.84 in 2000. Other valuation assumptions are as follows:

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.7%	4.6%	6.4%
Expected life (years)	3.5	3.5	3.5

      The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2002, 2001 and 2000.

	2002	2001	2000

Expected stock price volatility	0.55	0.84	0.84
Risk-free interest rate	2.12%	4.70%	6.40%
Expected life (years)	0.71	0.62	0.50

      Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$5,286	$6,338	$(922)

Pro forma for SFAS 123	$(16,815)	$(18,359)	$(19,419)

Basic net income (loss) per share:
As reported	$0.17	$0.21	$(0.03)

Pro forma for SFAS 123	$(0.55)	$(0.61)	$(0.67)

Diluted net income (loss) per share:
As reported	$0.17	$0.20	$(0.03)

Pro forma for SFAS 123	$(0.55)	$(0.61)	$(0.67)

      During the years ended December 31, 1999 and 1998, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization of deferred stock compensation expense of approximately $168,000, $411,000 and $760,000, respectively. At December 31, 2002, the Company had a total of approximately $92,000 remaining to be amortized over the corresponding vesting period of each respective option.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

	Years Ended December 31,

	2002	2001	2000

Research & development	$125	$308	$588
Sales, general & administrative	43	103	172

Total	$168	$411	$760

5.   Income Taxes

      The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$1,952	$2,437	$—
State	119	905	—
Foreign	28	10	—

Total	2,099	3,352	—
Deferred:
Federal	558	(2,046)	—

Provision for income taxes	$2,657	$1,306	$—

      Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company’s stock-based compensation plans reduced taxes payable by approximately $3,963,000 in 2002 and $336,000 in 2001. Such benefits were credited to additional paid-in capital.

      The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Expected provision (benefit) at federal statutory rate	$2,780	$2,676	$(323)
State taxes, net of federal benefit	119	588	—
Research & development credits	(50)	(207)	—
Valuation allowance (utilized)/provided	(338)	(1,990)	323
Other individually immaterial items	146	239	—

Provision for income taxes	$2,657	$1,306	$—

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$53	$2,213
Research & development tax credits	—	480
Deferred revenue	897	2,046
Capitalized research & development	719	367
Depreciation	3,101	2,988
Warranty reserve	773	399
Other individually immaterial items	1,582	1,098

Total deferred tax assets	7,125	9,591
Valuation allowance for deferred tax assets	(5,637)	(7,545)

Total deferred tax assets	1,488	2,046
Deferred tax liabilities:
Investment holdings	(89)	(336)

Net deferred tax assets	$1,399	$1,710

      SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company historical operating performance, the Company has provided a valuation allowance against deferred tax assets that it determined may not be realizable as of December 31, 2002.

      The net valuation allowance decreased by approximately $1,908,000 and $1,998,000, and increased by approximately $2,200,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

      The valuation allowance for deferred tax assets includes approximately $352,000 attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization.

      As of December 31, 2002, the Company had a federal net operating loss carryforward of approximately $144,000. The net operating loss carryforward will expire in 2020, if not utilized.

      Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Symyx provides research services to its partners through its Industry Collaborations business, offers access to select proprietary instruments and associated software and intellectual property, through its Discovery Tools business and licenses discovered materials and methodology patents through its Licensing business.

      The disaggregated financial information reviewed by the CODM is as follows. The Company segregates Industry Collaboration revenue into four categories for purposes of internal management reporting: Chemicals, Industrial Polymers, Electronic Materials, and Life Sciences. The CODM reviews this revenue information on an industry basis as well as by Business Unit (in thousands).

	Years Ended December 31,

	2002	2001	2000

Industry Collaborations:
Chemicals	$19,446	$25,900	$21,124
Electronic Materials	5,933	3,604	3,350
Life Science	5,520	7,606	3,560
Industrial Polymers	2,900	5,519	6,965

	33,799	42,629	34,999
Discovery Tools	27,561	14,466	5,919
Licensing of Patents and Materials	3,461	2,925	2,400

Total	$64,821	$60,020	$43,318

      Discovery Tools revenue included $25,877,000 of product sales, $1,598,000 of service revenues, and $86,000 of software license revenue for the year ended December 31, 2002 and $14,216,000 of product sales and $250,000 of software license revenue for the year ended December 31, 2001.

      All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented, but is presented in the table below based on the physical location of Symyx’ customers (in thousands).

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	Years Ended December 31,

	2002	2001	2000

United States	$56,872	$34,926	$17,510
Japan	6,525	5,618	2
France	800	1,000	—
Germany	316	13,222	17,277
Mexico	117	3,221	2,712
Netherlands	112	—	—
United Kingdom	79	2,033	4,717
Switzerland	—	—	1,100

Total	$64,821	$60,020	$43,318

7. Related Party Transactions

      Prior to its initial public offering, the Company implemented a program under which directors, executive officers and certain other employees were permitted to purchase restricted stock or to exercise stock options pursuant to full recourse promissory notes. The notes bear interest between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of employment or on various dates beginning in February 2003 and ending in August 2004. In 1999 and 1998, loans were made in the amount of $361,000 and $398,000, respectively, pursuant to this program. During 2002, 2001 and 2000, $5,000, $211,000 and $68,000 of these promissory notes were repaid, respectively and $0, $0, and $42,000 respectively, were cancelled due to repurchase of the underlying stock.

8. Financial Instruments

      The Company has not entered into any derivative contracts at December 31, 2002. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Available-for-sale securities: The fair values for available-for-sale equity securities are based on quoted market prices. The fair values for available-for-sale securities together with information in relation to their maturity dates is included in Note 1 to these financial statements.

9. Subsequent Events

      In January 2003, the Company incorporated, under the laws of the State of California, a wholly owned subsidiary, Symyx Discovery Tools, Inc. Symyx Discovery Tools, Inc. has been established for the purpose of handling all sales, distribution and after sales support and maintenance functions relating to the Company’s existing Discovery Tools business.

      In January 2003, the Company incorporated, under the laws of the State of Delaware, a wholly owned subsidiary, Symyx Therapeutics, Inc. Symyx Therapeutics, Inc. has been established for the purpose of exploiting the Company’s technology for certain therapeutic applications.

10.	Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts).

	Three Months Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,

2002
Total revenues	$14,512	$13,985	$14,441	$21,883
Operating expenses:
Cost of products sold	645	794	1,209	3,591
Research and development	10,231	9,630	9,617	9,829
Sales, general and administrative	3,461	3,232	3,422	4,477

Total operating expenses	14,337	13,656	14,248	17,897
Interest income (expense), net	1,019	871	705	665

Income before income tax expense	1,194	1,200	898	4,651
Income tax expense	585	516	54	1,502

Net income	$609	$684	$844	$3,149

Basic net income per share	$0.02	$0.02	$0.03	$0.10

Diluted net income per share	$0.02	$0.02	$0.03	$0.10

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,

2001
Total revenues	$14,013	$15,370	$15,856	$14,781
Operating expenses:
Cost of products sold	2,286	1,829	1,609	867
Research and development	10,305	9,998	9,752	8,663
Sales, general and administrative	2,874	3,003	3,306	3,341

Total operating expenses	15,465	14,830	14,667	12,871
Interest income (expense), net	1,667	1,426	1,468	896

Income before income tax expense	215	1,966	2,657	2,806
Income tax expense	35	259	457	555

Net income	$180	$1,707	$2,200	$2,251

Basic net income per share	$0.01	$0.06	$0.07	$0.07

Diluted net income per share	$0.01	$0.05	$0.07	$0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by Section 16(a) is incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

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

Item 14.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)1. Financial Statements

      The following Financial Statements of Symyx Technologies, Inc. and Report of Ernst & Young LLP, have been filed as part of this Form 10-K. See index to Financial Statements under Item 8, above:

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Operations for the Three Years Ended December 31, 2002, 2001 and 2000
Consolidated Statement of Stockholders’ Equity for the Three Year Period Ended December 31, 2002
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(A)2. Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(A)3. Exhibits

      Refer to (C) below.

(B) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the period covered by this report.

(C) Exhibits

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws of Symyx
4.1(3)	Specimen Common Stock Certificate
5.1(3)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.1(3)	Restated Investors Rights Agreement dated March 27, 1998
10.2(3)	1996 Stock Plan and forms of agreements thereunder
10.3(3)	1997 Stock Plan and forms of agreements thereunder
10.4(3)	1999 Employee Stock Purchase Plan
10.5(3)	Form of Director and Executive Officer Indemnification Agreement
10.6(3)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(3)	Standard Industrial/ Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)(3)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8(3)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)(3)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)(3)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)(3)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)(3)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9(3)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(3)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(3)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(3)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(4)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(5)	2001 Nonstatutory Stock Option Plan
21 (6)	List of Subsidiaries
23.1(6)	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to exhibit 3.1(b) filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(2)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2002.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(6)	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

/s/ STEVEN D. GOLDBY

Steven D. Goldby
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2003

/s/ JERYL L. HILLEMAN

Jeryl L. Hilleman
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 11, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

      I, Steven D. Goldby, Chief Executive Officer of Symyx Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Symyx Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN D. GOLDBY

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer

Date: March 11, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

      I, Jeryl L. Hilleman, Senior Vice President and Chief Financial Officer of Symyx Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Symyx Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JERYL L. HILLEMAN

Jeryl L. Hilleman
Senior Vice President,
Chief Financial Officer

Date: March 11, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, Steven D. Goldby, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Symyx Technologies, Inc. on Form 10-K for the period ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Symyx Technologies, Inc.

By:	/s/ STEVEN D. GOLDBY

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer

      I, Jeryl L. Hilleman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Symyx Technologies, Inc. on Form 10-K for the period ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Symyx Technologies, Inc.

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

Signature		Title	Date

By	/s/ STEVEN D. GOLDBY Steven D. Goldby	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2003

By	/s/ JERYL L. HILLEMAN Jeryl L. Hilleman	Senior Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)	March 11, 2003

By	/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 11, 2003

By	/s/ SAMUEL D. COLELLA Samuel D. Colella	Director	March 11, 2003

By	/s/ MARTIN S. GERSTEL Martin S. Gerstel	Director	March 11, 2003

By	/s/ KENNETH J. NUSSBACHER Kenneth J. Nussbacher	Director	March 11, 2003

By	/s/ MARIO M. ROSATI Mario M. Rosati	Director	March 11, 2003

By	/s/ PETER G. SCHULTZ Peter G. Schultz	Director	March 11, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws of Symyx
4.1(3)	Specimen Common Stock Certificate
5.1(3)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.1(3)	Restated Investors Rights Agreement dated March 27, 1998
10.2(3)	1996 Stock Plan and forms of agreements thereunder
10.3(3)	1997 Stock Plan and forms of agreements thereunder
10.4(3)	1999 Employee Stock Purchase Plan
10.5(3)	Form of Director and Executive Officer Indemnification Agreement
10.6(3)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(3)	Standard Industrial/ Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)(3)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8(3)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)(3)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)(3)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)(3)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)(3)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9(3)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(3)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(3)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(3)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(4)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(5)	2001 Nonstatutory Stock Option Plan
21 (6)	List of Subsidiaries
23.1(6)	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to exhibit 3.1(b) filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(2)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2002.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(6)	Filed herewith