Form 10-K/A
period 2002-12-31
SYMYX TECHNOLOGIES INC
filed 2003-03-14
CIK 1095330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

     The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $394,591,799, based on the closing price for the common stock on the Nasdaq National Market on such date.

     As of March 7, 2003, there were 30,972,984 shares of the registrant’s common stock outstanding. The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of such date was $384,677,805, based upon the closing price for the common stock listed on the Nasdaq National Market on such date.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

EXPLANATORY NOTE

     Symyx Technologies, Inc. amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (filed on March 11, 2003), as set forth in this Form 10-K/A (Amendment No. 1), solely to include on the cover page of Form 10-K the aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter and to correct the approximate aggregate market value of the common stock held by non-affiliates as of March 7, 2003. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

/s/ STEVEN D. GOLDBY

Steven D. Goldby
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2003

/s/ JERYL L. HILLEMAN

Jeryl L. Hilleman
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 14, 2003

2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

      I, Steven D. Goldby, Chief Executive Officer of Symyx Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Symyx Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer

Date: March 14, 2003

3

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

      I, Jeryl L. Hilleman, Senior Vice President and Chief Financial Officer of Symyx Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Symyx Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 14, 2003

4

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

5