Form 10-Q
period 2003-03-31
SYMYX TECHNOLOGIES INC
filed 2003-05-06
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

  (Mark One)

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-27765

SYMYX TECHNOLOGIES, INC.

(Exact name of registrant as specified in its chapter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0397908 (I.R.S. Employer Identification No.)

3100 Central Expressway, Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

(408) 764-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 1, 2003, Registrant had outstanding 31,045,903 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Service revenues	$8,612	$8,700
Product sales	4,993	5,601
Royalties and license fees	1,254	211

Total revenues	14,859	14,512
Operating expenses:
Cost of products sold	1,078	645
Research and development	9,380	10,231
Sales, general and administrative	3,792	3,461

Total operating expenses	14,250	14,337

Income from operations	609	175
Interest income (expense), net	580	1,019

Income before income tax expense	1,189	1,194
Income tax expense	476	585

Net income	$713	$609

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Shares used in computing basic net income per share	30,925	30,406

Shares used in computing diluted net income per share	31,614	31,820

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,836	$25,629
Available-for-sale securities	114,144	92,391
Accounts receivable	2,520	6,697
Inventories	2,659	2,240
Interest receivable and other current assets	2,673	2,832

Total current assets	134,832	129,789
Property and equipment, net	23,114	24,196
Deferred tax assets and other assets	3,495	3,383

Total assets	$161,441	$157,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,758	$4,511
Accrued compensation and employee benefits	1,533	1,205
Income taxes payable	1,138	253
Deferred rent	1,029	1,003
Deferred revenue	4,344	3,014
Warranty expense accrual	1,985	1,899

Total current liabilities	14,787	11,885
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 30,987,508 and 30,920,499 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	31	31
Additional paid-in capital	154,563	154,213
Stockholder notes receivable	(325)	(404)
Deferred stock compensation	(56)	(92)
Accumulated other comprehensive income	113	120
Accumulated deficit	(7,672)	(8,385)

Total stockholders’ equity	146,654	145,483

Total liabilities and stockholders’ equity	$161,441	$157,368

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities
Net income	$713	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,987	2,784
Deferred compensation amortization	2	76
Changes in assets and liabilities:
Accounts receivable	4,177	(214)
Inventories	(419)	(1,076)
Prepaid expenses	341	3
Interest receivable and other current assets	(182)	93
Accounts payable and other current liabilities	247	386
Deferred revenue	1,330	1,370
Accrued compensation and employee benefits	328	411
Taxes payable	885	583
Warranty reserves	86	50
Deferred rent	26	47
Other long-term assets	62	(289)

Net cash provided by operating activities	10,583	4,833
Investing activities
Purchase of property and equipment, net	(1,073)	(1,361)
Purchase of available-for-sale securities	(41,583)	(6,133)
Proceeds from maturities of available-for-sale securities	19,105	20,450
Acquisition of technology	(286)	—

Net cash provided by (used in) investing activities	(23,837)	12,956
Financing activities
Proceeds from issuance of common stock, net of repurchases	464	485

Net cash provided by financing activities	464	485
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(4)

Net increase in cash and cash equivalents	(12,793)	18,270
Cash and cash equivalents at beginning of period	25,629	15,621

Cash and cash equivalents at end of period	$12,836	$33,891

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid (refunded)	$(409)	$4

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-speed combinatorial technologies to the discovery of materials for chemical, life science and electronics applications. Symyx provides research services through its Industry Collaborations business, licenses discovered materials and patents through its Licensing business, and sells select instruments and software through its Discovery Tools® business.

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Technologies AG, incorporated in Switzerland, Symyx Discovery Tools, Inc., incorporated in California and Symyx Therapeutics, Inc., incorporated in Delaware. All significant intercompany balances and transactions have been eliminated on consolidation.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentration of Revenue

     For the three months ended March 31, 2003, and 2002 the following customers contributed more than 10% of the Company’s total revenue for the quarter (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Merck & Co., Inc.	$3,739	$2,137
ExxonMobil	2,860	2,206
Undisclosed Partner	1,733	1,275
The Dow Chemical Company	1,076	1,489
Sumitomo Chemical	89	2,815

Total	$9,497	$9,922

     The revenue from the above customers has been included in the following reportable segments for the first quarter ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Industry Collaborations	$5,835	$5,520
Discovery Tools	3,588	4,402
Intellectual Property Licensing	74	—

Total	$9,497	$9,922

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

     Work in process is the only component of inventories for all periods presented and comprises customized Discovery Tools systems in the process of being built. Inventories are carried at the lower of cost or market, determined on a specific identification basis.

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

Changes in the Company’s product warranty expense accrual during the three month period ended March 31, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$1,899
New warranties issued during the period	241
Costs incurred during the period on specific systems	(155)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance as of March 31, 2003	$1,985

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

Stock Based Compensation

     Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of the pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended
	March 31,

	2003	2002

Net income (loss):
As reported	$713	$609
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	76
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,593)	(5,506)

Pro forma	$(2,878)	$(4,821)

Basic net income (loss) per share:
As reported	$0.02	$0.02

Pro forma	$(0.09)	$(0.16)

Diluted net income (loss) per share:
As reported	$0.02	$0.02

Pro forma	$(0.09)	$(0.16)

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans

	Three Months Ended
	March 31,

	2003	2002

Expected dividend	0.0%	0.0%
Risk-free interest rate	2.2%	3.7%
Expected volatility	74.0%	74.0%
Expected life (in years)	3.5	3.5

     The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the three months ended March 31, 2003 and the fiscal year ended December 31, 2002 were $7.02 and $8.33 per share, respectively.

     The value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model and the following weighted average assumptions for issuances made in 2003 and 2002:

	Employee Stock Purchase Plan

	Three Months Ended
	March 31,

	2003	2002

Expected dividend	0.0%	0.0%
Risk-free interest rate	2.1%	2.1%
Expected volatility	55.0%	55.0%
Expected life (in years)	0.5	0.5

2.  Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 2003 and 2002 are as follows (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31,

	2003	2002

Weighted average outstanding shares	30,952	30,659
Shares subject to a right of repurchase	(27)	(253)

Weighted average outstanding – used for basic	30,925	30,406
Dilutive effect of employee stock options, using the treasury stock method	662	1,161
Shares subject to a right of repurchase	27	253

Weighted average outstanding and dilutive equivalents – used for diluted	31,614	31,820

3.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only components of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

     The components of comprehensive income, net of tax, for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$713	$609
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(4)	(290)
Foreign currency translation adjustment	(3)	(4)

Other comprehensive income (loss)	(7)	(294)

Comprehensive income	$706	$315

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of accumulated other comprehensive income, net of tax, at March 31, 2003 and December 31, 2002 are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Unrealized gains on available-for-sale securities	$129	$133
Foreign currency translation adjustment	(16)	(13)

Accumulated other comprehensive income	$113	$120

4.  Segment Disclosure

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31,

	2003	2002

Industry Collaborations:
Chemicals	$5,055	$4,359
Electronic materials	1,579	1,646
Life sciences	1,227	1,970
Industrial polymers	434	725

	8,295	8,700
Discovery Tools	5,474	5,601
Intellectual Property Licensing	1,090	211

Total	$14,859	$14,512

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Statement of Operations as follows (in thousands).

	Three Months Ended March 31, 2003

	Service		Royalties and	Total
	Revenues	Product sales	License Fees	Revenue

Industry Collaborations	$8,295	$—	$—	$8,295
Discovery Tools	317	4,993	164	5,474
Intellectual Property Licensing	—	—	1,090	1,090

Total	$8,612	$4,993	$1,254	$14,859

Geographic Area Data

     All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenues are attributed to the following geographic locations based on the physical location of Symyx’ customers (in thousands).

	Three Months Ended
	March 31,

	2003	2002

United States	$12,661	$10,644
Japan	1,545	3,719
Mexico	4	84
Germany	400	—
Netherlands	130	—
United Kingdom	119	65

Total	$14,859	$14,512

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Quarterly Report on Form 10-Q as “Factors Affecting Future Results” and “Other Risk Factors”.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

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

     As of March 31, 2003, our accumulated deficit was approximately $7.7 million. We may incur additional operating losses in the future as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

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

     We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled. As of March 31, 2003, we had deferred revenues of approximately $4.3 million, compared with $3.0 million at December 31, 2002. The terms of our collaboration agreements generally require us to perform minimum levels of research.

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

     See Note 1 of Notes to Condensed Consolidated Financial Statements for a further discussion of our revenue recognition policies.

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

Research and Development Costs

     We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, “Accounting for Research and Development Costs”, and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

Accounting for Income Taxes

     Income taxes have been provided using the liability method. Our effective tax rate for fiscal year 2003 is based on our projection of the estimated future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Establishing this valuation allowance involves significant judgment, since we have a limited history of profitability and the period over which the potential future benefit from the deferred tax assets may be realized is quite long.

Employee Stock Options

     We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price.

Results of Operations

Revenues

     Our total revenue for the three months ended March 31, 2003 was $14.9 million, compared to $14.5 million from the same period in 2002. This increase was due to the increased revenue generated by our Intellectual Property Licensing business, which generated $1.1 million of revenue in the three months ended March 31, 2003, up from $211,000 in the same period in 2002. Product sales revenue for the three months ended March 31, 2003 included revenue from the sale of Discovery Tools Systems to both Merck and to North Dakota State University and payments from The Dow Chemical Company and ExxonMobil Chemical. Service revenue from collaborations decreased due to a change in the mix of collaborative contracts being undertaken during the first quarter of 2003.

     ExxonMobil, Merck, and an Undisclosed Partner accounted for 19%, 25%, and 12% of total revenue, respectively, for the three months ended March 31, 2003, and for 15%, 15%, and 9% of revenue, respectively, for the same period in 2002.

     We segregate revenue by Industry Collaborations, Discovery Tools and Intellectual Property Licensing. Industry collaboration revenue is further segregated into four categories for purposes of internal management reporting: chemicals, electronic materials, life sciences and industrial polymers.

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Industry Collaborations:
Chemicals	$5,055	$4,359
Electronic materials	1,579	1,646
Life sciences	1,227	1,970
Industrial polymers	434	725

	8,295	8,700
Discovery Tools	5,474	5,601
Intellectual Property Licensing	1,090	211

Total	$14,859	$14,512

Industry Collaboration Revenue

     The increase in chemicals revenue for the three months ended March 31, 2003 resulted primarily from the commencement of the BP collaboration in 2003. The decrease in life sciences revenue was due mainly to the conclusion of the Merck polymorph development collaboration upon shipment of the system to Merck in late 2002, which was partially offset by the commencement of a new development collaboration with Merck. The decrease in industrial polymers revenue was due to the conclusion of the Unilever collaboration at the end of 2002, partially offset by collaborative revenue received from a new undisclosed partner.

Discovery Tools Revenue

     Discovery Tools revenue was mainly attributable to the shipment of Discovery Tools systems to Merck and North Dakota State University during the quarter ended March 31, 2003. Discovery Tools revenue in the quarter ended March 31, 2002 included the sale of a Solubility system to Eli Lilly and final license payments from Sumitomo for systems shipped to them in 2001.

Intellectual Property Licensing

     The increase in Intellectual Property Licensing revenue for the three months ended March 31, 2003 was due to intellectual property license fees received from General Electric and Bayer, together with license fees received from third parties for the use of our software and certain other intellectual property and know how.

Cost of Products Sold

     Cost of products sold was $1.1 million, or 22% of product sales revenue for the three months ended March 31, 2003, compared to $645,000, or 12% of product sales revenue for the same period in 2002. The increase in the cost of products sold was due to the change in the product mix shipped in the respective quarters.

     The cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volume in each period.

Research and Development Expenses

     Our research and development expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue for the three months ended March 31, 2003, for whom we conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of current collaborative efforts

ExxonMobil	12/31/2003	Catalysts for certain commodity chemicals including olefins
Dow Chemical	6/30/2004	Catalysts for Polyolefins
BP	12/31/2004	Catalysts for certain commodity chemicals
Undisclosed Partner	4/30/2003 and 8/30/2003	Electrocatalysts and tool development

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 52% of research & development efforts in the first three months of 2003 were undertaken for collaborative projects funded by our partners, and approximately 48% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

     Research and development expenses for the three months ended March 31, 2003 were $9.4 million, a decrease of $851,000, or 8% from the same period in 2002. The decrease was due primarily to the decreases in research and development labor, supplies and outside research services for the three months ended March 31, 2003.

     Research and development expenses represented 63% of total revenue in the three months ended March 31, 2003 and 71% of total revenue in the same period in 2002. The decrease as a percentage of total revenue in 2003 was due primarily to revenue increases associated with a reduction in consultants and outside research costs in 2003. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses were $3.8 million, an increase of $331,000 or 10% from $3.5 million for the same period in 2002. This increase was due primarily to the addition of business development and patent attorney headcounts and increased legal compliance fees, partially offset by a reduction in the use of consultants and other outside services.

     Sales, general and administrative expenses represented 26% and 24% of total revenue for the three month periods ended March 31, 2003 and 2002, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance, and increasing professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was approximately $580,000 for the three month period ended March 31, 2003, and $1.0 million for the same period in 2002. This decrease was due to the impact of lower average interest rates in the three months ended March 31, 2003. There was no interest expense for the three month period ended March 31, 2003. Amounts owed under equipment financing loans used to partially fund our initial acquisition of equipment were fully repaid at December 31, 2001, resulting in interest expense decreasing to $9,000 for the three month period ended March 31, 2002.

Provision for Income Taxes

     We recorded an income tax expense of $476,000 for the three months ended March 31, 2003 and $585,000 for the same period in 2002. The effective tax rate was 40% for the three months ended March 31, 2003 and 49% for the same period in 2002. The decrease in our effective tax rate in the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002 was due to our anticipation that we will be able to record deferred tax assets for temporary differences that arise in the current year and therefore will not need to provide a valuation allowance for these new deferred tax assets. We do not, however, have a sufficient history of profitability to fully benefit all of our historic deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes is substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We review the need for a valuation allowance on a quarterly basis.

Recent Accounting Pronouncements

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We have no guarantees of indebtedness that would be affected by FIN 45. The disclosure provision related to product warranties is included in Note 1 to the Condensed Consolidated Financial Statements. We do not believe there will be a material effect upon our financial condition or results from operations from the adoption of the provisions of FIN 45.

Consolidation of Variable Interest Entities

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

Balance Sheet and Cash Flows

     We had positive cash flow from operations and financing activities and used cash in investing activities for the three months ended March 31, 2003. At March 31, 2003 we had cash, cash equivalents and available-for-sale securities of approximately $127.0 million, an increase of $9.0 million from December 31, 2002.

     As of March 31, 2003, we had no long-term liabilities.

     Our operating activities provided $10.6 million and $4.8 million of cash during the three months ended March 31, 2003 and 2002, respectively. The sources of cash for the three month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses.

     Net cash used in investing activities during the three months ended March 31, 2003 was $23.8 million, and investing activities provided $13.0 million in the same period in 2002. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $464,000 million and $485,000 million during the three months ended March 31, 2003 and 2002, respectively. These amounts were primarily the proceeds from the exercise of stock options.

     Current liabilities increased by approximately $2.9 million at March 31, 2003 as compared to December 31, 2002. The increase was due primarily to an increase in deferred revenue and income taxes payable and accrued accounts payable at March 31, 2003. Deferred revenue increased at March 31, 2003, as compared to December 31, 2002 due to the timing of the receipt of advance payments from certain customers. Income taxes payable increased at March 31, 2003 compared to December 31, 2002 due to our ongoing profitability. Our warranty expense accrual at March 31, 2003 is higher than December 31, 2002, reflecting an increase in our installed base of Discovery Tools Systems subject to warranty.

Backlog

     As of March 31, 2003, our customers have contractually committed to future funding of approximately $28.8 million for the purchase by customers of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners, excluding milestone payments which are contingent upon the success of the research.

Commitments

     As of March 31, 2003, our principal commitments were $14.8 million. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next eight years.

     Future commitments under the operating leases for our facilities are as follows (in thousands):

Fiscal years ending December 31,

2003 (remaining nine months)	$1,515
2004	2,084
2005	2,169
2006	2,240
2007	2,321
Thereafter	4,430

$14,759

     In March 2003, we exercised our option to purchase for approximately $3.9 million, the land and building at 3100 Central Expressway, Santa Clara, CA which houses our head office. This acquisition was completed in April 2003 and will reduce the future commitments shown in the table above by approximately $1.8 million.

     As of March 31, 2002, we have purchase commitments for inventory of approximately $1.1 million.

     We believe that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Contingencies

     We are a party to a legal proceeding that has arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on our consolidated financial position, results from operations, or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2003. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between Symyx and related parties during the three months ended March 31, 2003 were:

•	existing loans originally provided to certain employees and executive officers for the exercise of stock options prior to our initial public offering in 1999 and partial repayment of these loans during the three months ended March 31, 2003; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

Factors Affecting Future Results

     Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. These are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We may not be able to achieve sustained profitability

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

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	developments or disputes concerning patent or other proprietary rights;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of license fees we receive from third parties who license our intellectual property;

•	the size and timing of royalties we receive from third parties who license our laboratory instruments and software for resale;

•	the size and timing of internal research and development programs we undertake on an un-funded basis;

•	the size and timing of intellectual property licensing agreements we may enter into;

•	changes in estimates and underlying assumptions related to our warranty expense accrual, inventory valuation reserve, and income tax valuation allowance;

•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

•	changes in accounting rules and regulations, including those related to revenue recognition and accounting for stock options granted to employees; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

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

     The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

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

     We rely upon trade secret protection for certain of our confidential information. We have taken measures to protect our confidential information. These measures may not provide adequate protection for our trade secrets or other confidential information. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend time and money.

     Our success depends on our ability to enforce our intellectual property through either litigation or licensing. As we become more involved in licensing, there is a greater likelihood of intellectual property litigation. Should such litigation occur, expenses, distractions and risks associated with the litigation could cause us to lose focus or may otherwise harm our profitability and weaken our intellectual property position. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing on our intellectual property and obtaining commercially significant compensation for such infringement.

     With regard to maintaining the validity of our intellectual property, intellectual property litigation can be successful only if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. Also, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office, that challenge the validity of the patents we have obtained there. Our success depends on securing valid patents of commercially significant scope. Also, we are involved in some enforcement proceedings that are not material, but which are a distraction related to a market that is not commercially significant. Such non-material proceedings nonetheless place demands on managerial and financial resources and subject the validity of our intellectual property to risk, and our success will depend in part upon the ability to successfully conclude such non-material proceedings. Additional proceedings such as this can adversely affect our intellectual property while causing us to spend resources on the enforcement proceeding without significant commercial advantage.

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

     Our commercial success also depends in part on ensuring we do not infringe patents or other proprietary rights of third parties. Others have filed, and in the future are likely to file, patent applications covering technologies that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party and this would increase our costs of operations and harm our operating results.

     Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products, or be required to cease commercializing affected products, which would harm our operating results.

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

     There have been no material changes in the reported market risks since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Based on an evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently not a party to any material pending legal proceedings.

     We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

     In April 2002, we sent a letter to Hazard Evaluation Laboratories, Inc. and Hazard Evaluation Laboratory Limited (collectively “HEL”) demanding that HEL remove certain HEL products from the U.S. market and that their customers discontinue use of such products. In response, HEL filed an action on May 17, 2002, seeking a declaratory judgment that certain HEL products do not infringe our U.S. Patent No. 6,306,658. HEL also asserts that the ‘658 patent is invalid. We have answered the complaint and counterclaimed for infringement of the ‘658 patent as well as infringement of newly issued U.S. Patent No. 6,455,316. The parties have participated in a mediated settlement and have tentatively reached an agreement. We have reserved the right to enforce our patent rights in a lawsuit if a final agreement in accordance with the terms of the proposed settlement is not reached. We do not expect that the ultimate cost of resolving this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

          In January 2000, we entered into a License and Joint Development Agreement with Applied Biosystems Group. In February 2003, we initiated a binding arbitration proceeding, asserting that Applied Biosystems Group owes us certain payments in accordance with obligations under our Agreement. Applied Biosystems Group raised certain counter claims against us to be resolved in the arbitration. We have taken the position that these counter claims are without merit and are also outside the scope of the arbitration. The dates for the arbitration proceedings have been tentatively set for the summer of 2003, and we cannot make any assessment as to the probable outcome.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.7(b)	Bill of Sale, Assignment and Termination of Lease dated April 3, 2003 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for real property and related assets located at 3100 Central Expressway, Santa Clara, California.

	10.7(c)	Grant Deed recorded April 3, 2003 by Patrick and Bette Ng, Co-Trustees for The Ng Living Trust to Symyx, for real property and related assets located at 3100 Central Expressway, Santa Clara, California.

	99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Forms 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 6, 2003

/s/ Steven D. Goldby

Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By:	/s/ Steven D. Goldby

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By:	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.7(b)	Bill of Sale, Assignment and Termination of Lease dated April 3, 2003 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for real property and related assets located at 3100 Central Expressway, Santa Clara, California.

10.7(c)	Grant Deed recorded April 3, 2003 by Patrick and Bette Ng, Co-Trustees for The Ng Living Trust to Symyx, for real property and related assets located at 3100 Central Expressway, Santa Clara, California.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.