Form 10-Q
period 2003-06-30
SYMYX TECHNOLOGIES INC
filed 2003-08-08
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☒   No ☐

As of August 1, 2003, Registrant had outstanding 31,318,297 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Revenues:
Service revenues from research collaborations and grants	$8,486	$9,391	$17,098	$18,091
Service revenues - related party	435	—	435	—
Product sales	3,634	3,331	8,627	8,932
License fees and royalties	2,442	1,263	3,696	1,474

Total revenues	14,997	13,985	29,856	28,497
Operating expenses:
Cost of products sold	800	794	1,878	1,439
Research and development	9,713	9,630	19,093	19,861
Research and development – related party	435	—	435	—
Sales, general and administrative	3,579	3,232	7,371	6,693

Total operating expenses	14,527	13,656	28,777	27,993

Income from operations	470	329	1,079	504
Interest income (expense), net	487	871	1,067	1,890

Income before income tax expense	957	1,200	2,146	2,394
Income tax expense	339	516	815	1,101

Net income	$618	$684	$1,331	$1,293

Basic net income per share	$0.02	$0.02	$0.04	$0.04

Diluted net income per share	$0.02	$0.02	$0.04	$0.04

Shares used in computing basic net income per share	31,020	30,577	30,972	30,492

Shares used in computing diluted net income per share	32,113	31,792	31,863	31,806

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,115	$25,629
Available-for-sale securities	111,440	92,391
Accounts receivable	3,261	6,697
Inventories	3,469	2,240
Interest receivable and other current assets	2,639	2,832

Total current assets	133,924	129,789
Property, plant and equipment, net	26,132	24,196
Deferred tax assets and other assets	3,133	3,383

Total assets	$163,189	$157,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,457	$4,511
Accrued compensation and employee benefits	1,311	1,205
Income taxes payable	1,491	253
Deferred rent	625	1,003
Deferred revenue	4,212	3,014
Warranty expense accrual	2,036	1,899

Total current liabilities	15,132	11,885
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 31,060,944 and 30,920,499 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	31	31
Additional paid-in capital	155,218	154,213
Stockholder notes receivable	(157)	(404)
Deferred stock compensation	(33)	(92)
Accumulated other comprehensive income	52	120
Accumulated deficit	(7,054)	(8,385)

Total stockholders’ equity	148,057	145,483

Total liabilities and stockholders’ equity	$163,189	$157,368

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30

	2003	2002

Operating activities
Net income	$1,331	$1,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,942	5,436
Deferred compensation amortization	25	98
Changes in assets and liabilities:
Accounts receivable	3,436	(3,037)
Inventories	(1,229)	(1,643)
Prepaid expenses	92	(83)
Interest receivable and other current assets	101	220
Other long-term assets	101	(299)
Accounts payable and other accrued liabilities	946	728
Deferred revenue	1,198	3,900
Accrued compensation and employee benefits	106	89
Income taxes payable	1,238	359
Warranty expense accrual	137	11
Deferred rent	64	90

Net cash provided by operating activities	13,488	7,162
Investing activities
Purchase of property and equipment, net	(6,523)	(2,687)
Purchase of available-for-sale securities	(65,614)	(6,133)
Proceeds from maturities of available-for-sale securities	44,915	44,730
Acquisition of technology	(65)	—

Net cash provided by (used in) investing activities	(27,287)	35,910
Financing activities
Proceeds from issuance of common stock, net of repurchases	1,287	1,404

Net cash provided by financing activities	1,287	1,404
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	2

Net increase in cash and cash equivalents	(12,514)	44,478
Cash and cash equivalents at beginning of period	25,629	15,621

Cash and cash equivalents at end of period	$13,115	$60,099

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$(446)	$745

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2003 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Technologies AG, incorporated in Switzerland and Symyx Discovery Tools, Inc., incorporated in California. All significant intercompany balances and transactions have been eliminated on consolidation.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Revenue reported in previous quarters as product and license revenue is now reported separately as revenue from product sales and revenue from royalties and license fees. Segment revenues for prior periods have been reclassified to conform to the current period presentations.

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

Concentration of Revenue

     For the three and six months ended June 30, 2003, and 2002 the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

ExxonMobil	$4,869	$3,455	$7,729	$5,661
Merck & Co.	1,149	630	4,888	2,767
North Dakota State University	1,578	—	2,860	—
Undisclosed Partner	1,850	1,975	3,583	3,250

Total	$9,446	$6,060	$19,060	$11,678

     The revenue from the above customers has been included in the following reportable segments for the three and six month periods ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Industry Collaborations	$3,979	$5,381	$7,829	$9,900
Discovery Tools	3,217	639	8,981	1,738
Intellectual Property Licensing	2,250	40	2,250	40

Total	$9,446	$6,060	$19,060	$11,678

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

Changes in the Company’s product warranty expense accrual during the six month period ended June 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$1,899
New warranties issued during the period	398
Costs incurred during the period on specific systems	(261)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance as of June 30, 2003	$2,036

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

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income (loss):
As reported	$618	$684	$1,331	$1,293
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23	22	25	98
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,462)	(6,641)	(7,057)	(12,147)

Pro forma	$(2,821)	$(5,935)	$(5,701)	$(10,756)

Basic net income (loss) per share:
As reported	$0.02	$0.02	$0.04	$0.04

Pro forma	$(0.09)	$(0.19)	$(0.18)	$(0.35)

Diluted net income (loss) per share:
As reported	$0.02	$0.02	$0.04	$0.04

Pro forma	$(0.09)	$(0.19)	$(0.18)	$(0.35)

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	3.7%	2.2%	3.7%
Expected volatility	68.0%	74.0%	68.0%	74.0%
Expected life (in years)	3.5	3.5	3.5	3.5

     The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three and six month periods ended June 30, 2003 were $7.92 and $7.11 per share, respectively, and for the three and six month periods ended June 30, 2002 was $8.33 per share.

     The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model and the following weighted average assumptions for issuances made in 2003 and 2002:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	2.1%	2.1%	2.1%
Expected volatility	44.0%	55.0%	44.0%	55.0%
Expected life (in years)	0.5	0.5	0.5	0.5

2.  Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Weighted average outstanding shares	31,036	30,788	30,994	30,724
Shares subject to a right of repurchase	(16)	(211)	(22)	(232)

Weighted average outstanding shares – used for basic	31,020	30,577	30,972	30,492
Dilutive effect of employee stock options, using the treasury stock method	1,077	1,004	869	1,082
Shares subject to a right of repurchase	16	211	22	232

Weighted average outstanding shares and dilutive potential shares – used for diluted	32,113	31,792	31,863	31,806

3.   Related Party Transactions

     In January 2003, the Company formed Symyx Therapeutics, Inc. (“STI”) as a wholly owned subsidiary. In connection with the formation of STI, the Company licensed to STI exclusive rights to certain of the Company’s intellectual property within a specific field with no cost basis to the Company, while retaining the rights to use and commercialize certain data generated by STI outside its field. From STI’s inception through May 6, 2003, the operating results of STI were consolidated into the Company’s financial statements. On May 6, 2003, STI completed a private financing with outside investors led by The Sprout Group and 5am Ventures, raising an aggregate of $8 million, which reduced the Company’s ownership position in STI to approximately 46% of shares outstanding. In connection with STI’s financing, the Company retained the right to designate one of three members of STI’s Board of Directors. The Company’s current designee to STI’s Board is our President, Isy Goldwasser, who also currently serves as STI’s Treasurer.

     The Company accounts for its ownership interest in STI on the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of STI. As the Company’s investment in STI has no cost basis for accounting purposes under generally accepted accounting principles, the Company has not recorded any proportionate share of STI’s operating losses in its financial statements since the completion of STI’s initial financing.

     On February 6, 2003, the Company loaned $265,000 to STI pursuant to a Loan and Security Agreement. STI repaid the loan in full, together with approximately $1,000 of interest, on May 6, 2003.

     On May 6, 2003, the Company also entered into an 18 month Collaborative Research and License Agreement with STI. Under the terms of this Agreement, STI pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Agreement during the quarter ended June 30, 2003 amounted to $435,000 and was classified as related party revenue.

     The Company has no repurchase rights with respect to either the licensed technology or the results of research conducted under the Collaborative Research and License Agreement.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only components of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

     The components of comprehensive income, net of tax, for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income	$618	$684	$1,331	$1,293
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(63)	(27)	(67)	(316)
Foreign currency translation adjustment	2	6	(1)	2

Other comprehensive income (loss)	(61)	(21)	(68)	(314)

Comprehensive income	$557	$663	$1,263	$979

     The components of accumulated other comprehensive income, net of tax, at June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Unrealized gains on available-for-sale securities	$66	$133
Foreign currency translation adjustment	(14)	(13)

Accumulated other comprehensive income	$52	$120

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Industry Collaborations	$9,465	$8,111	$16,533	$14,881
Industry Collaborations - Related Party	435	—	435	—
Discovery Tools	4,970	4,651	11,671	12,183
Intellectual Property Licensing	127	1,223	1,217	1,433

Total	$14,997	$13,985	$29,856	$28,497

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Statement of Operations as follows (in thousands).

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2003

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$7,215	$—	$2,250	$9,465
Industry Collaborations - Related Party	435	—	—	435
Discovery Tools	1,271	3,634	65	4,970
Intellectual Property Licensing	—	—	127	127

Total	$8,921	$3,634	$2,442	$14,997

	Three Months Ended June 30, 2002

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$8,111	$—	$—	$8,111
Discovery Tools	1,280	3,331	40	4,651
Intellectual Property Licensing	—	—	1,223	1,223

Total	$9,391	$3,331	$1,263	$13,985

	Six Months Ended June 30, 2003

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$14,283	$—	$2,250	$16,533
Industry Collaborations - Related Party	435	—	—	435
Discovery Tools	2,815	8,627	229	11,671
Intellectual Property Licensing	—	—	1,217	1,217

Total	$17,533	$8,627	$3,696	$29,856

	Six Months Ended June 30, 2002

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$14,881	$—	$—	$14,881
Discovery Tools	3,210	8,932	41	12,183
Intellectual Property Licensing	—	—	1,433	1,433

Total	$18,091	$8,932	$1,474	$28,497

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Area Data

     All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenues are attributed to the following geographic locations based on the physical location of Symyx’ customers (in thousands).

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

United States	$13,285	$12,728	$25,680	$23,337
Japan	1,429	988	3,241	4,708
Mexico	15	13	19	97
Europe	268	256	916	355

Total	$14,997	$13,985	$29,856	$28,497

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

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

     As of June 30, 2003, our accumulated deficit was approximately $7.1 million. We may incur additional operating losses in the future as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

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

     We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled. As of June 30, 2003, we had deferred revenues of approximately $4.2 million, compared with $3.0 million at December 31, 2002. The terms of our collaboration agreements generally require us to perform minimum levels of research.

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

Employee Stock Options

     We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair value of our common stock on the date options were granted and the exercise price.

Results of Operations

Revenues

     Our total revenue for the three months ended June 30, 2003 was $15.0 million, compared to $14.0 million from the same period in 2002. This increase was primarily due to new collaborative research contracts in 2003 with BP and Univation, increased funding from ExxonMobil and an increase in product sales. Product sales revenue for the three months ended June 30, 2003 included revenue from the sale of Discovery Tools Systems to both Battelle Memorial Institute and to North Dakota State University as well as additional payments from The Dow Chemical Company and ExxonMobil Chemical. Revenue for the six months ended June 30, 2003 increased 5% to $29.9 million from $28.5 million for the same period in 2002. This increase was primarily attributable to new collaborative research contracts in 2003 with BP and Univation and increased funding from ExxonMobil, partially offset by lower revenue in 2003 due to the expiration of the Unilever collaboration at the end of 2002.

     ExxonMobil, North Dakota State University and an Undisclosed Partner accounted for 32%, 11% and 12% of total revenue, respectively, for the three months ended June 30, 2003, and for 25%, 0% and 14% of revenue, respectively, for the same period in 2002. Merck, ExxonMobil, North Dakota State University and an Undisclosed Partner accounted for 16%, 26%, 10% and 11% of total revenue, respectively, for the six months ended June 30, 2003, and for 10%, 20%, 0% and 11% of revenue, respectively, for the same period in 2002.

     We segregate revenue by Industry Collaborations, Discovery Tools and Intellectual Property Licensing.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Industry Collaborations	$9,465	$8,111	$16,533	$14,881
Industry Collaborations - Related Party	435	—	435	—
Discovery Tools	4,970	4,651	11,671	12,183
Intellectual Property Licensing	127	1,223	1,217	1,433

Total	$14,997	$13,985	$29,856	$28,497

Industry Collaboration Revenue

     The increases in revenue for the three and six month periods ended June 30, 2003 over the same periods in 2002 resulted primarily from new collaborative research contracts in 2003 with BP and Univation, increased funding received in 2003 under the ExxonMobil collaboration, partially offset by the expiration of the Unilever agreement in December 2002. Revenue resulting from the Company’s Research Agreement with Symyx Therapeutics, Inc., a related party, commenced during the quarter ended June 30, 2003. The revenue for the quarter resulting from this agreement was $435,000.

Discovery Tools Revenue

     Discovery Tools revenue for the three months ended June 30, 2003 was mainly attributable to the shipment of Discovery Tools systems to Battelle Memorial Institute and North Dakota State University.

     Discovery Tools revenue for the six months ended June 30, 2003 was attributable to the shipment of Discovery Tools Systems to Merck, Battelle Memorial Institute and North Dakota State University and to payments received from The Dow Chemical Company and ExxonMobil Chemical.

Intellectual Property Licensing

     The decrease in Intellectual Property Licensing revenue for the three and six months ended June 30, 2003 was primarily due to the fact that we received a one-time license fee from an undisclosed partner in the second quarter of 2002.

Cost of Products Sold

     Cost of products sold was $800,000, or 22% of product sales revenue for the three months ended June 30, 2003, compared to $794,000, or 24% of product sales revenue for the same period in 2002. Cost of products sold was $1.9 million, or 22% of product sales revenue for the six months ended June 30, 2003, compared to $1.4 million, or 16% of product sales revenue for the same period in 2002. These fluctuations in the cost of products sold are primarily due to the change in the product mix shipped in the respective quarters.

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

     Total research and development expenses for the three months ended June 30, 2003 were $10.1 million, an increase of approximately 5% from the same period in 2002. This increase was primarily due to an increase in technical headcount and related expenses. For the six months ended June 30, 2003, research and development expenses decreased approximately 2% to $19.5 million from $19.9 million for the same period in 2002. This decrease was due primarily to a reduction in payments to third parties to undertake research on our behalf and a reduction in the use of outside consultants. Related party research and development expenses, which are the direct costs incurred relating to our research agreement with Symyx Therapeutics, an affiliated party, were $435,000, for the three and six month periods ended June 30, 2003.

     Research and development expenses represented 68% and 65% of total revenue in the three and six month periods ended June 30, 2003, respectively, and 69% and 70% of total revenue for the same periods in 2002, respectively. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue for the six months ended June 30, 2003, for whom we conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Current Research

Partner	Contract Ends	Primary focus of current collaborative efforts

BP	12/31/2004	Catalysts for certain commodity chemicals
Dow Chemical	6/30/2004	Catalysts for Polyolefins
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins
Undisclosed Partner	8/30/2003 and	Electrocatalysts and tool development
4/30/2004

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 58% of research & development efforts in the first six months of 2003 were undertaken for collaborative projects funded by our partners, approximately 23% of research effort was on our own internally funded research and approximately 19% of development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended June 30, 2003 were $3.6 million, an increase of 11% from $3.2 million for the same period in 2002. For the six months ended June 30, 2003, sales, general and administrative expenses increased 10% to $7.4 million from $6.7 million for the same period in 2002. These increases were due primarily to an increase in business development and legal patent related costs in 2003, partially offset by the fact that sales, general and administrative expenses in 2002 included the payment of sales commissions on Discovery Tools sales in Japan.

     Sales, general and administrative expenses represented 24% and 25% of total revenue for the three and six month periods ended June 30, 2003, respectively, compared with 23% of total revenue for each of the three and six month periods ended June 30, 2002, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance, and increasing professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was approximately $487,000 and $1.1 million for the three and six month periods ended June 30, 2003, respectively, down from $871,000 and $1.9 million for the same periods in 2002. These decreases were due to the impact of lower average interest rates in the three and six month periods ended June 30, 2003 respectively. We anticipate that our interest income in 2003 will be significantly lower than 2002, due to our higher yielding securities being progressively replaced, on either maturity or sale, with securities yielding substantially lower interest rates in 2003. There was no interest expense for the three or six month periods ended June 30, 2003. Interest expense for the three and six month periods ended June 30, 2002 were nil and $9,000 respectively. The decrease in interest expense was due to the repayment of all amounts owing under our equipment and facility loans effective December 31, 2001.

Provision for Income Taxes

     We recorded an income tax expense of $339,000 and $815,000 for the three and six month periods ended June 30, 2003, respectively, and $516,000 and $1.1 million for the same periods in 2002, respectively. The effective tax rate was 35% and 38%, respectively, for the three and six months ended June 30, 2003, and 43% and 46% respectively for the same periods in 2002. The decrease in our effective tax rate in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002 was due to our anticipation that we will be able to record deferred tax assets for temporary differences that arise in the current year and therefore will not need to provide a valuation allowance for these new deferred tax assets. We do not, however, have a sufficient history of profitability to fully benefit all of our historical deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes has been substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We review the need for a valuation allowance on a quarterly basis.

Recent Accounting Pronouncements

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We have no guarantees of indebtedness that would be affected by FIN 45. The disclosure provision related to product warranties is included in Note 1 to the Condensed Consolidated Financial Statements. There was no material effect upon our financial condition or results from operations from the adoption of the provisions of FIN 45.

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

Balance Sheet and Cash Flows

     We had positive cash flow from operations and financing activities and used cash in investing activities for the six months ended June 30, 2003. At June 30, 2003 we had cash, cash equivalents and available-for-sale securities of approximately $124.6 million, an increase of $6.5 million from December 31, 2002.

     As of June 30, 2003, we had no long-term liabilities.

     Our operating activities provided $13.5 million and $7.2 million of cash during the six months ended June 30, 2003 and 2002, respectively. The sources of cash for the six month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses.

     Net cash used in investing activities during the six months ended June 30, 2003 was $27.3 million, and investing activities provided $35.9 million in the same period in 2002. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. During the six months ended June 30, 2003, we exercised our option to purchase for approximately $3.9 million, the land and building at 3100 Central Expressway, Santa Clara, CA. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $1.3 million and $1.4 million during the six months ended June 30, 2003 and 2002, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from the Company’s employee stock purchase plan.

     Current liabilities increased by approximately $3.2 million at June 30, 2003 as compared to December 31, 2002. The increase was due primarily to an increase in deferred revenue and income taxes payable and accrued accounts payable at June 30, 2003. Deferred revenue increased at June 30, 2003, as compared to December 31, 2002 due to the timing of the receipt of advance payments from certain customers. Income taxes payable increased at June 30, 2003 compared to December 31, 2002 due to our ongoing profitability. Our warranty expense accrual at June 30, 2003 is higher than December 31, 2002, reflecting an increase in our installed base of Discovery Tools Systems subject to warranty.

Backlog

     As of June 30, 2003, our customers have contractually committed to future funding of approximately $29.8 million for the purchase of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners, excluding milestone and royalty payments which are contingent upon the success of the research.

Commitments

     As of June 30, 2003, our principal commitments were $12.5 million. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next eight years.

     Future commitments under the operating leases for our facilities are as follows (in thousands):

Fiscal years ending December 31,

2003 (remaining six months)	$842
2004	1,733
2005	1,798
2006	1,850
2007	1,911
Thereafter	4,361

$12,495

     As of June 30, 2002, we have purchase commitments for inventory of approximately $240,000.

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

Contingencies

     We are a party to a legal proceeding that has arisen in the ordinary course of business. While the outcome of this proceeding cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on our consolidated financial position, results from operations, or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2003. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended June 30, 2003 were:

•	a loan totaling $265,000 made to Symyx Therapeutics, Inc. pursuant to a Loan and Security Agreement. Symyx Therapeutics, Inc. repaid the loan, with interest, in full on May 6, 2003.

•	revenue received for work performed under a Research Agreement with Symyx Therapeutics, Inc. during the quarter ended June 30, 2003 amounting to $435,000. We have received payment in full from Symyx Therapeutics, Inc. for this work;

•	existing loans originally provided to certain employees and executive officers for the exercise of stock options prior to our initial public offering in 1999 and partial repayment of these loans during the six months ended June 30, 2003; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

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

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries which would result in royalties;

•	developments or disputes concerning patent or other proprietary rights;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of license fees we receive from third parties who license our intellectual property;

•	the size and timing of royalties we receive from third parties, including those who license our laboratory instruments and software for resale;

•	the size and timing of internal research and development programs we undertake on an un-funded basis;

•	the size and timing of intellectual property licensing agreements we may enter into;

•	changes in estimates and underlying assumptions related to our warranty expense accrual, inventory valuation reserve, and income tax valuation allowance;

•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

•	changes in accounting rules and regulations, including those related to revenue recognition and accounting for stock options granted to employees; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In April 2002, we sent a letter to Hazard Evaluation Laboratories, Inc. and Hazard Evaluation Laboratory Limited (collectively “HEL”) demanding that HEL remove certain HEL products from the U.S. market and that their customers discontinue use of such products. In response, HEL filed an action on May 17, 2002, seeking a declaratory judgment that certain HEL products do not infringe our U.S. Patent No. 6,306,658. HEL also asserted that the ‘658 patent is invalid. We answered the complaint and counterclaimed for infringement of the ‘658 patent as well as infringement of a newly issued U.S. Patent No. 6,455,316. In June 2003, the parties settled the case, with HEL taking a license to certain of Symyx’ intellectual property and the case has been dismissed with prejudice.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Symyx was held on May 29, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

a) Our stockholders elected the following persons as Class I directors of Symyx, with votes for and votes withheld listed below for each nominee:

Nominee	Votes For	Votes Withheld

Thomas R. Baruch	25,867,204	369,905
Samuel D. Colella	25,613,300	623,809
Martin S. Gerstel	25,863,671	373,438

     Kenneth J. Nussbacher, Mario M. Rosati and Peter G. Schultz continued their terms as our Class III directors, and Steven D. Goldby continued his term as our Class II director.

b) Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors of Symyx Technologies, Inc., for the fiscal year ending December 31, 2003. There were 25,049,605 votes in favor of, and 1,181,354 votes cast against, the proposal. There were 6,150 abstentions.

c) Our stockholders approved the amendment to the Company’s Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 100,000,000 to 60,000,000 shares. There were 26,005,813 votes in favor of, and 203,203 votes cast against, the proposal. There were 28,093 abstentions.

d) Our stockholders approved the amendment to the Company’s 1997 Stock Plan to increase the automatic annual option grant to each outside director from 7,500 to 10,000 shares. There were 18,293,174 votes in favor of, and 7,885,360 votes cast against, the proposal. There were 58,575 abstentions.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

		3.1	Amended and Restated Certificate of Incorporation.

	*	10.15	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.

		31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

(b)	Reports on Forms 8-K.

On April 23, 2003, Symyx filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K a press release issued by Symyx announcing revenue, earnings and certain other information related to the first quarter ended March 31, 2003 and reiterating guidance in relation to expected results for the remainder of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC. (Registrant)

Date: August 8, 2003	/s/ Steven D. Goldby

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2003	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation

*10.15	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.