Form 10-Q
period 2003-09-30
SYMYX TECHNOLOGIES INC
filed 2003-11-05
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of October 31, 2003, Registrant had outstanding 31,498,733 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Service revenues from research collaborations	$9,979	$8,579	$27,077	$26,670
Service revenues - related party	595	—	1,030	—
Product sales	959	3,974	9,586	12,906
License fees and royalties	2,936	1,888	6,632	3,362

Total revenues	14,469	14,441	44,325	42,938

Operating expenses:
Cost of products sold	154	1,209	2,032	2,648
Research and development	9,816	9,617	28,909	29,478
Research and development – related party	595	—	1,030	—
Sales, general and administrative	3,485	3,422	10,856	10,115

Total operating expenses	14,050	14,248	42,827	42,241

Income from operations	419	193	1,498	697
Interest income (expense), net	439	705	1,506	2,595

Income before income tax expense	858	898	3,004	3,292
Income tax expense	206	54	1,021	1,155

Net income	$652	$844	$1,983	$2,137

Basic net income per share	$0.02	$0.03	$0.06	$0.07

Diluted net income per share	$0.02	$0.03	$0.06	$0.07

Shares used in computing basic net income per share	31,303	30,766	31,082	30,583

Shares used in computing diluted net income per share	33,065	31,441	32,264	31,684

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,354	$25,629
Available-for-sale securities	110,303	92,391
Accounts receivable	518	6,697
Inventories	3,614	2,240
Interest receivable and other current assets	3,073	2,832

Total current assets	139,862	129,789
Property, plant and equipment, net	25,114	24,196
Deferred tax assets and other assets	3,012	3,383

Total assets	$167,988	$157,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,531	$4,511
Accrued compensation and employee benefits	1,528	1,205
Income taxes payable	1,673	253
Deferred rent	659	1,003
Deferred revenue	3,284	3,014
Warranty expense accrual	1,951	1,899

Total current liabilities	14,626	11,885

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 31,463,794 and 30,920,499 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	31	31
Additional paid-in capital	159,824	154,213
Stockholder notes receivable	(157)	(404)
Deferred stock compensation	(15)	(92)
Accumulated other comprehensive income	81	120
Accumulated deficit	(6,402)	(8,385)

Total stockholders’ equity	153,362	145,483

Total liabilities and stockholders’ equity	$167,988	$157,368

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net income	$1,983	$2,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,821	8,113
Deferred compensation amortization	38	128
Deferred tax benefit	24	—
Changes in assets and liabilities:
Accounts receivable	6,179	(3,373)
Inventories	(1,374)	(1,118)
Interest receivable and other current assets	(241)	786
Other long-term assets	112	(309)
Accounts payable and other accrued liabilities	1,020	(27)
Accrued compensation and employee benefits	323	206
Income taxes payable	1,420	386
Deferred rent	97	133
Deferred revenue	270	2,112
Warranty expense accrual	52	21

Net cash provided by operating activities	18,724	9,195

Investing activities
Purchase of property and equipment, net	(7,329)	(3,392)
Purchase of available-for-sale securities	(97,016)	(16,542)
Proceeds from maturities of available-for-sale securities	76,515	70,695
Acquisition of technology	(65)	—

Net cash provided by (used in) investing activities	(27,895)	50,761

Financing activities
Proceeds from issuance of common stock, net of repurchases	5,897	1,441

Net cash provided by financing activities	5,897	1,441

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(3)

Net increase (decrease) in cash and cash equivalents	(3,275)	61,394
Cash and cash equivalents at beginning of period	25,629	15,621

Cash and cash equivalents at end of period	$22,354	$77,015

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$(446)	$772

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput experimentation to the discovery of innovative materials for the chemical, life science, electronics, consumer goods and automotive industries. Symyx works with companies seeking to transform their search for better products and processes through research collaborations, Discovery Tools® sales, and license of materials, intellectual property, and software.

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2003 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

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

     Product Sales

     Product sales revenues include sales of Discovery Tools hardware and associated software licenses. Revenue from the sale of Discovery Tools systems is recognized when earned. Revenue is earned when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated software and licenses to intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until the elements are delivered.

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

     License Fees and Royalties

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

     Royalty revenues are recorded based on reported sales by third party licensees of products containing the Company’s software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

     Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

Concentration of Revenue

     For the three or nine months ended September 30, 2003, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

ExxonMobil	$6,350	$3,363	$14,079	$9,024
Merck	983	440	5,871	3,207
Undisclosed Partner	1,955	875	5,538	4,125

Total	$9,288	$4,678	$25,488	$16,356

     The revenue from the above customers has been included in the following reportable segments for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Industry Collaborations	$6,480	$3,150	$15,810	$10,559
Discovery Tools	1,558	1,528	7,678	5,797
Licensing	1,250	—	2,000	—

Total	$9,288	$4,678	$25,488	$16,356

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

     We classify the majority of our inventory as work in process which comprises customized Discovery Tools systems in the process of being built. Finished goods inventory comprises customized Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis. The following table summarizes the components of our inventory balance (in thousands):

	September 30,	December 31,
	2003	2002

Work in Process	$3,559	$3,533
Finished Goods	55	—

Total	$3,614	$3,533

Warranty expense accrual

     The Company offers a warranty on each Discovery Tool System shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business. However they typically include coverage for parts and labor and software bug fixes, for a specified period (typically 1 year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty expense accrual during the nine month period ended September 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$1,899
New warranties issued during the period	398
Costs incurred during the period on specific systems	(346)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance as of September 30, 2003	$1,951

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

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$652	$844	$1,983	$2,137
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	30	38	128
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,261)	(5,547)	(11,316)	(17,694)

Pro forma net loss	$(3,594)	$(4,673)	$(9,295)	$(15,429)

Basic net income (loss) per share:
As reported	$0.02	$0.03	$0.06	$0.07

Pro forma	$(0.11)	$(0.15)	$(0.30)	$(0.50)

Diluted net income (loss) per share:
As reported	$0.02	$0.03	$0.06	$0.07

Pro forma	$(0.11)	$(0.15)	$(0.30)	$(0.50)

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	3.7%	2.2%	3.7%
Expected volatility	68.0%	74.0%	68.0%	74.0%
Expected life (in years)	3.5	3.5	3.5	3.5

     The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three and nine month periods ended September 30, 2003 were $10.61 and $7.28 per share, respectively, and for the three and nine month periods ended September 30, 2002 was $8.33 per share.

     The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model and the following weighted average assumptions for issuances made in 2003 and 2002:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	2.1%	2.1%	2.1%
Expected volatility	44.0%	55.0%	44.0%	55.0%
Expected life (in years)	0.5	0.5	0.5	0.5

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average outstanding shares	31,312	30,848	31,100	30,765
Shares subject to a right of repurchase	(9)	(82)	(18)	(182)

Weighted average outstanding shares – used for basic	31,303	30,766	31,082	30,583
Dilutive effect of employee stock options, using the treasury stock method	1,753	593	1,164	919
Shares subject to a right of repurchase	9	82	18	182

Weighted average outstanding shares and dilutive potential shares – used for diluted	33,065	31,441	32,264	31,684

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

     On May 6, 2003, the Company also entered into an 18 month Collaborative Research and License Agreement with STI. Under the terms of this Agreement, STI pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Research Agreement during the three and nine month periods ended September 30, 2003 amounted to $595,000 and $1.0 million, respectively, and has been classified as related party revenue.

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

     The components of comprehensive income, net of tax, for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$652	$844	$1,983	$2,137
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	30	(120)	(37)	(436)
Foreign currency translation adjustment	—	(5)	(1)	(3)

Other comprehensive income (loss)	30	(125)	(38)	(439)

Comprehensive income	$682	$719	$1,945	$1,698

     The components of accumulated other comprehensive income, net of tax, at September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Unrealized gains on available-for-sale securities	$95	$133
Foreign currency translation adjustment	(14)	(13)

Accumulated other comprehensive income	$81	$120

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Industry Collaborations	$9,939	$7,201	$25,722	$22,082
Industry Collaborations - Related Party	595	—	1,030	—
Discovery Tools	2,255	5,508	13,926	17,691
Licensing	1,680	1,732	3,647	3,165

Total	$14,469	$14,441	$44,325	$42,938

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Statement of Operations as follows (in thousands).

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2003

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$8,439	$—	$1,500	$9,939
Industry Collaborations - Related Party	595	—	—	595
Discovery Tools	1,207	959	89	2,255
Licensing	333	—	1,347	1,680

Total	$10,574	$959	$2,936	$14,469

	Three Months Ended September 30, 2002

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$7,051	$—	$150	$7,201
Discovery Tools	1,528	3,974	6	5,508
Licensing	—	—	1,732	1,732

Total	$8,579	$3,974	$1,888	$14,441

	Nine Months Ended September 30, 2003

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$22,722	$—	$3,000	$25,722
Industry Collaborations - Related Party	1,030	—	—	1,030
Discovery Tools	4,022	9,586	318	13,926
Licensing	333	—	3,314	3,647

Total	$28,107	$9,586	$6,632	$44,325

	Nine Months Ended September 30, 2002

	Service		License Fees	Total
	Revenues	Product sales	and Royalties	Revenue

Industry Collaborations	$21,931	$—	$151	$22,082
Discovery Tools	4,739	12,906	46	17,691
Licensing	—	—	3,165	3,165

Total	$26,670	$12,906	$3,362	$42,938

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

United States	$12,040	$13,053	$37,720	$36,481
Japan	1,898	903	5,139	5,520
Mexico	—	15	19	112
Europe	531	470	1,447	825

Total	$14,469	$14,441	$44,325	$42,938

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

     To date, our revenues and cash flows from operations have come from research collaborations with large chemical, life science, electronics, consumer goods and automotive customers, sale of instruments, and licensing of intellectual property, materials, software and technologies, and government grants. Approximately 25 companies are among our base of worldwide partners, customers and licensees. We expect that our cash flows and revenue for 2003 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product revenue from our Discovery Tools business and license fees from our Intellectual Property and Materials Licensing business.

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

     As of September 30, 2003, our accumulated deficit was approximately $6.4 million. We may incur additional operating losses in the future as we continue to expand staffing, equipment and facilities. See “Factors Affecting Future Results.”

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

Source of Revenues and Revenue Recognition Policy

     Service revenue consists of research and development funding received from collaborative partners as well as government grants received for proprietary materials research. Product revenue consists of payments from customers for Discovery Tools systems and consumables. License fees and royalties include fees for licensing of our intellectual property, proprietary materials and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

     We recognize revenue from research collaboration agreements and government grants as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled. As of September 30, 2003, we had deferred revenues of approximately $3.3 million, compared with $3.0 million at December 31, 2002. The terms of our collaboration agreements generally require us to perform minimum levels of research.

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

     We recognize royalty revenues based on reported sales by third party licensees of products containing our materials, software and intellectual property. If there are extended payment terms, we recognize royalty revenues as these payments become due. We recognize royalty revenues from non-refundable royalties, for which there are no further performance obligations, when they are due under the terms of the agreements.

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

Results of Operations

Revenues

     Our total revenue for the three months ended September 30, 2003 was $14.5 million, compared to $14.4 million from the same period in 2002. This increase was primarily due to increased funding from ExxonMobil partially offset by lower sales of Discovery Tools systems. Revenue for the nine months ended September 30, 2003 increased 3% to $44.3 million from $42.9 million for the same period in 2002. This increase was primarily attributable to new collaborative research contracts in 2003 with BP and Univation and increased funding from ExxonMobil, partially offset by lower revenue in 2003 due to lower sales of Discovery Tools systems and the expiration of the Unilever collaboration at the end of 2002.

     ExxonMobil, Merck and an Undisclosed Partner accounted for 44%, 7% and 14% of total revenue, respectively, for the three months ended September 30, 2003, and for 23%, 3% and 6% of revenue, respectively, for the same period in 2002. ExxonMobil, Merck and an Undisclosed Partner accounted for 32%, 13% and 12% of total revenue, respectively, for the nine months ended September 30, 2003, and for 21%, 7% and 10% of total revenue, respectively, for the same period in 2002.

     We segregate revenue by Industry Collaborations, Discovery Tools and Licensing.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Industry Collaborations	$9,939	$7,201	$25,722	$22,082
Industry Collaborations - Related Party	595	—	1,030	—
Discovery Tools	2,255	5,508	13,926	17,691
Licensing	1,680	1,732	3,647	3,165

Total	$14,469	$14,441	$44,325	$42,938

Industry Collaboration Revenue

     The increases in revenue for the three and nine month periods ended September 30, 2003 over the same periods in 2002 resulted primarily from new collaborative research contracts in 2003 with BP and Univation, increased funding received in 2003 under the ExxonMobil collaboration, partially offset by the expiration of the Unilever agreement in December 2002. Revenue resulting from our Research Agreement with Symyx Therapeutics, Inc., a related party, commenced during the quarter ended June 30, 2003. The revenues for the three and nine month periods ended September 30, 2003 resulting from this agreement were $595,000 and $1.0 million, respectively.

Discovery Tools Revenue

     Discovery Tools revenue for the three months ended September 30, 2003 was mainly attributable to payments from ExxonMobil and Merck and a hardware upgrade and sale of consumables to existing customers.

     Discovery Tools revenue for the nine months ended September 30, 2003 was attributable to the shipment of Discovery Tools Systems to Merck, Battelle Memorial Institute and North Dakota State University and to payments received from The Dow Chemical Company, ExxonMobil and Merck.

Licensing

     Licensing revenue for the three months ended September 30, 2003 was relatively consistent with the same period in 2002. The increase in licensing revenue for the nine months ended September 30, 2003 was primarily due to payments received in 2003 from ExxonMobil, partially offset by the receipt of a one-time license fee from an undisclosed partner in the second quarter of 2002.

Cost of Products Sold

     Cost of products sold was $154,000, or 16% of product sales revenue for the three months ended September 30, 2003, compared to $1.2 million, or 30% of product sales revenue for the same period in 2002. Cost of products sold was $2.0 million, or 21% of product sales revenue for the nine months ended September 30, 2003, compared to $2.6 million, or 21% of product sales revenue for the same period in 2002. These fluctuations in the cost of products sold are primarily due to the change in the product mix shipped in the respective quarters.

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

     Total research and development expenses for the three months ended September 30, 2003 were $10.4 million, an increase of approximately 8% from the same period in 2002. This increase was primarily due to an increase in technical headcount and related expenses. For the nine months ended September 30, 2003, research and development expenses increased approximately 2% to $29.9 million from $29.5 million for the same period in 2002. This increase was due primarily to an increase in technical headcount and related expenses, partially offset by a reduction in payments to third parties to undertake research on our behalf and a reduction in the use of outside consultants. Included in total research and development expenses were direct costs incurred relating to our research agreement with Symyx Therapeutics, Inc., a related party, which totaled $595,000 and $1.0 million, respectively, for the three and nine month periods ended September 30, 2003.

     Research and development expenses represented 72% and 68% of total revenue in the three and nine month periods ended September 30, 2003, respectively, and 67% and 69% of total revenue for the same periods in 2002, respectively. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue for the nine months ended September 30, 2003, for whom we conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of current collaborative efforts

BP	12/31/2004	Catalysts for certain commodity chemicals
Dow Chemical	6/30/2004	Catalysts for Polyolefins
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins
Undisclosed Partner	4/30/2004	Catalysts for automotive applications

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 65% of research efforts in the first nine months of 2003 were undertaken for collaborative projects funded by our partners, approximately 18% of research effort was on our own internally funded research and approximately 17% of development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended September 30, 2003 were $3.5 million, an increase of 2% from $3.4 million for the same period in 2002. For the nine months ended September 30, 2003, sales, general and administrative expenses increased 7% to $10.9 million from $10.1 million for the same period in 2002. These increases were due primarily to an increase in business development and legal patent related costs in 2003, partially offset by the fact that sales, general and administrative expenses in 2002 included the payment of sales commissions on Discovery Tools sales in Japan.

     Sales, general and administrative expenses represented 24% of total revenue for the three and nine month periods ended September 30, 2003, respectively, compared with 24% of total revenue for both the three and nine month periods ended September 30, 2002. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance and increasing professional fees.

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash and available-for-sale securities net of interest expense on equipment financing loans. Interest income was approximately $439,000 and $1.5 million for the three and nine month periods ended September 30, 2003, respectively, down from $705,000 and $2.6 million for the same periods in 2002. These decreases were due to the impact of lower average interest rates in the three and nine month periods ended September 30, 2003 respectively. We anticipate that our interest income in 2003 will be significantly lower than 2002, due to our higher yielding securities being progressively replaced, through either maturity or sale, with securities yielding substantially lower interest rates in 2003. There was no interest expense for the three or nine month periods ended September 30, 2003. Interest expense for the three and nine month periods ended September 30, 2002 were nil and $9,000 respectively. The decrease in interest expense was due to the repayment of all amounts owing under our equipment and facility loans effective December 31, 2001.

Provision for Income Taxes

     We recorded an income tax expense of $206,000 and $1.0 million for the three and nine month periods ended September 30, 2003, respectively, and $54,000 and $1.2 million for the same periods in 2002, respectively. The effective tax rate was 24% and 34% for the three and nine months ended September 30, 2003, respectively, and 6% and 35% respectively for the same periods in 2002. In determining our effective tax rate in the nine month period ended September 30, 2003, we are anticipating that we will be able to record deferred tax assets for temporary differences that arise in the current year, and therefore, will not need to provide a valuation allowance for these new deferred tax assets. We do not, however, have a sufficient history of profitability to fully benefit all of our historical deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes has been substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We review the need for a valuation allowance on a quarterly basis.

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

Multiple-Deliverable Revenue Arrangement

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” There was no material effect upon our financial position or results of operations from the adoption of the provisions of EITF 00-21.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not believe there will be a material effect upon our financial condition or results from operations from the adoption of the provisions of FIN 46.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning the second quarter of fiscal 2003. The adoption of this standard had no material impact on our financial position or results of operations.

Liquidity and Capital Resources

     This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

     We had positive cash flow from operations and financing activities and used cash in investing activities for the nine months ended September 30, 2003. At September 30, 2003 we had cash, cash equivalents and available-for-sale securities of approximately $132.7 million, an increase of $14.6 million from December 31, 2002.

     As of September 30, 2003, we had no long-term liabilities.

     Our operating activities provided $18.7 million and $9.2 million of cash during the nine months ended September 30, 2003 and 2002, respectively. The sources of cash for the nine month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses.

     Net cash used in investing activities during the nine months ended September 30, 2003 was $27.9 million, and investing activities provided $50.8 million in the same period in 2002. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. During the nine months ended September 30, 2003, we exercised our option to purchase for approximately $3.9 million the land and building at 3100 Central Expressway, Santa Clara, California. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $5.9 million and $1.4 million during the nine months ended September 30, 2003 and 2002, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from the Company’s employee stock purchase plan.

     Current liabilities increased by approximately $2.7 million at September 30, 2003 as compared to December 31, 2002. The increase was due primarily to an increase in income taxes payable and accrued accounts payable at September 30, 2003. Income taxes payable increased at September 30, 2003 compared to December 31, 2002 due to our ongoing profitability. Our warranty expense accrual at September 30, 2003 is higher than December 31, 2002, reflecting an increase in our installed base of Discovery Tools systems subject to warranty.

Backlog

     Our revenue backlog remains strong. We expect to recognize approximately $16 million of committed but unrecognized revenue in the fourth quarter of 2003. We also expect to recognize approximately $50 million of committed but unrecognized revenue in 2004. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new IP and software licenses.

Commitments

     As of September 30, 2003, our principal commitments were $12.1 million. Principal commitments consisted of our obligations under operating leases. We will satisfy these obligations as they become due over the next eight years.

     Future commitments under the operating leases for our facilities are as follows (in thousands):

Fiscal years ending December 31,

2003 (remaining three months)	$428
2004	1,733
2005	1,798
2006	1,850
2007	1,911
Thereafter	4,361

$12,081

     As of September 30, 2003, we have purchase commitments for inventory of approximately $472,000.

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

Off Balance Sheet Financing and Related Party Transactions

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2003. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three and nine months ended September 30, 2003 were:

•	revenue received for work performed under a Research Agreement with Symyx Therapeutics, Inc. during the three and nine month periods ended September 30, 2003 amounting to $595,000 and $1.0 million, respectively. We have received payment in full from Symyx Therapeutics, Inc. for this work;

•	existing loans originally provided to certain employees and executive officers for the exercise of stock options prior to our initial public offering in 1999 and partial repayment of these loans during the nine months ended September 30, 2003; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

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

We are dependent on the development activities of companies in the chemical, life science, electronics, consumer goods and automotive industries, and declines or reductions in research and development activities in these industries could harm our business

     The market for our discovery services and instrumentation within the chemical, life science, electronics, consumer goods and automotive industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our research collaborations. Our future revenues are dependent on funding of our research collaborations, licensing of intellectual property and proprietary materials and sales of Discovery Tools.

     In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical, life science, electronics, consumer goods and automotive companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that chemical, life science, electronics, consumer goods and automotive companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property licenses, fewer sales of our Discovery Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

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

The loss of a key customer or collaborative partner could substantially reduce our revenues and be perceived as a loss of momentum in our business

     Although we have expanded our base of customers and collaborative partners, substantial portions of our revenues are generated from a small number of chemical, life science, electronics, consumer goods and automotive companies. In particular, ExxonMobil accounted for 44% of our revenue in the third quarter of 2003, and our largest three customers accounted for 57% of our revenue for the nine months ended September 30, 2003. We expect that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and this may cause the market price of our common stock to fall.

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

We are dependent on our collaborations with major companies, and the failure of our collaborative partners to successfully commercialize products would reduce our revenues and harm our business

     To date, the majority of our revenues have come from collaborative arrangements with chemical, life science, electronics, consumer goods and automotive companies. These contracts generally expire after a fixed period of time. If they are not renewed, or if we do not enter into new collaborative arrangements, our business and operating results may be harmed.

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

We have a limited number of contracts for the sale of Discovery Tools systems and for the licensing of intellectual property, software, technologies and materials to date, and we cannot assure you that we will be able to build a sustainable business related to either the sale of additional systems or the licensing of intellectual property, software, technologies and materials

     To date, we have a limited number of contracts for our Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time.

     Sales of Discovery Tools systems and licensing of intellectual property, software, technologies and materials will be subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	customers’ willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using combinatorial chemistry methods;

•	complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

•	our ability to build new systems and design software and workflows to meet the demands of our customers;

•	the fact that there may be only a limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•	a long sales cycle that involves substantial human and capital resources; and

•	potential downturns in general or in industry specific economic conditions.

     If we are unable to continue to build the infrastructure to support Discovery Tools and Licensing, or if the sales or build cycles for Discovery Tools systems lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

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

     Even if alternative sources of supply are available, it could be time-consuming and expensive for us to qualify new vendors and integrate their components into our Discovery Tools systems. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products to our customers.

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

     Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result of these possible fluctuations, it is difficult for our management to predict or estimate our quarterly or annual operating results and to give accurate guidance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline, and investors would experience a decline in the value of their investment.

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

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in U.S. currency.

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

     With regard to maintaining the validity of our intellectual property, intellectual property litigation can be successful only if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. Also, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office that challenge the validity of the patents we have obtained there. Our success depends on securing valid patents of commercially significant scope. From time to time we may become involved in some enforcement proceedings that are not material, but which would be a distraction related to a market that may not be commercially significant. Such non-material proceedings nonetheless place demands on managerial and financial resources and subject the validity of our intellectual property to risk, and our success may depend in part upon the ability to successfully conclude such non-material proceedings. Enforcement proceedings can adversely affect our intellectual property while causing us to spend resources on the enforcement proceeding without significant commercial advantage.

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

     With regard to obtaining commercially significant compensation for infringement, our success depends in part on others adopting our technology and being successful while using our technology. For example, should we attempt to obtain a per-use royalty for use of our intellectual property, our success will depend on others using our intellectual property significantly. However, if they are not successful in their use, then our per-use royalty may not be commercially significant and our operating results would decline.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We do not believe that we are currently a party to any material pending legal proceedings.

     We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

     In January 2000, we entered into a License and Joint Development Agreement with Applied Biosystems Group. In February 2003, we initiated a binding arbitration proceeding, asserting that Applied Biosystems Group owes us certain payments in accordance with obligations under our Agreement. Applied Biosystems Group raised certain counter claims against us to be resolved in the arbitration. We have taken the position that these counter claims are without merit and are also outside the scope of the arbitration. The arbitration proceedings were held in late October 2003, however, we cannot make any assessment as to the probable outcome.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10.16	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

(b)  Reports on Forms 8-K.

On July 24, 2003, Symyx filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K a press release issued by Symyx announcing revenue, earnings and certain other information related to the second quarter ended June 30, 2003 and reiterating guidance in relation to expected results for the remainder of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 5, 2003
/s/ Steven D. Goldby

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2003
/s/ Jeryl L. Hilleman

Jeryl L. Hilleman
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

*10.16	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.