Form 10-K
period 2003-12-31
SYMYX TECHNOLOGIES INC
filed 2004-03-08
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission file number 000-27765

SYMYX TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0397908 (IRS Employer Identification Number)

3100 Central Expressway, Santa Clara, California 95051 (Address of principal executive offices including zip code)	(408) 764-2000 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)  Yes   (   )  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). (X)  Yes (   )  No

     The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $512,194,967, based on the closing price for the common stock on the Nasdaq National Market on such date.

     As of March 1, 2004, 31,820,271 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

PART I

ITEM 1. BUSINESS

     This discussion and other parts of this Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to continue relationships and to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as “Risk Factors”.

General

     Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput experimentation to the discovery of innovative materials for chemical, life science, electronics, consumer goods and automotive industries. We work together with companies seeking to transform their search for better products and processes through research collaborations, Discovery Tools® sales, and the license of materials, intellectual property, and software.

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

     We are the pioneer of high-throughput materials discovery and have developed broad proprietary technologies to increase research productivity for ourselves and our customers. Through our innovation, we have built a comprehensive intellectual property portfolio of 160 issued patents and over 400 patent applications covering methodology, composition of matter, instrumentation and software.

     Our diversified business model provides complementary ways for us to work with our customers and to further our innovation and growth. In our Industry Collaborations business, we perform research for clients typically in exclusive fields, for which we receive profitable research funding and royalties or other payments from the commercialization of materials we discover. In these collaborations and in our internal research efforts, we seek to discover a broad range of materials, including catalysts for the manufacturing of chemicals and plastics, polymers for life science and industrial applications, and phosphors and other electronic materials.

     Our Discovery Tools business focuses on providing instruments and software to automate processes in pharmaceutical pre-clinical testing and in chemical research. Our Intellectual Property Licensing business reflects revenue from license fees and royalties received from license of our discovered materials, our patents and technology, and our software.

Industry Background

     Materials and their diverse properties contribute in vital ways to many of the products we use every day. Examples include the catalysts used in the manufacture of major chemicals, pharmaceuticals, plastics and rubbers, the plastics in many of our household and office goods, and luminescent materials in lighting and computer and television screens.

     Traditional materials discovery relies on an expensive and time-consuming process of trial and error: making one material; testing it; then making a different material; testing it and so on. Traditional discovery methods are not fast enough to keep pace with today’s growth expectations and the trend to shorter product life cycles.

     We believe that we can transform chemical, life science, electronics, consumer goods and automotive companies by discovering break-through new materials faster and more cost-effectively than by using traditional methods.

Symyx Solution

     Our technologies include the rapid creation of large directed libraries of materials that are then synthesized and tested using our fully integrated high-throughput primary and secondary screens. In conventional terms, creating and testing a single material is considered one experiment. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time, our scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional trial and error methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our labs, that same team could perform up to 50,000 experiments per year. As a result, our scientists would generate significantly more data, increase the possibility of successful discoveries within that timeframe, and reduce the associated costs per experiment dramatically.

     To achieve these efficiencies, we require extensive capabilities in materials synthesis, screening and data analysis. A particular challenge is the ability to screen materials for a wide range of properties. For example, to discover a new catalyst we need to screen how well it performs a specific chemical reaction and to discover a new polymer we need to screen for physical and mechanical properties such as molecular weight and toughness.

     As a pioneer in high-throughput materials science, we found no existing technology capable of meeting our synthesis, screening and data analysis requirements. To address this challenge, we assembled a team of people who have expertise in the fields of inorganic, physical, polymer and organic chemistries, physics, engineering and software programming. This team has successfully designed, built and validated a powerful array of highly specialized proprietary instruments and software. Our scientists can synthesize a wide range of materials and screen for properties including catalytic, chemical, physical, mechanical, electronic and optical properties. In addition, we continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems.

Symyx Businesses

     We are committed to retaining our position as the leading company using and supplying high-throughput technologies for the discovery of new materials with commercially valuable properties. We have developed several complementary businesses in support of that objective, including Industry Collaborations, Discovery Tools, and Intellectual Property Licensing.

Industry Collaborations

     Our Industry Collaborations business contributes greatly toward the development of our intellectual property, including patents covering methodology, composition of matter, instrumentation and software. In our Industry Collaborations, we perform research for customers typically in exclusive fields, for which we receive profitable research funding and downstream royalties or other payments on materials we discover.

     We provide the platform technologies and effort, and our partners have rights to develop and commercialize resulting materials within their defined field of license. Typically, we enter into collaborative arrangements to discover materials that require considerable investment in product development and manufacturing, as well as extensive marketing efforts. Our collaborative partners have already developed the infrastructure to support these requirements, and may therefore be in a strong position to commercialize our discoveries.

     Much of our collaborative research is focused on the chemicals industry, where we apply proprietary high-throughput technologies aimed at making break-through discoveries leading to improved commercial processes and materials. Our technology innovations can help chemical companies address the rising costs and manufacturing challenges from low-cost producers overseas. We are working with BP, Celanese, The Dow Chemical Company, ExxonMobil, and other leading companies to discover catalysts for the manufacture of polyolefins and a variety of other commodity chemicals. The range of new technologies developed in these research collaborations - including instruments, software, methods and materials - results in a growing portfolio of intellectual property that creates downstream value for Symyx.

     We receive funding from our collaborative partners typically through quarterly research payments. These payments are made over the term of the research contract, which is generally one to five years. If a new material is discovered and commercialized, we typically receive royalties or other payments.

     Under the typical collaborative arrangement, we own all inventions conceived and reduced to practice solely by us in connection with activities under the agreements and all know-how and intellectual property rights related thereto; and we and the collaborative partner jointly own all inventions made, conceived, reduced to practice, or otherwise developed jointly by our employees or consultants and those of the collaborative partner in connection with activities under the agreement and all know-how and intellectual property rights related thereto. Our collaborative partner typically receives exclusive rights in the defined field of the collaborative agreement. The agreements are typically cancelable only in the event of breach by either party or for other defined, limited reasons.

     In order to expand our technologies and grow our product pipeline, we intend to continue to enter into new collaborative arrangements. As a result of these new arrangements, and the conclusion of existing collaborations, our portfolio of collaborations will change over time. We expect that new collaborations will come from existing partners extending current programs and undertaking new research initiatives as well as from new partners.

Discovery Tools

     Through our Discovery Tools business, we leverage the power of our inventions by selling integrated instruments and software to pharmaceutical companies to speed and improve preclinical testing of drug candidates, and to chemical companies for catalyst and other research. Our Discovery Tools may include high-throughput reactors, screening systems, robots and analytical equipment, all integrated with our Renaissance® software, a suite of software designed to facilitate the process of designing, executing, and evaluating chemical and material research and development.

     Companies that purchase Discovery Tools systems from Symyx are able to implement high-throughput technologies at a great time and cost savings compared to taking a license to operate from Symyx and then developing and building a system internally. These complete workflows, aimed at accelerating research as well as product optimization and process development, enable scientists to increase their research productivity up to 100-fold.

     We primarily sell our Discovery Tools systems and workflows to pharmaceutical and chemical companies. Pharmaceutical companies use our instrumentation and workflows to automate and improve pre-clinical research including drug polymorph, solubility studies and process optimization. The systems we sell to pharmaceutical companies include pre-formulation workflows, solubility workflows, high pressure or HiP reactors, and Parallel Pressure Reactors, or PPR®. Chemical companies use our Discovery Tools systems and workflows to automate and integrate their material discovery and research and development processes. The systems we sell to chemical companies include our PPR system, fixed bed reactors and high-temperature rapid GPC system as well as a variety of workflows designed to test polymer physical properties.

Licensing: Materials

     We discover and patent a range of materials in our Industry Collaborations and internal research programs, providing the foundation for potential future royalties.

     Our growing portfolio of discovered materials provides us with a broad array of licensing opportunities, and offers a significant path to commercialization of new materials. Our discoveries demonstrate the ability of our high-throughput research technologies to address a range of materials for use in a variety of chemical and other industrial applications. As a result, we have created a growing pipeline of materials that have emerged from our discovery platform. As of the end of 2003, our discoveries include one commercialized material, 12 development candidates and 12 emerging development candidates. Going forward, we expect that royalties from the commercialization of Symyx-discovered materials should play an increasing role in our overall financial success.

Licensing: Patents

     Launched in mid-2002, our patent licensing program leverages Symyx’s established leadership in the field of high-throughput materials discovery, including our broad-based research capabilities, validated instruments and software, and extensive know-how. Created to give companies selective access to our broad methodology patents, this program offers a constructive way to uphold the value of our intellectual property portfolio while expanding the ways in which we can work with potential customers.

     We developed our patent licensing program to accommodate companies that want to implement high-throughput materials research on a smaller scale - generally increasing their research productivity by approximately 10-fold. Because our patent licenses typically are for a limited number of experiments or for a limited number of scientists’ use, this licensing approach complements our other businesses by targeting research programs that are generally too small to warrant investment in Industry Collaborations or Discovery Tools. In this manner, companies can benefit from our inventions by licensing our patents and patent applications for a fee.

Licensing: Technology

     Symyx’s Technology Licensing program licenses know-how, methods, reactors, instrumentation, sensors, and software throughout a diverse set of markets and industries. For instance, Symyx’s Parallel Pressure Reactor (PPR) technology is licensed to Argonaut Technologies, Inc. and commercialized as the Endeavor® system to perform parallel synthesis of large and small molecules in the chemical and pharmaceutical industry. Outside the laboratory environment, Symyx has licensed a unique solid-state mechanical resonator (“sensor”) technology to Hella KG, a leading supplier to the automotive industry. Hella KG is now beginning to commercialize this novel sensor technology for in-situ real-time monitoring of motor oil quality in automobiles.

Technology

     Our scientists begin the discovery process by working with our collaborative partners or our own business development staff to define the research objective in terms of the specific properties a new material should have to meet the needs of a given application. We then apply the components of our combinatorial process, synthesis, screening and informatics, to seek to discover materials that match these criteria.

Synthesis

     The materials research process begins with chemists’ theories about what elements from the periodic table of elements might be combined to create new materials with desired properties. However, while chemists working in traditional labs have to choose the few experiments they will perform on a given day, our chemists have the ability to perform hundreds or thousands of experiments during the same time frame. Our chemists are therefore able to pursue their theories both broadly - across a wide range of elements - and comprehensively - creating materials with the same components in different ratios.

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

Informatics

     A critical factor in our discovery process is the ability to retain and access the huge amounts of data generated by our synthesis and screening activities. Given the broad acceptance of high-throughput combinatorial discovery in pharmaceuticals, a number of software applications exist to support organic chemistry. However, those software applications were not sufficient to address the storage and retrieval needs of our diverse array of inorganic, organometallic and polymer chemistries. To that end, we have devoted considerable resources to build a proprietary database capable of addressing our unique needs. Our chemists can query this database to identify materials screened in the past that possess the property or properties specified. We believe that this database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of all of our research.

Intellectual Property and Other Proprietary Rights

     Our success depends upon our proprietary technology. The risks associated with patents and intellectual property are more fully discussed in the “Risk Factors” section contained in Item 1 of this report. There are five general areas that may be patented using our high-throughput approach:

•	library synthesis methods;

•	the libraries themselves;

•	screening or characterization methods;

•	equipment and software; and

•	new materials and their uses.

     During 2003, we were issued 71 patents. Our patent portfolio as of year end 2003 consisted of 160 issued patents, including 141 U.S. patents and 11 European patents, and more than 400 patent applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 8 of the issued United States patents and 4 of the issued patents in other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon formation of the Company. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

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

Markets

     Symyx provides chemical, life sciences, technology, consumer goods and automotive customers with materials and chemical solutions to increase their R&D productivity by achieving better results with shorter timelines and lower costs. We realize value through collaborative research, the sale of Discovery Tools and the license of intellectual property, software and materials. Our businesses’ market opportunities fall into two areas: our customers’ R&D expenditures and the market for sales of materials.

R&D Expenditures

     Our customers in the various industries we serve have an aggregate R&D expenditure in excess of $10 billion annually and need to achieve an increased return on their R&D investments. These investments include personnel costs in basic research and discovery, purchases of instruments, workflows and tools, and deployment of supporting informatics and software environments.

Material markets

     The materials we discover cover a broad range of applications; including catalysts for the manufacture of plastics and commodity chemicals, polymers for industrial, consumer goods and life science applications and diverse electronic materials. Each of these materials typically can generate annual worldwide sales in excess of $100 million, and in many cases in excess of $500 million. An example of the market for catalytic materials is catalysts for the production of certain plastic materials, polypropylenes, of which more than 70 billion pounds - approximately $25-35 billion - are sold worldwide each year for applications ranging from packaging and microwave cookware to clothing. Example of electronic materials include phosphors, materials used in color televisions and more recently in such products as flat panel displays, light-emitting diodes for indoor/outdoor lighting, and computed radiography systems. Phosphors are a fast-growing $400 million global business.

Competition

     We are aware of some chemical companies with internal high-throughput materials discovery programs. In addition, two European based companies, Avantium Technologies and HTE may also use high-throughput approaches to materials discovery. Furthermore, certain instrument manufacturers, including Chemspeed, Zinsser and others, offer instruments that may compete with our Discovery Tools business. Because high-throughput materials experimentation is an emerging field, competition for our Industry Collaborations and Discovery Tools businesses could increase. In addition, other companies may be addressing the same materials targets as Symyx and would represent competition for our discovered materials.

Backlog of Committed Revenue

     As of December 31, 2003, our customers have contractually committed to 2004 funding of approximately $60 million for the purchase by customers of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners.

Employees

     As of December 31, 2003, we had a total of 235 employees, including 167 scientific and technical employees and 68 people in business development, legal and general and administrative services. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

We may not be able to maintain and grow a profitable business

     Our ability to maintain or increase our rate of profitability and grow our business is dependent on our ability to:

•	make discoveries that our partners or we choose to commercialize and generate an ongoing revenue stream;

•	extend current collaboration research and development arrangements and add new ones;

•	secure new Discovery Tools customers; and

•	add additional licensees of both our software and intellectual property.

     Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. A failure to achieve the necessary customer acceptance and extend current collaborations and add new ones, secure new Discovery Tools customers, and add additional licensees of our software and intellectual property will adversely affect our revenue and profitability and may cause our stock price to decrease.

Failure to successfully commercialize our discoveries would reduce our revenues and profitability and harm our business

     For us to achieve and sustain a significant level of profitability, we must make discoveries with significant commercial potential.

     If we license our discovered materials or methodologies to other companies, we typically do not receive royalties on sales of products by our partners until they have commenced commercial sales of products containing our materials or produced using our methods. The failure of our partners to commercialize development candidates resulting from our research efforts would reduce our revenues and would harm our business and operating results.

     In order for us to commercialize development candidates ourselves, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell products. We do not have this capability, and we may not be able to develop or otherwise obtain the requisite manufacturing, marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, our revenues and operating results would decline.

The loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

     Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil accounted for 34% of our revenue in the year ended December 31, 2003, and our largest three customers accounted for 58% of our revenue for the year ended December 31, 2003. We expect that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and this may cause the market price of our common stock to fall.

We are dependent on the research and development activities of companies in the chemical, life science, electronics, consumer goods and automotive industries, and declines or reductions in research and development activities in these industries could harm our business

     The market for our discovery services and instrumentation within the chemical, life science, electronics, consumer goods and automotive industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, life science, electronics, consumer goods and automotive companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

     In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical, life science, electronics, consumer goods and automotive companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property licenses, fewer sales of our Discovery Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

We cannot predict the pace, quality or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenues and harm our business

     Our future revenues and profitability are dependent upon our ability to achieve discoveries, whether through collaborations with customers or through our own proprietary research, which our partners or we choose to commercialize. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. As of December 31, 2003, our partners had successfully commercialized only one of our discovered materials. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenues from our research collaborations and from commercialization of our discovered materials would likely decline and harm our business and operating results.

We conduct research programs for our own account and for a number of collaborative partners, and any conflicts between these programs would harm our business

     Our strategy includes conducting research programs for our own account as well as for collaborative partners. We believe that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through programs for our own account and through programs funded by a collaborator, or through programs funded by different collaborators. However, conflicts between a collaborator and us, or between collaborators, could potentially arise, particularly if we were to discover a material in one of our own programs that was a potential target of one of our collaborative programs. In this event, we may become involved in a dispute with our collaborators regarding the material. Disputes of this nature could harm the relationship between us and our collaborators, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships and cause our revenues and operating results to decline.

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

     Sales of Discovery Tools systems and licensing of intellectual property, software, technologies and materials will be subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	customers’ willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using high-throughput combinatorial chemistry methods;

•	complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments on a timely basis;

•	our ability to build new systems and design software and workflows to meet the demands of our customers;

•	the fact that there may be only a limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•	a long sales cycle that involves substantial human and capital resources; and

•	potential downturns in general or in industry specific economic conditions.

     If we are unable to continue to build the infrastructure to support Discovery Tools and Intellectual Property Licensing, or if the sales or build cycles for Discovery Tools systems lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

     Although we believe that our Industry Collaborations, Discovery Tools and Intellectual Property Licensing businesses complement each other, it is possible that these individual business lines could become competitive with one another or negatively impact one another’s revenue streams. This could harm our ability to grow particular aspects of our business and harm our business and operating results.

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

     We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, terrorism, potential hostilities and changes in diplomatic and trade relationships. Although we have not to date experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure investors that such factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

     Our success depends on our ability to enforce our intellectual property through either litigation or licensing. As our patent portfolio is enforced, intellectual property litigation can result in significant expenses, distractions and risks that might cause us to lose focus or may otherwise harm our profitability and weaken our intellectual property position. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing and obtaining a commercially significant outcome as a result of such infringement.

     Intellectual property litigation can be successful if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. Also, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office that challenge the validity of the patents we have obtained there. Our success depends on securing valid patents of commercially significant scope, with validity maintained during enforcement.

     With regard to proving infringement of our intellectual property, our success depends in part on obtaining useable knowledge of what technologies others are practicing. If others do not publish or disclose the technologies that they are using, our ability to discover infringing uses and enforce our intellectual property will diminish. In this case our revenues from intellectual property licensing and our operating results may decline. Also, our intellectual property must protect our overall business structure by allowing us to obtain commercially significant results from litigation, including compensation and/or relevant injunctions.

     Enforcement proceedings can adversely affect our intellectual property while causing us to spend resources on the enforcement proceeding. As our licensing activities matured, we have become involved in arbitration and litigation to assert and defend our intellectual property. These matters may become material and more such matters may arise. Successful conclusion of these matters will assist our business, while unsuccessful conclusion of these matters will cost us time and money and possibly loss of rights. Our ability to manage the costs of these proceedings, while obtaining a successful result, cannot be predicted.

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

•	expiration of research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the timing and willingness of partners to commercialize our discoveries that would result in royalties;

•	developments or disputes concerning patent or other proprietary rights;

•	the size and timing of customer orders for shipments of, and payments related to Discovery Tools instrumentation;

•	the size and timing of license fees we receive from third parties who license our intellectual property;

•	the size and timing of royalties we receive from third parties, including those who license our laboratory instruments and software for resale;

•	the size and timing of internal research and development programs we undertake on an un-funded basis;

•	the size and timing of intellectual property licensing agreements we may enter into;

•	changes in estimates and underlying assumptions related to our warranty expense accrual, inventory valuation reserve, and income tax valuation allowance;

•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

•	changes in accounting rules and regulations, including those related to revenue recognition and accounting for stock options granted to employees; and

•	general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

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

     In 2003, we established Symyx Therapeutics, Inc., or STI, to focus the use of our existing technologies on the discovery and development of new therapeutics. Isy Goldwasser, our President and Chief Operating Officer, has also been appointed as a director of STI. In the future, we may also engage in acquisitions or expand our business focus in order to exploit technology or market opportunities. In the event that we acquire another company or business, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. In the event that we develop a new line of business, our management’s attention from normal daily operations of the business may be diverted. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Although floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.

     The Financial Accounting Standards Board is encouraging all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

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

The loss of key personnel or the inability to attract and retain additional personnel could have a material adverse effect on our results of operations

     We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including key scientific and managerial personnel. As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult, as the number of people with experience in high-throughput materials science is limited and we may face competition for qualified professionals. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business and pursue new discovery initiatives and collaborative arrangements.

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenues and harm our business

     The field of high-throughput materials science is increasingly competitive. We are aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. In addition, there are companies focusing on aspects of high-throughput chemistry for the discovery of materials. In addition, academic and research institutions may seek to develop technologies that would be competitive with our systems for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants may increase. Our Discovery Tools business is facing increasing competition from a number of instrument manufacturing companies. To the extent these companies develop competing technologies, our own technologies, methodologies, systems and workflows could be rendered obsolete or noncompetitive. We would then experience a decline in our revenues and operating results.

Any inability of ours to keep pace with technological advances and evolving industry standards would harm our business

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. Due to increasing competition in our field, it is likely that the pace of innovation and technological change will increase. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions, industry standards or other customer requirements would harm our future revenues and our business and operating results.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment and harm our business

     Our facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. We do not carry earthquake insurance on the property that we own and the insurance we do maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could harm our business and operating results.

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

Our stock price has been and may continue to be volatile

     The market price of our common stock since our initial public offering has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

•	decisions by significant stockholders to acquire or divest their stock holdings, given the relatively low average daily trading volumes we have historically experienced;

•	the announcement of new products or services by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	failure to achieve operating results projected by securities analysts;

•	failure to achieve operating results within guidance provided by our senior management;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in management;

•	changes in investors’ beliefs as to the appropriate valuation ratios for us and our competitors;

•	speculation in the press or analyst community;

•	developments in our industry;

•	changes in our growth rates; and

•	general market conditions, political influences and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

ITEM 2. PROPERTIES

     Our facilities currently consist of an aggregate of approximately 104,300 square feet of office, research and laboratory space in several locations in Santa Clara and Sunnyvale, California. In March 2003, we exercised our option to purchase for $3.9 million the land and the 32,800 square foot building at 3100 Central Expressway, Santa Clara, CA. We lease the remaining office spaces under lease agreements that expire from April 2006 to September 2010.

ITEM 3. LEGAL PROCEEDINGS

     We are currently not a party to any legal proceedings that we believe to be material.

     We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

     In January 2000 we entered into a License and Joint Development Agreement with Applied Biosystems (formerly PE Biosystems Group). In February 2003, we initiated a binding arbitration proceeding in which we had alleged that Applied Biosystems owes us certain payments and related obligations pursuant to the Agreement. Applied Biosystems raised certain counter claims against us to also be resolved in the arbitration. This proceeding concluded in December 2003 with the claims of both parties being dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding our executive officers as of March 1, 2004:

Name of Executive Officer	Age	Position with the Company

Steven D. Goldby (1)	63	Chairman of the Board and Chief Executive Officer
Jeryl L. Hilleman (2)	46	Senior Vice President and Chief Financial Officer
Isy Goldwasser (3)	34	President and Chief Operating Officer
W. Henry Weinberg (4)	59	Senior Vice President and Chief Technical Officer

     (1)  Before joining Symyx in 1998, Mr. Goldby served as Chief Executive Officer for more than ten years at MDL Information Systems, Inc., the enterprise software company that pioneered scientific information management. Earlier, Mr. Goldby held various management positions at ALZA Corporation, including President of Alza Pharmaceuticals. Mr. Goldby received a B.S. degree in chemistry from the University of North Carolina and a law degree from Georgetown University Law Center.

     (2)  Prior to joining Symyx in 1997, Ms. Hilleman served as Vice President Finance and Chief Financial Officer with two public biotechnology companies, Geron Corporation and Cytel Corporation. Ms. Hilleman received her A.B. degree from Brown University and an M.B.A. from the Wharton Graduate School of business. She was selected as a 1999 Crown Fellow by the Aspen Institute.

     (3)  Mr. Goldwasser has been with Symyx since its founding and was appointed President and Chief Operating Officer in 1998. He is responsible for Symyx’s business development efforts. Mr. Goldwasser received a B.S. degree in chemical engineering from the Massachusetts Institute of Technology and an M.S. degree in chemical engineering from Stanford University.

     (4)  Dr. Weinberg joined Symyx in 1996, and also remains an Adjunct Professor at the University of California, Santa Barbara. Dr. Weinberg is a member of the National Academy of Engineering and is widely known for his work on aspects of surface chemistry and physics, heterogeneous catalysis, and combinatorial materials science. Dr. Weinberg obtained a B.S. degree in chemical engineering from the University of South Carolina, and a Ph.D. in chemical engineering from the University of California, Berkeley.

     There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the discretion of the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK MATTERS

     The Company’s Common Stock is traded on the Nasdaq National Market System under the symbol of SMMX. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company’s Common Stock as reported by the Nasdaq National Market.

	LOW	HIGH

2002
First Quarter	$16.20	$27.20
Second Quarter	$12.02	$24.79
Third Quarter	$7.50	$14.25
Fourth Quarter	$9.32	$13.08
2003
First Quarter	$11.57	$15.53
Second Quarter	$14.38	$18.01
Third Quarter	$16.00	$25.63
Fourth Quarter	$17.50	$23.50

     As of March 1, 2004, there were approximately 161 holders of record of the Company’s Common Stock.

     No dividends have been paid on the Common Stock since the Company’s inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to our shares of common stock that may be issued under our existing equity compensation plans.

				C
				Number of Securities
	A		B	Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance Under
	Be Issued Upon		Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding		Outstanding	(Excluding Securities
Plan Category	Options		Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders (1)	6,527,000	(3)	$23.33	1,644,165	(4)
Equity Compensation Plans Not Approved by Shareholders (2)	—		$—	1,000,000

Total	6,527,000		$23.33	2,644,165

(1)	Consists of the 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

(2)	Consists solely of the 2001 Non-statutory Stock Option Plan. At December 31, 2003, no options have been granted under this Plan.

(3)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,207,961 shares. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last U.S. business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date. Eligible employees may defer up to 10% of their salary, but not to exceed $25,000 worth of stock in any calendar year, to purchase shares under this Plan.

(4)	Consists of shares available for future issuance under our 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2003, an aggregate of 1,207,961 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 436,204 shares of common stock were available for issuance under the 1996 Stock Option Plan and 1997 Stock Option Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our board of directors. The 1997 Stock Option Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data.”

	For the Years Ended December 31,

	1999	2000	2001	2002	2003

		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Service revenue from research collaborations	$30,497	$34,999	$42,629	$35,397	$37,018
Service revenue – related party	—	—	—	—	1,671
Product sales	—	5,919	14,216	25,877	14,458
License fees and royalties	—	2,400	3,175	3,547	9,816

Total Revenue	30,497	43,318	60,020	64,821	62,963
Operating expenses:
Cost of products sold	—	2,775	6,591	6,239	2,937
Research and development	26,628	35,898	38,718	39,307	38,387
Research and development – related party	—	—	—	—	1,671
Sales, general and administrative	7,624	11,798	12,524	14,592	14,933

Total operating expenses	34,252	50,471	57,833	60,138	57,928

Income (loss) from operations	(3,755)	(7,153)	2,187	4,683	5,035
Interest income	2,542	7,155	6,117	3,269	1,996
Interest and other expense	(934)	(924)	(660)	(9)	—

Income (loss) before income tax expense	(2,147)	(922)	7,644	7,943	7,031
Income tax expense	—	—	1,306	2,657	1,290

Net income (loss)	$(2,147)	$(922)	$6,338	$5,286	$5,741

Basic net income (loss) per share	$(0.27)	$(0.03)	$0.21	$0.17	$0.18

Shares used in computing basic net income (loss) per share	8,087	28,873	29,904	30,647	31,199

Diluted net income (loss) per share	$(0.27)	$(0.03)	$0.20	$0.17	$0.18

Shares used in computing diluted net income (loss) per share	8,087	28,873	31,196	31,638	32,470

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$119,270	$111,040	$113,326	$118,020	$138,698
Working capital	102,093	98,139	101,925	118,363	131,154
Total assets	148,305	146,221	151,070	157,368	177,536
Long-term obligations, less current portion	6,729	3,010	—	—	—
Total stockholders’ equity	119,943	123,651	134,497	145,483	159,438

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statement

     This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as “Risk Factors”.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2003, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

     We have been a public company for four years, and have built upon our broad technology platform to establish ourselves as a profitable company with several complementary operating businesses. Since our initial public offering in 1999, our revenue has increased at a compounded average annual rate of 20%, and we have been profitable since the first quarter of 2001.

     Since our inception, we have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high throughput discovery of materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications. We believe we are now well positioned to capitalize on this investment. We believe that the drivers of our near term growth and profitability are already in place, namely:

•	the credibility and commitment afforded by our alliance with ExxonMobil

•	a visible improvement in industry spending levels

•	the near-term growth potential of our royalty income stream; and

•	expansion of our software business.

     Our 2003 financial results were mixed. On the positive side, the ExxonMobil alliance provides a high level of committed revenue for a 5-year period across all of our businesses. We saw some growth in our collaborations business, through ExxonMobil and the addition of BP, Univation and 2 undisclosed partners. Our revenue from licenses and royalties grew 177% through a variety of intellectual property, technology and software licenses. However, in Discovery Tools, we did not sell and deliver polymorph systems to pharmaceutical customers who were affected by reduced capital spending in the pharmaceutical industry in 2003. Looking forward to 2004, we will be delivering a polymorph system to Pfizer in the first quarter, we believe that pharmaceutical capital spending is improving, and we have adopted a modular approach to selling Discovery Tools to facilitate more timely customer purchases.

     Our businesses combined to generate total revenue for the 2003 year of $63 million, with operating income of $5 million and diluted earnings per share of $0.18. Our earnings continue to be impacted by decreases in interest income and variability in our effective income tax rate. For 2003, we had an effective income tax rate of 18% versus 33% in 2002 resulting from the recognition in the fourth quarter of 2003 of just over $1 million in benefits from certain of our deferred tax assets, which previously had been reserved. Based on our current forecast for 2004, we anticipate an effective income tax rate of approximately 40%.

     During 2003, we generated positive cash flow from operations and ended the year with $138.7 million in cash, cash equivalents and available-for-sale securities.

     Our total headcount increased from 204 employees at the end of 2001 to 213 employees at the end of 2002 to 235 employees at the end of 2003, to meet the mix and level of staffing promised to ExxonMobil in particular.

     As of December 31, 2003, our accumulated deficit was approximately $2.6 million. We may incur additional operating losses as we continue to expand staffing, equipment and facilities. See “Risk Factors.”

     We expect to continue to make significant investments in research and development to enhance our technologies, including for the development of new instruments and software. In addition, our strategy is to expand our operations and to continue to build our research and development, business development and marketing efforts.

Critical Accounting Policies

     Symyx’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Note 1 to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved and accounting for income taxes. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Source of Revenue and Revenue Recognition Policy

     We generate revenue from services provided under research collaborations, the sale of products, license of associated software, and provision of support and maintenance services and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue and license revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, or EITF 00-21, “Multiple-Deliverable Revenue Arrangements.” In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once we have established fair value for all undelivered elements.

     Service revenue consists of research and development funding received from collaborative partners as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for Discovery Tools systems, comprising hardware, associated software and intellectual property licenses and consumables. Royalties and license fees include fees for licensing of our software, intellectual property, proprietary materials and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

     Service Revenue

     We recognize revenue from research collaboration agreements and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

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

     Product Sales

     We recognize revenue from the sale of Discovery Tools, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. Accordingly, the cost of products sold as a percentage of product revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     Software License Fees

     For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria has been met. We consider all arrangements with payment terms longer than twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

     Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. Our product related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

     Intellectual Property License Fees and Royalties

     We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

     We recognize royalty revenue based on reported sales by third party licensees of products containing our materials, software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

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

Warranty Expense Accrual

     A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered and establishes the accrual based, in part, by reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material unfavorable impact on us if system failures or the costs to repair systems are greater than our estimates.

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

Accounting for Income Taxes

     Income taxes have been provided using the liability method. Our effective income tax rate for 2003 is based, in part, on the recognition of deferred tax assets that we expect will be realized in the next year and on our projections of future taxable income. Fluctuations in the actual outcome of these projections could materially impact our financial position or results of operations. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Establishing this valuation allowance involves significant judgment because we have a limited history of profitability and the period over which the potential future benefit from the deferred tax assets may be realized is quite long. We review our need for a valuation allowance on a quarterly basis and adjust our estimated annual effective income tax rate at that time.

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

Stock-Based Compensation

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

     In connection with the grant of stock options to employees and consultants, prior to our initial public offering in 1999 we recorded deferred stock compensation of approximately $5.4 million. This amount was initially recorded as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the underlying options using the graded vesting method. We recorded amortization of deferred compensation of approximately $43,000 in 2003, $168,000 in 2002, and $411,000 in 2001 in connection with options awarded to employees. See Note 4 of Notes to Consolidated Financial Statements for a breakdown between operating expense categories.

     We also recorded compensation expense of approximately $94,000 in 2003, $0 in 2002, and $0 in 2001 for options granted to consultants.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2003 and 2002

Revenue

     Our total revenue in 2003 was $63.0 million, a decrease of 3% from $64.8 million in 2002. This decrease was primarily due to the decrease in our product revenue caused by lower sales of Discovery Tools systems. Our service revenue from research collaborations increased from $35.4 million in 2002 to $38.7 million in 2003 (including $1.7 million from a related party in 2003). Our revenue from license fees and royalties increased 177% from $3.5 million in 2002 to $9.8 million in 2003 due to the expansion of our customer base in licensing of materials, software and technology, in particular ExxonMobil.

     ExxonMobil, Merck and an Undisclosed Partner accounted for 34%, 13%, and 11%, respectively, of total revenue for the year ended December 31, 2003. ExxonMobil, Merck and an Undisclosed Partner accounted for 18%, 9%, and 10%, respectively, of revenue for the same period in 2002.

     We segregate revenue by: Industry Collaborations, Discovery Tools and Intellectual Property Licensing (in thousands).

	Years Ended December 31,

	2003	2002

Industry Collaborations	$36,125	$28,889
Industry Collaborations – related party	1,671	—
Discovery Tools	20,088	32,621
Intellectual Property Licensing	5,079	3,311

Total	$62,963	$64,821

     The reconciliation of segment revenue above to the revenue disclosed in the Consolidated Statement of Operations is provided in Note 6, “Segment Disclosure”, of Notes to the Consolidated Financial Statements.

Industry Collaboration Revenue

     Industry collaboration revenue increased from $28.9 million in 2002 to $36.1 million in 2003. The increase in industry collaboration revenue in 2003 was primarily attributable to the funding received under the new alliance agreement we entered into with ExxonMobil effective April 2003. The increase in industry collaboration revenue from ExxonMobil was partially offset by a decrease in the level of funding received from Celanese.

     We expect to receive over $200 million in revenue from ExxonMobil during the 5-year term of the alliance, through our research collaborations, Discovery Tools, and license of software and intellectual property. We believe this will greatly contribute to our expected growth in industry collaboration revenue in 2004.

Industry Collaboration Revenue – Related Party

     In January 2003, the Company formed Symyx Therapeutics, Inc. (“STI”) as a wholly owned subsidiary. In connection with the formation of STI, the Company licensed to STI exclusive rights to certain of the Company’s intellectual property within a specific field with no cost basis to the Company, while retaining the rights to use and commercialize certain data generated by STI outside its field. From STI’s inception through May 6, 2003, the operating results of STI were consolidated into the Company’s financial statements. On May 6, 2003, STI completed a private financing with outside investors led by The Sprout Group and 5am Ventures, raising an aggregate of $8 million, which reduced the Company’s ownership position in STI to approximately 46% of shares outstanding. In November 2003, STI completed a second closing of its Series A financing, raising an additional $2,350,000 and diluting the Company’s ownership position in STI to approximately 39% of shares outstanding.

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

     On May 6, 2003, the Company also entered into an 18 month Collaborative Research and License Agreement with STI. Under the terms of this Agreement, STI pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Research Agreement during the year ended December 31, 2003 amounted to $1.7 million, and has been classified as related party revenue.

Discovery Tools Revenue

     The decrease in Discovery Tools revenue in 2003 was primarily due to there being no shipments of Polymorph Discovery Tools systems in 2003.

     During year 2003, we shipped Discovery Tools systems to Merck, North Dakota State University, Battelle Memorial Institute and several other customers. Discovery Tools revenue included $14,458,000 of product sales, $4,775,000 of service revenue, and $855,000 of software license revenue for the year ended December 31, 2003 and $25,877,000 of product sales, $6,659,000 of service revenue and $85,000 of software license revenue for the year ended December 31, 2002.

     In 2004, we expect to ship a biocatalysis workflow to Merck and a Polymorph system to Pfizer. We are currently negotiating with other chemical and pharmaceutical companies for the sale of Discovery Tools systems. We have also initiated separate software licensing discussions with other chemical and pharmaceutical companies. We believe our expanding customer base will contribute to our expected growth of Discovery Tools revenue in 2004.

Intellectual Property Licensing Revenue

     Intellectual Property Licensing revenue increased 53% from $3.3 million in 2002 to $5.1 million in 2003. The increase in licensing revenue in 2003 was primarily due to payments received from ExxonMobil and Hella KG. We believe that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in 2004.

     In the final quarter of 2003, we received our first royalty payments from Agfa for the sale of our commercialized material.

Cost of Products Sold

     Cost of products sold was $2.9 million, or 20% of product sales revenue for the year ended December 31, 2003, compared to $6.2 million, or 24% of product sales revenue for the year ended December 31, 2002. The decrease in the cost of products sold was due to the change in the product mix shipped in the respective years.

     We have had limited sales of Discovery Tools systems and consumables to date and the systems are often built to the customer specifications. Therefore, the cost of products sold is expected to fluctuate from period to period and will be driven by the variability of product mix and sales volumes in each period.

Research and Development Expenses

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, and depreciation of facilities and laboratory equipment.

     The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2003, for whom Symyx conducted research and development, together with the primary focus of the collaborations and the date upon which the current contract ends. Contracts may only be extended by mutual agreement between Symyx and the collaborative partner.

Current Research
Partner	Contract Ends	Primary focus of current collaborative efforts

Dow Chemical	6/30/2004	Catalysts for Polyolefins
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins
Undisclosed Partner	4/30/2004	Catalysts for automotive applications

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 65% of research & development efforts in 2003 were undertaken for collaborative projects funded by our partners, and approximately 35% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. This compares with approximately 63% of research & development efforts being undertaken for collaborative projects funded by our partners, and approximately 37% of research effort on our own internally funded research including development costs related to our Discovery Tools business during 2002. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

     Research and development expenses in 2003 were $40.1 million, including $1.7 million of direct costs of research services provided to a related party, compared with $39.3 million in 2002, an increase of $751,000 or 2%. The increase in 2003 was due primarily to increases in salary related expenses due to the hiring of additional scientific and technical staff to work on research and development projects for ExxonMobil and our related party, STI.

     Research and development expenses represented 64% of total revenues in 2003 and 61% of total revenues in 2002. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses in 2003 were $14.9 million, compared with $14.6 million in 2002, an increase of $341,000 or 2%. The increase was primarily due to the addition of a number of business development staff and their associated costs to manage and support our growth.

     Sales, general and administrative expenses represented 24% of total revenues in 2003 and 23% of total revenues in 2002. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we continue to expand our business development and administrative staff, support existing and expanded laboratory and engineering facilities, and incur escalating insurance and other administrative costs.

Net Interest Income

     Net interest income represents interest income earned on our cash, cash equivalent and available-for-sale securities. Interest income was $2.0 million in 2003, compared with $3.3 million in 2002. This decrease was due to lower interest rates in 2003. Interest expense was nil in 2003, compared with $9,000 in 2002.

Provision for Income Taxes

     We recorded an income tax expense of $1.3 million in 2003 and $2.7 million in 2002. Our effective income tax rate was 18.3% for fiscal year 2003 and 33.5% for fiscal year 2002. The decrease in our effective income tax rate in 2003 was due to the fact that we recognized approximately $1.3 million of income tax benefits from certain of our deferred tax assets in 2003, which had previously been reserved. We do not have a sufficient history of profitability to fully benefit all of our deferred tax assets at this time. The largest component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes is substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions.

     As of December 31, 2003, we had net deferred tax assets of approximately $1.4 million. Our net deferred tax assets primarily relate to revenue that has been recognized for income tax purposes but deferred for financial reporting purposes together with reserves and accruals that have been recognized for financial reporting purposes but not for income tax purposes, partially offset by accelerated income tax deductions for insurance and property tax. At December 31, 2003, we had federal net operating loss carryforwards of approximately $3.2 million, the majority of which were attributable to stock option deductions and whose benefit, if realized, will be recognized directly to equity. The net operating loss carryforwards will start to expire in 2020, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Comparison of Years Ended December 31, 2002 and 2001

Revenue

     Our total revenue in 2002 was $64.8 million, an increase of 8% from $60.0 million in 2001. This increase was due to the growth of product sales to $25.9 million in 2002, up from $14.2 million in 2001. Our service revenue from research collaborations decreased from $42.6 million in 2001 to $35.4 million in 2002 due mainly to the expiration of a number of technology access fees in 2001 and the expiration and non-renewal of other contracts due largely to budget constraints being faced by our collaborative partners.

     ExxonMobil Chemical Company, Eli Lilly and The Dow Chemical Company, accounted for 18%, 16%, and 13%, respectively, of total revenue for the year ended December 31, 2002. ExxonMobil Chemical Company, The Dow Chemical Company and Bayer accounted for 12%, 14%, and 13%, respectively, of revenue for the same period in 2001.

     We segregate revenue by: Industry Collaborations, Discovery Tools and Intellectual Property Licensing (in thousands).

	Years Ended December 31,

	2002	2001

Industry Collaborations	$28,889	$44,629
Discovery Tools	32,621	14,466
Intellectual Property Licensing	3,311	925

Total	$64,821	$60,020

     The reconciliation of segment revenue above to the revenue disclosed in the Consolidated Statement of Operations is provided in Note 6, “Segment Disclosure”, of Notes to the Consolidated Financial Statements.

Industry Collaboration Revenue

     The decrease in industry collaboration revenue in 2002 was largely attributable to the conclusion of the technology access fees paid under the 1999 Bayer and Dow collaboration contracts and recognized over the life of those contracts, a reduction in the level of funding received from Dow and Celanese in 2002, the conclusion of the Applied Biosystems collaboration at December 31, 2001, the expiration of the BASF and ICI collaborations in 2001 and the conclusion of the funding received from Merck under the Polymorph Systems development collaboration during 2002. These reductions in funding received were partially offset by the increase in funding received under the ExxonMobil collaboration in 2002, an increase in funding attributable to a research collaboration with an undisclosed partner and a number of new smaller collaborations.

Discovery Tools Revenue

     The increase in Discovery Tools revenue in 2002 was attributable mainly to the shipment of Discovery Tools Polymorph Systems to Merck and Eli Lilly and Discovery Tools Solubility Systems to Merck, Lilly and Amgen during 2002. We also shipped Discovery Tools Systems to North Dakota State University, an unnamed customer and Dow Chemical Company in 2002. Discovery Tools revenue included $25,877,000 of product sales, $6,659,000 of service revenues, and $85,000 of software license revenue for the year ended December 31, 2002 and $14,216,000 of product sales and $250,000 of software license revenue for the year ended December 31, 2001.

Intellectual Property Licensing Revenue

     The increase in Intellectual Property Licensing revenue in 2002 was due to the licensing of patents to General Electric, Bayer and an undisclosed licensee, together with a fully paid up license fee received from Argonaut Technologies, Inc. Licensing revenue for the year ended December 31, 2001 included advance royalty payments received under the ABI collaboration that expired on December 31, 2001.

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

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 63% of research and development efforts in 2002 were undertaken for collaborative projects funded by our partners, and approximately 37% of research effort was on our own internally funded research including development costs related to our Discovery Tools business. This compares with approximately 78% of research and development efforts being undertaken for collaborative projects funded by our partners, and approximately 22% of research effort on our own internally funded research including development costs related to our Discovery Tools business during 2001.

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

Net Interest Income (Expense)

     Net interest income (expense) represents interest income earned on our cash, cash equivalent and available-for-sale securities net of interest expense on equipment financing loans. Interest income was $3.3 million in 2002, compared with $6.1 million in 2001. This decrease was due to lower interest rates in 2002. Amounts owed under equipment financing loans used to partially fund our initial acquisition of equipment were fully repaid at December 31, 2001, resulting in interest expense decreasing to $9,000 in 2002 from $660,000 in 2001.

Provision for Income Taxes

     We recorded an income tax expense of $2.7 million in 2002 and $1.3 million in 2001. The effective tax rate was 33.5% for fiscal year 2002 and 17.1% for fiscal year 2001. The increase in our effective tax rate in 2002 is due to the fact that we had largely utilized our net operating loss carryforwards as of December 31, 2001. The net operating loss utilized in fiscal 2001 was not related to stock option deductions.

Recent Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

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

Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software

     The Emerging Issues Task Force reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” Issue 03-5 is applicable to arrangements entered into after September 30, 2003. There was no material effect upon our financial position or results of operations from the adoption of the provisions of EITF 03-5

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004 for all other variable interest entities. There was no impact upon our financial condition or results from operations from the adoption of the initial provisions of FIN 46 and no impact is expected upon adoption of the remaining provisions in 2004.

Liquidity and Capital Resources

     This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

     We had positive cash flow from operating activities for the year ended December 31, 2003 and finished the year with cash, cash equivalents and available-for-sale securities of approximately $138.7 million, an increase of $20.7 million from December 31, 2002. The $20.7 million increase in cash, cash equivalents and available-for-sale securities during 2003, was influenced significantly by a $4.1 million decrease in outstanding accounts receivable and a $4.7 million increase in deferred revenue, both of which were attributable largely to the timing of payments for Discovery Tools systems.

     As of December 31, 2003, Symyx had no long-term liabilities.

     Our operating activities provided $27.2 million, $9.7 million and $16.7 million of cash in 2003, 2002 and 2001, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and licensing, partially offset by operating expenses. We expect that we will continue to generate positive cash flow from our operating activities in the near future.

     Net cash used in investing activities was $43.1 million, $1.6 million and $8.6 million, respectively, in 2003, 2002 and 2001. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of our available-for-sale securities. Cash used in purchases of property and equipment was $9.7 million, $4.5 million and $11.0 million, respectively, in 2003, 2002 and 2001. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $7.4 million and $2.0 million in 2003 and 2002, respectively and used cash of $3.2 million in 2001. These amounts are primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in each of the three years, offset by partial repayments of equipment and leasehold improvement loan financing in 2001. The increase from 2002 to 2003 is due primarily to the fact that employees more actively exercised stock options as our stock price increased in 2003.

     Current liabilities increased by approximately $6.2 million at December 31, 2003 as compared to December 31, 2002. The increase was due primarily to a $4.7 million increase in deferred revenue at December 31, 2003, attributable largely to advanced deposits on Discovery Tools Systems to be delivered in 2004.

Backlog

     As of December 31, 2003, our customers have contractually committed to 2004 funding of approximately $60 million for the purchase by customers of Discovery Tools systems, licenses to our intellectual property and for research and development with existing collaborative partners.

Commitments

     As of December 31, 2003 and 2002, our principal commitments were $11.8 million and $15.2 million, respectively. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory. We will satisfy these obligations as they become due over the next seven years.

     Future commitments under the operating leases for our facilities and purchase commitments for inventory as of December 31, 2003 are as follows (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years

Facility Commitments	$11,653	$1,733	$3,648	$3,586	$2,686
Purchase Commitments	101	101	—	—	—

Total	$11,754	$1,834	$3,648	$3,586	$2,686

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

     We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

     We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

     Symyx has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities as of December 31, 2003. Symyx has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between Symyx and related parties during 2003 were:

•	Research and development service provided to Symyx Therapeutics, Inc.

•	Loans originally provided to certain employees and executive officers for the exercise of stock options prior to our initial public offering in 1999; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

Dividend Policy

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2003 our investment portfolio comprised approximately $17.1 million in money market funds and $121.6 million in U.S. corporate debt and U.S. treasury securities. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2003 levels, the fair value of our portfolio would decline by approximately $1,051,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:
Principal Amount by Expected Maturity (in thousands)
Average Interest Rate

				Fair Value
	2004	2005	Total	December 31, 2003

Available-for-sale securities	$65,986	$55,532	$121.5	$121.6
Average interest rate	1.52%	1.87%	1.68%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Symyx Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California
January 22, 2004

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17,110	$25,629
Available-for-sale securities	121,588	92,391
Accounts receivable	2,617	6,697
Inventories	3,743	2,240
Interest receivable and other current assets	4,194	3,291

Total current assets	149,252	130,248
Property and equipment, net	25,681	24,196
Deferred tax and other assets	2,603	2,924

Total assets	$177,536	$157,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,697	$4,511
Accrued compensation and employee benefits	2,142	1,205
Income taxes payable	1,055	253
Deferred rent	681	1,003
Deferred revenue	7,723	3,014
Warranty expense accrual	1,800	1,899

Total current liabilities	18,098	11,885

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 31,610,108 and 30,920,499 shares issued and outstanding at December 31, 2003 and 2002, respectively	32	31
Additional paid-in capital	162,160	154,213
Stockholder notes receivable	(134)	(404)
Deferred stock compensation	(7)	(92)
Accumulated other comprehensive income	31	120
Accumulated deficit	(2,644)	(8,385)

Total stockholders’ equity	159,438	145,483

Total liabilities and stockholders’ equity	$177,536	$157,368

See accompanying notes.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Service revenue from research collaborations	$37,018	$35,397	$42,629
Service revenue - related party	1,671	—	—
Product sales	14,458	25,877	14,216
License fees and royalties	9,816	3,547	3,175

Total revenues	62,963	64,821	60,020

Operating expenses:
Cost of products sold	2,937	6,239	6,591
Research and development	38,387	39,307	38,718
Research and development - related party	1,671	—	—
Sales, general and administrative	14,933	14,592	12,524

Total operating expenses	57,928	60,138	57,833

Income from operations	5,035	4,683	2,187
Interest income	1,996	3,269	6,117
Interest and other expense	—	(9)	(660)

Income before income tax expense	7,031	7,943	7,644
Income tax expense	1,290	2,657	1,306

Net income	$5,741	$5,286	$6,338

Basic net income per share	$0.18	$0.17	$0.21

Shares used in computing basic net income per share	31,199	30,647	29,904

Diluted net income per share	$0.18	$0.17	$0.20

Shares used in computing diluted net income per share	32,470	31,638	31,196

See accompanying notes.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2000	—	—	30,139	$30	$144,748
Repurchase of common stock	—	—	(12)	—	(2)
Issuance of common stock on exercise of options	—	—	387	1	2,093
Issuance of common stock under employee share purchase plan	—	—	100	—	1,267
Repayment of notes receivable	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—
Deferred stock compensation related to terminated employees	—	—	—	—	(76)
Tax benefit from employee stock option plans	—	—	—	—	336
Comprehensive income:
Net income for the year ended December 31, 2001	—	—	—	—	—
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes of 336	—	—	—	—	—
Comprehensive income

Balance at December 31, 2001	—	—	30,614	31	148,366
Repurchase of common stock	—	—	(2)	—	(1)
Issuance of common stock on exercise of options	—	—	216	—	905
Issuance of common stock under employee share purchase plan	—	—	92	—	1,055
Repayment of notes receivable	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—
Deferred stock compensation related to terminated employees	—	—	—	—	(75)
Tax benefit from employee stock option plans	—	—	—	—	3,963
Comprehensive income:
Net income for the year ended December 31, 2002	—	—	—	—	—
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $247	—	—	—	—	—
Comprehensive income

Balance at December 31, 2002 (carried forward)	—	—	30,920	31	154,213

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Stockholder	Deferred	Other		Total
	Notes	Stock	Comprehensive	Accumulated	Stockholders’
	Receivable	Compensation	Income (Loss)	Deficit	Equity

Balance at December 31, 2000	$(621)	$(822)	$325	$(20,009)	$123,651
Repurchase of common stock	—	—	—	—	(2)
Issuance of common stock on exercise of options	—	—	—	—	2,094
Issuance of common stock under employee share purchase plan	—	—	—	—	1,267
Repayment of notes receivable	211	—	—	—	211
Amortization of deferred stock compensation	—	411	—	—	411
Deferred stock compensation related to terminated employees	—	76	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	336
Comprehensive income:
Net income for the year ended December 31, 2001	—	—	—	6,338	6,338
Unrealized gain (loss) on foreign currency translation	—	—	(12)	—	(12)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of 336	—	—	203	—	203

Comprehensive income					6,529

Balance at December 31, 2001	(410)	(335)	516	(13,671)	134,497
Repurchase of common stock	—	—	—	—	(1)
Issuance of common stock on exercise of options	—	—	—	—	905
Issuance of common stock under employee share purchase plan	—	—	—	—	1,055
Repayment of notes receivable	6	—	—	—	6
Amortization of deferred stock compensation	—	168	—	—	168
Deferred stock compensation related to terminated employees	—	75	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	3,963
Comprehensive income:
Net income for the year ended December 31, 2002	—	—	—	5,286	5,286
Unrealized gain (loss) on foreign currency translation	—	—	(1)	—	(1)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $247	—	—	(395)	—	(395)

Comprehensive income					4,890

Balance at December 31, 2002 (carried forward)	(404)	(92)	120	(8,385)	145,483

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2002 (brought forward)	—	—	30,920	$31	$154,213
Repurchase of common stock	—	—	(2)	—	(2)
Issuance of common stock on exercise of options	—	—	579	1	6,006
Issuance of common stock under employee share purchase plan	—	—	113	—	1,115
Repayment of notes receivable	—	—	—	—	—
Issuance of options to consultants for services received	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	—
Deferred stock compensation related to terminated employees	—	—	—	—	(42)
Tax benefit from employee stock option plans	—	—	—	—	776
Comprehensive income:
Net income for the year ended December 31, 2003	—	—	—	—	—
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $61	—	—	—	—	—

Comprehensive income

Balance at December 31, 2003	—	—	31,610	$32	$162,160

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Stockholder	Deferred	Other		Total
	Notes	Stock	Comprehensive	Accumulated	Stockholders’
	Receivable	Compensation	Income (Loss)	Deficit	Equity

Balance at December 31, 2002 (brought forward)	$(404)	$(92)	$120	$(8,385)	$145,483
Repurchase of common stock	—	—	—	—	(2)
Issuance of common stock on exercise of options	—	—	—	—	6,007
Issuance of common stock under employee share purchase plan	—	—	—	—	1,115
Repayment of notes receivable	270	—	—	—	270
Issuance of options to consultants for services received	—	—	—	—	94
Amortization of deferred stock compensation	—	43	—	—	43
Deferred stock compensation related to terminated employees	—	42	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	776
Comprehensive income:
Net income for the year ended December 31, 2003	—	—	—	5,741	5,741
Unrealized gain (loss) on foreign currency translation	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $61	—	—	(91)	—	(91)

Comprehensive income					5,652

Balance at December 31, 2003	$(134)	$(7)	$31	$(2,644)	$159,438

See accompanying notes.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$5,741	$5,286	$6,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,925	11,067	9,807
Stock-based compensation	137	168	411
Deferred income taxes	103	558	(2,046)
Tax benefit from employee stock options	776	3,963	336
Changes in assets and liabilities:
Accounts receivable	4,080	(6,243)	539
Inventories	(1,503)	(48)	571
Interest receivable and other current assets	(881)	(306)	377
Other long-term assets	142	(325)	4
Accounts payable and other accrued liabilities	186	577	267
Accrued compensation and employee benefits	937	87	(278)
Income taxes payable	863	(2,568)	2,732
Deferred rent	119	161	238
Deferred revenue	4,709	(3,623)	(3,097)
Warranty expense accrual	(99)	925	534

Net cash provided by operating activities	27,235	9,679	16,733

INVESTING ACTIVITIES
Purchases of property and equipment, net	(9,723)	(4,482)	(10,980)
Purchases of available-for-sale securities	(145,198)	(76,148)	(89,901)
Proceeds from maturities of available-for-sale securities	112,090	78,995	77,839
Proceeds from sales of available-for-sale securities	—	—	14,727
Acquisition of technology	(315)	—	(250)

Net cash used in investing activities	(43,146)	(1,635)	(8,565)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases	7,390	1,965	3,570
Principal payments on equipment and facility loans	—	—	(6,729)

Net cash provided by financing activities	7,390	1,965	(3,159)

Effect of foreign exchange rate changes on cash and cash equivalents	2	(1)	(12)

Net increase in cash and cash equivalents	(8,519)	10,008	4,997
Cash and cash equivalents at beginning of period	25,629	15,621	10,624

Cash and cash equivalents at end of period	$17,110	$25,629	$15,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded)	$(474)	$791	$366

See accompanying notes.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput experimentation to the discovery of innovative materials for chemical, life science, electronics, consumer goods and automotive industries. Symyx works with companies seeking to transform their search for better products and processes through research collaborations, Discovery Tools sales, and the license of materials, intellectual property, and software.

Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Discovery Tools, incorporated in California, and Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Revenue reported in previous periods as product and license revenue is now reported separately as revenue from product sales and revenue from royalties and license fees. A portion of deferred tax assets reported as non-current assets in the previous period have been reclassified as current assets. Segment revenues for prior periods have been reclassified to conform to the current period presentations.

Cash and Cash Equivalents

     The Company considers all highly liquid investments, with maturities of three months or less on the date of purchase, to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Available-For-Sale Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such determination as of each balance sheet date. Through December 31, 2003, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The estimated fair value amounts have been determined by the Company using available market information.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following is a summary of the fair value of cash, cash equivalents and available-for-sale securities (in thousands):

	December 31,
	2003	2002
Cash and money market funds	$17,110	$24,135
U.S. corporate debt securities	120,544	88,835
U.S. Treasury securities	1,044	5,050

Total	$138,698	$118,020

     Above amounts are included in the following:

	December 31,
	2003	2002
Cash and cash equivalents	$17,110	$25,629
Available-for-sale securities	121,588	92,391

Total	$138,698	$118,020

     Unrealized gains and losses are not material, and have, therefore, not been shown separately; however, they have been included as a separate component in the statement of stockholders’ equity. Gross realized gains and losses on sales of available-for-sale securities were immaterial.

     The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows (in thousands):

	December 31,
	2003	2002
Due in less than 1 year	$65,971	$87,080
Due in 1 to 2 years	55,617	6,805

Total	$121,588	$93,885

Property and Equipment

     Property and equipment are stated at cost. Depreciation of equipment is computed on the straight-line method using a life of three to five years for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation of buildings is computed on the straight-line method using a life of thirty years for financial reporting purposes. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets for financial reporting purposes.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$19,057	$17,919
Computers and software	3,435	3,194
Land and building	3,551	—
Leasehold improvements	23,785	23,405
Construction in progress	1,406	169
Furniture and fixtures	970	985

	52,204	45,672
Less accumulated depreciation and amortization	(26,523)	(21,476)

Property and equipment, net	$25,681	$24,196

     At December 31, 2003, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $7,797,000, $8,818,000 and $8,825,000 in 2003, 2002, and 2001, respectively.

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

Revenue Recognition

     The Company generates revenue from services provided under research collaborations, the sale of products, license of associated software, and provision of support and maintenance services and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue and license revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” (“EITF 00-21”).

Service Revenue

     The Company recognizes service revenue from research collaboration agreements and support and maintenance agreements as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with these contracts are reported as research and development expense.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Product Sales

     Product sales revenue includes sales of Discovery Tools hardware and the license of associated software. The Company’s Discovery Tools systems are typically delivered under multi-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the System as a whole. If software is not incidental to the Discovery Tools system as a whole, revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. If software is incidental to the Discovery Tools system, revenue from the sale of the Discovery Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated software and licenses to intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative costs.

Software License Fees

     Amounts received from third parties for licenses to the Company’s software are recognized when earned under the terms of the agreements. For software licensed on an annual right to use basis, the revenue is recognized straight line over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, the Company recognizes revenue upon delivery of the software product to the end-user and commencement of the license, unless the Company has ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms longer than twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements.

     Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. The Company’s product related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

Intellectual Property License Fees and Royalties

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

     Royalty revenue is recorded based on reported sales by third party licensees of products containing the Company’s software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

Concentration of Revenue

     During the years ended December 31, 2003, 2002 and 2001 the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,
	2003	2002	2001
Applied Biosystems	$—	$—	$4,400
Bayer AG	400	300	7,535
Celanese Ltd.	2,308	4,437	5,204
Eli Lilly and Company	275	10,300	—
ExxonMobil	21,675	11,884	7,309
The Dow Chemical Company	4,316	8,600	8,425
Merck	8,246	5,835	5,006
Undisclosed Partner	6,637	6,705	3,433

     The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Years Ended December 31,
	2003	2002	2001
Industry Collaborations	$29,039	$22,733	$35,123
Discovery Tools	11,568	25,028	5,889
Intellectual Property Licensing	3,250	300	300

     The revenue from the above customers has been included in the Consolidated Statement of Operations as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Service revenue from research collaborations	$27,605	$27,573	$33,123
Product sales	7,862	20,102	5,639
License fees and royalties	8,390	386	2,550

Inventory

     Work in process inventory comprises customized Discovery Tools systems in the process of being built. Finished goods inventory comprises customized Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis. The following table summarizes the components of our inventory balance (in thousands):

	December 31,
	2003	2002
Work in Process	$1,960	$2,240
Finished Goods	1,783	—

Total	$3,743	$2,240

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Changes in the Company’s warranty accrual during the year ended December 31, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$1,899
New warranties issued during the period	587
Costs incurred during the period on specific systems	(386)
Changes in liability for pre-existing warranties during the period, including expirations	(300)

Balance as of December 31, 2003	$1,800

Acquisition of Technology

     In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid $750,000 and also issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. Subsequently, milestone payments of $250,000 were made in each of July 2000, December 2001 and October 2003. The exercise of this option and the subsequent milestone payments have been accounted for as an acquisition of technology and the associated costs are being amortized over the expected remaining useful life of the technology. The remaining useful life of acquired technology was reassessed in October 2003 upon the grant of the first European Patent, with the remaining unamortized balance of the acquired technology being amortized over a 5 year period from the date of issuance of the European Patent. An additional patent was acquired from a third party in May 2003 for $65,000 and is being amortized over a five year period, representing the estimated remaining useful life of this acquired technology. Based on acquired technology cost at December 31, 2003 and assuming no subsequent impairment of the underlying assets and no additional milestone payments, the annual amortization expense, is expected to be approximately $181,000 in 2004 through 2007, and $132,000 in 2008.

     Acquired technology consists of the following (in thousands):

	December 31,
	2003	2002
Acquired technology, at cost	$2,380	$2,065
Less accumulated amortization	(1,524)	(1,155)

Acquired technology, net	$856	$910

Amortization expense recorded	$369	$425

Research and Development

     Symyx’s policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, chemical and scientific supplies costs, facilities rental and utilities costs related to laboratories and offices occupied by technical staff, depreciation on

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

equipment and facilities used by technical staff and outside services such as machining and third-party research and development costs.

Income Taxes

     Income taxes have been provided using the liability method. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

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

     Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes option pricing model. Stock compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

     Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company’s initial public offering in November 1999 was estimated at the date of grant using the minimum value method. Options granted following the Company’s November 1999 initial public offering have been valued using the Black-Scholes method with an expected stock volatility of 0.67 in 2003, 0.74 in 2002 and 0.84 in 2001. Other valuation assumptions are as follows:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.2%	3.7%	4.6%
Expected life (years)	3.5	3.5	3.5

     The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2003, 2002 and 2001.

	2003	2002	2001
Expected stock price volatility	0.48	0.55	0.84
Risk-free interest rate	1.5%	2.12%	4.70%
Expected life (years)	0.75	0.71	0.62

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$5,741	$5,286	$6,338

Add: Stock-based employee compensation expense included in reported net income	43	168	411

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(15,171)	(22,269)	(25,108)

Pro forma	$(9,387)	$(16,815)	$(18,359)

Basic net income (loss) per share:
As reported	$0.18	$0.17	$0.21

Pro forma	$(0.30)	$(0.55)	$(0.61)

Diluted net income (loss) per share:
As reported	$0.18	$0.17	$0.20

Pro forma	$(0.30)	$(0.55)	$(0.61)

Net Income Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share plus the dilutive effect of stock options and shares subject to repurchase by the Company.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table presents the calculation of basic, diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income	$5,741	$5,286	$6,338

Weighted-average shares of common stock outstanding	31,213	30,798	30,413
Less: weighted-average shares subject to repurchase	(14)	(151)	(509)

Weighted-average shares used in computing basic net income per share	31,199	30,647	29,904

Dilutive effect of employee stock options, using the treasury stock method	1,257	840	783
Weighted-average shares subject to repurchase	14	151	509

Weighted-average shares used in computing diluted net income per share	32,470	31,638	31,196

Basic net income per share	$0.18	$0.17	$0.21

Diluted net income per share	$0.18	$0.17	$0.20

     The Company has excluded 2,768,000, 3,699,000 and 2,891,000 shares of outstanding stock options from the calculation of diluted net income per share in 2003, 2002 and 2001, respectively, because all such securities are anti-dilutive for the respective periods.

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

Comprehensive Income

     The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment, both net of tax. Comprehensive income has been disclosed in the statement of stockholders’ equity for all periods presented.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The components of accumulated other comprehensive income at December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Foreign	Unrealized Gain
	Currency	(Loss) On
	Translation	Available-For-Sale
	Adjustments	Securities	Total
Balance at December 31, 2000	$—	$325	$325
Foreign currency translation adjustment	(12)	—	(12)
Unrealized gain on available-for-sale securities, net of $336 taxes	—	203	203

Balance at December 31, 2001	(12)	528	516
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on available-for-sale securities, net of $247 taxes	—	(395)	(395)
Balance at December 31, 2002	(13)	133	120

Foreign currency translation adjustment	2	—	2
Unrealized loss on available-for-sale securities, net of $61 taxes	—	(91)	(91)

Balance at December 31, 2003	$(11)	$42	$31

Effect of New Accounting Pronouncements

     Multiple-Deliverable Revenue Arrangement

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” There was no material effect upon the Company’s financial position or results of operations from the adoption of the provisions of EITF 00-21.

     Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software

     The Emerging Issues Task Force reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” Issue 03-5 is applicable to arrangements entered into after September 30, 2003. There was no material effect upon the Company’s financial position or results of operations from the adoption of the provisions of EITF 03-5

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004 for all other variable interest entities. There was no impact upon the Company’s financial condition or results from operations from the adoption of the initial provisions of FIN 46 and no impact is expected upon adoption of the remaining provisions in 2004.

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

     The table below indicates some of the significant collaborative partners for whom the Company conducted research and development in 2003, together with the primary focus of the collaborations. In addition to these partners we have a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2003:

Current Research
Partner	Contract Ends	Primary focus of current collaborative efforts
BP	12/31/2004	Catalysts for certain commodity chemicals
Dow Chemical	6/30/2004	Catalysts for Polyolefins
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins
Undisclosed Partner	4/30/2004	Catalysts for automotive applications

     Under the typical collaborative arrangement, the Company owns all inventions conceived and reduced to practice solely by the Company in connection with activities under the agreements and all know-how and intellectual property rights related thereto; and the Company and the collaborative partner jointly own all inventions made, conceived, reduced to practice, or otherwise developed jointly by employees or consultants of the Company and those of the collaborative partner in connection with activities under the agreement and all know-how and intellectual property rights related thereto. The Company’s collaborative partner typically receives exclusive rights in the defined field of the collaborative agreement.

     The agreements are typically cancelable only in the event of breach by either party or certain other conditions. As of December 31, 2003, the Company had committed funding from existing collaborative partners, excluding milestone payments which are contingent upon the success of the research, of approximately $35.4 million. Revenue from collaborative partners who individually comprised more than 10% of revenue is included within Note 1 - Concentration of Revenue.

     In 2003, Symyx entered into an Alliance, Technology Transfer and License Agreement effective April 1, 2003 with ExxonMobil Research and Engineering Company under which the Company will provide research services, develop and sell Discovery Tools Systems, and license its software and intellectual property. The ExxonMobil alliance provides Symyx with an expected five-year revenue stream of over $200 million from currently planned alliance activities, purchases of Discovery Tools, and licensing fees. In addition, Symyx is entitled to receive royalties from the commercialization of materials, processes and products based on discoveries made in the fields of agreement. The broad scope of this alliance

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

will enable Symyx to strengthen its technology base in chemicals and expand high throughput technology into lubricants and refining.

     The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the assignment of these FTE’s to each project over time. Based on the analysis of these FTE’s, for the twelve months ended December 31, 2003, approximately 65% of the Company’s research effort, determined based on employee hours charged to a project, was on research for collaborative projects funded by our partners. The remaining 35% of research effort was on Symyx funded research and development. The focus of the Symyx funded programs in 2003 was largely on life sciences, such as materials for genomics and pharmaceutical development, and on industrial polymer applications as well as the next generation of Discovery Tools. In 2002 and 2001 approximately 63% and 78%, respectively, of the Company’s research effort was for collaborative projects funded by our partners with approximately 37% and 22%, respectively, being Symyx funded research.

3. Facility Lease and Other Commitments

     In May 1999, the Company entered into an eight-and-a-half-year operating lease agreement for an additional facility commencing October 1999. In February 2000, the Company entered into an agreement to lease a third facility. The lease commenced on October 1, 2000 and has an initial term of ten years with an option to extend the initial term for an additional five years. In May 2003, the Company entered into an agreement to lease a storage facility for a period of two years.

     Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $1,996,000, $2,248,000 and $2,230,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     As of December 31, 2003 and 2002, the Company’s principal commitments were $11.8 million and $15.2 million, respectively. Principal commitments consisted of the Company’s obligations under operating leases and its commitments to purchase inventory. The Company will satisfy these obligations as they become due over the next seven years.

     Future commitments under the operating leases for the Company’s facilities as of December 31, 2003 are as follows (in thousands):

Years ending December 31,
2004	$1,733
2005	1,798
2006	1,850
2007	1,911
2008	1,675
Thereafter	2,686

Total	$11,653

     As of December 31, 2003, the Company had purchase commitments for inventory of approximately $101,000.

     As of December 31, 2003 the Company had no amounts due under loan agreements and had no lines of credit or other finance facilities in place. Interest expense for the years ended December 31, 2003, 2002 and 2001 was $0, $9,000 and $660,000, respectively.

4. Stockholders’ Equity

Convertible Preferred Stock

     In September 1999, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 10,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights.

Common Stock

     At the Company’s annual meeting in May 2003, the stockholders approved an amendment to the Company’s Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 60,000,000 shares.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Included in the common shares outstanding at December 31, 2003, 2002 and 2001 are 2,154, 48,755 and 283,727 shares, respectively, of common stock subject to repurchase rights, which generally expire ratably over four or five years from date of issuance. Certain of these shares were issued pursuant to full-recourse notes receivable, which bear interest at rates between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of the participant’s employment with the Company, or on various dates, which began in February 2003 and end in August 2004 - see Note 7 Related Party Transactions.

     As of December 31, 2003, the Company has reserved 7,963,204 shares of common stock for future issuance in relation to the Company’s Stock Option Plans.

Stock Purchase Plan

     In October 1999, the Company’s shareholders approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the board of directors. At December 31, 2003, shares of common stock available for future issue under the Stock Purchase Plan are 1,207,961.

Stock Option Plans

     The Company’s 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors and consultants.

     During 1997, the Company’s board of directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the “Qualified Plans”). The 1997 Stock Option Plan provides for the issuance of options for up to 10,199,019 shares of common stock to employee and consultants. The Qualified Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the board of directors.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     No options have been granted under the 2001 NSO Plan as of December 31, 2003. A summary of activity under the 1996 and 1997 Stock Option Plans is as follows:

	Outstanding Stock Options
			Weighted-
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price
Balance at December 31, 2000	3,881,706	$0.01-$62.63	$26.57
Options granted	1,705,387	$12.13-$31.25	$22.64
Options exercised	(386,910)	$0.19-$25.50	$5.16
Options cancelled	(400,864)	$0.19-$62.63	$30.28

Balance at December 31, 2001	4,799,319	$0.19-$58.25	$26.59
Options granted	1,143,925	$8.42-$21.74	$15.32
Options exercised	(216,460)	$0.19-$16.70	$4.18
Options cancelled	(349,803)	$0.39-$57.00	$24.81

Balance at December 31, 2002	5,376,981	$0.19-$58.25	$25.21
Options granted	1,983,750	$11.97-$30.00	$14.47
Options exercised	(578,572)	$0.19-$22.68	$10.38
Options cancelled	(255,159)	$0.96-$57.00	$23.35

Balance at December 31, 2003	6,527,000	$0.19-$58.25	$23.33

     At December 31, 2003, 2002 and 2001, vested and outstanding options for 4,287,355, 3,067,521 and 2,056,819 shares were exercisable at weighted-average exercise prices of $25.75, $20.35 and $13.33, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $7.44, $8.33 and $13.62, respectively. At December 31, 2003, options for shares of common stock available for future grants under the 1997 Stock Option Plan are 436,204 and under the 2001 NSO Plan are 1,000,000.

     An analysis of options outstanding at December 31, 2003 is as follows:

		Weighted-		Options Vested
	Options	Average	Options
	Outstanding	Remaining	Weighted-	Vested at	Weighted-
	at December	Contractual Life	Average	December 31,	Average
Exercise Price	31, 2003	(in years)	Exercise Price	2003	Exercise Price
$0.19 - $0.39	85,459	3.9	$0.39	85,459	$0.39
$0.96 - $0.96	225,908	5.0	$0.96	225,908	$0.96
$1.93 - $3.86	122,680	5.3	$3.00	122,680	$3.00
$6.43 - $8.42	124,147	6.8	$7.22	90,478	$6.78
$10.10 - $14.75	2,256,886	8.3	$12.85	951,991	$12.55
$15.22 - $22.60	1,111,494	8.5	$17.25	708,765	$16.90
$23.11 - $34.63	1,420,966	7.0	$26.46	1,082,805	$26.54
$36.50 - $58.25	1,179,460	6.2	$55.13	1,019,269	$55.46

	6,527,000	7.4	$23.33	4,287,355	$25.75

     During the years ended December 31, 1999 and 1998, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization of deferred stock compensation expense of approximately $43,000, $168,000 and $411,000, respectively. At December 31, 2003, the Company had a total of approximately $7,000 remaining to be amortized over the corresponding vesting period of each respective option.

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying statements of operations (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2003	2002	2001
Research & development	$51	$125	$308
Sales, general & administrative	(8)	43	103

Total	$43	$168	$411

5. Income Taxes

     The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$1,255	$1,952	$2,437
State	(78)	119	905
Foreign	10	28	10

Total	1,187	2,099	3,352
Deferred:
Federal	235	558	(2,046)
State	(132)	—	—

Total	103	558	(2,046)

Provision for income taxes	$1,290	$2,657	$1,306

     Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company’s stock-based compensation plans reduced taxes payable by approximately $776,000 in 2003, $3,963,000 in 2002 and $336,000 in 2001. Such benefits were credited to additional paid-in capital.

     The reconciliation of federal statutory income tax to the Company’s effective income tax is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Expected provision at federal statutory rate	$2,461	$2,780	$2,676
State taxes, net of federal impact	(210)	119	588
Research and development credits	(125)	(50)	(207)
Valuation allowance utilized	(798)	(338)	(1,990)
Other individually immaterial items	(38)	146	239

Provision for income taxes	$1,290	$2,657	$1,306

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carry-forwards	$1,271	$238
Deferred revenue	288	897
Capitalized research and development	596	719
Depreciation	2,960	3,101
Warranty reserve	734	773
R&D and other credits	995	719
Other individually immaterial items	1,528	1,582

Total deferred tax assets	8,372	8,029
Valuation allowance for deferred tax assets	(6,522)	(6,541)

Total deferred tax assets	1,850	1,488
Deferred tax liabilities:
Investment holdings	(28)	(89)
Prepaid insurance and property tax	(465)	—

Total deferred tax liabilities	(493)	(89)

Net deferred tax assets	$1,357	$1,399

     Deferred tax assets are recognized if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company historical operating performance, the Company has provided a valuation allowance against deferred tax assets that it determined may not be realizable as of December 31, 2003.

     The net valuation allowance decreased by approximately $19,000, $1,908,000 and $1,998,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

     Included in the valuation allowance balance is $2,829,000 related to the exercise of stock options which is not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

     As of December 31, 2003, the Company had a federal net operating loss carryforward of approximately $3,179,000. The net operating loss carryforward will start to expire in 2020, if not utilized.

     As of December 31, 2003, the Company had federal research and development tax credits of $730,000 and state manufacturers’ investment credit of $408,000. The federal research and development tax credits will begin to expire in 2011, while the state MIC credit will begin to expire in 2008.

     Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Segment Disclosure

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Symyx’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

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

     Symyx provides research services to its partners through its Industry Collaborations business, offers access to select proprietary instruments and associated software and intellectual property, through its Discovery Tools business and licenses discovered materials and methodology patents through its Intellectual Property Licensing business.

     The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Industry Collaborations	$36,125	$28,889	$44,629
Industry Collaborations – Related Party	1,671	—	—
Discovery Tools	20,088	32,621	14,466
Intellectual Property Licensing	5,079	3,311	925

Total	$62,963	$64,821	$60,020

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31, 2003
	Service		License Fees	Total
	Revenue	Product sales	and Royalties	Revenue
Industry Collaborations	$31,625	$—	$4,500	$36,125
Industry Collaborations - Related Party	1,671	—	—	1,671
Discovery Tools	4,775	14,458	855	20,088
Intellectual Property Licensing	618	—	4,461	5,079

Total	$38,689	$14,458	$9,816	$62,963

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2002
	Service		License Fees	Total
	Revenue	Product sales	and Royalties	Revenue
Industry Collaborations	$28,738	$—	$151	$28,889
Discovery Tools	6,659	25,877	85	32,621
Intellectual Property Licensing	—	—	3,311	3,311

Total	$35,397	$25,877	$3,547	$64,821

	Year Ended December 31, 2001
	Service		License Fees	Total
	Revenue	Product sales	and Royalties	Revenue
Industry Collaborations	$42,629	$—	$2,000	$44,629
Discovery Tools	—	14,216	250	14,466
Intellectual Property Licensing	—	—	925	925

Total	$42,629	$14,216	$3,175	$60,020

     Geographic Area Data

     All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented, but is presented in the table below based on the physical location of Symyx’s customers (in thousands).

	Years Ended December 31,
	2003	2002	2001
United States	$53,074	$56,872	$34,926
Japan	7,200	6,525	5,618
Mexico	704	117	3,221
Germany	1,391	316	13,222
Europe (excluding Germany)	594	991	3,033

Total	$62,963	$64,821	$60,020

7. Related Party Transactions

     Prior to its initial public offering, the Company implemented a program under which directors, executive officers and certain other employees were permitted to purchase restricted stock or to exercise stock options pursuant to full recourse promissory notes. The notes bear interest between 4.6% and 6.0% per annum and are due and payable on the earlier of 120 days after termination of employment or on various dates which began in February 2003 and end in August 2004. In 1999 and 1998, loans were made in the amount of $361,000 and $398,000, respectively, pursuant to this program. During 2003, 2002 and 2001, $270,000, $5,000 and $211,000 of these promissory notes were repaid, respectively. The remaining balances of these loans were repaid in full in January 2004.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In January 2003, the Company formed Symyx Therapeutics, Inc. (“STI”) as a wholly owned subsidiary. In connection with the formation of STI, the Company licensed to STI exclusive rights to certain of the Company’s intellectual property within a specific field with no cost basis to the Company, while retaining the rights to use and commercialize certain data generated by STI outside its field. From STI’s inception through May 6, 2003, the operating results of STI were consolidated into the Company’s financial statements. On May 6, 2003, STI completed a private financing with outside investors led by The Sprout Group and 5am Ventures, raising an aggregate of $8 million, which reduced the Company’s ownership position in STI to approximately 46% of shares outstanding. In connection with STI’s financing, the Company retained the right to designate one of three members of STI’s Board of Directors. The Company’s current designee to STI’s Board is our President, Isy Goldwasser, who also currently serves as STI’s Treasurer. In November 2003, STI completed a second closing of its Series A financing, raising an additional $2,350,000 and diluting the Company’s ownership position in STI to approximately 39% of shares outstanding. The Company’s President and Chief Operating Officer, Isy Goldwasser and one of its Directors, Peter Schultz, each participated in the Series A Financing and hold approximately 0.9% and 0.6% respectively of STI’s shares outstanding.

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

     On May 6, 2003, the Company also entered into an 18 month Collaborative Research and License Agreement with STI. Under the terms of this Agreement, STI pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Research Agreement during the year ended December 31, 2003 amounted to $1,671,000 and has been classified as related party revenue.

     The Company has no repurchase rights with respect to either the licensed technology or the results of research conducted under the Collaborative Research and License Agreement.

8. Financial Instruments

     The Company has not entered into any derivative contracts at December 31, 2003. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

     Available-for-sale securities: The fair values for available-for-sale equity securities are based on quoted market prices. The fair values for available-for-sale securities together with information in relation to their maturity dates are included in Note 1 to these financial statements.

9. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31 (b),
2003
Total revenues	$14,859	$14,997	$14,469	$18,638
Operating expenses:
Cost of products sold	1,078	800	154	905
Research and development	9,380	10,148	10,411	10,119
Sales, general and administrative	3,792	3,579	3,485	4,077

Total operating expenses	14,250	14,527	14,050	15,101
Interest income (expense), net	580	487	439	490

Income before income tax expense	1,189	957	858	4,027
Income tax expense	476	339	206	269

Net income	$713	$618	$652	$3,758

Basic net income per share (a)	$0.02	$0.02	$0.02	$0.12

Diluted net income per share (a)	$0.02	$0.02	$0.02	$0.11

	Three Months Ended
	March 31,	June 30,	September 30,	December 31 (b),
2002
Total revenues	$14,512	$13,985	$14,441	$21,883
Operating expenses:
Cost of products sold	645	794	1,209	3,591
Research and development	10,231	9,630	9,617	9,829
Sales, general and administrative	3,461	3,232	3,422	4,477

Total operating expenses	14,337	13,656	14,248	17,897
Interest income (expense), net	1,019	871	705	665

Income before income tax expense	1,194	1,200	898	4,651
Income tax expense	585	516	54	1,502

Net income	$609	$684	$844	$3,149

Basic net income per share (a)	$0.02	$0.02	$0.03	$0.10

Diluted net income per share (a)	$0.02	$0.02	$0.03	$0.10

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a) Earning per share, or EPS, for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(b) In the last quarter of both fiscal years 2003 and 2002, delivery of high dollar value Discovery Tools systems to the Company’s customers resulted in significantly higher product sales revenue and earnings per share in those respective quarters when compared with the other quarters in each of those two year periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by Section 16(a) is incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is incorporated by reference to the information under the caption “Principal Auditor Fees and Services” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following Financial Statements of Symyx Technologies, Inc. and Report of Ernst & Young LLP, independent auditors, have been filed as part of this Annual Report on Form 10-K. See index to Financial Statements under Item 8, above:

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(A) 2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(A) 3. EXHIBITS

     Refer to (C) below.

(B) REPORTS ON FORM 8-K

     On October 23, 2003, Symyx filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K a press release issued by Symyx announcing revenue, earnings and certain other information related to the third quarter ended September 30, 2003, financial guidance pertaining to 2003 and 2004, and Ed F. Gambrell joining the Board of Directors.

(C) EXHIBITS

Exhibit
Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation

3.2	(7)	Amended Bylaws of Symyx

4.1	(2)	Specimen Common Stock Certificate

5.1	(2)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation

10.1	(2)	Restated Investors Rights Agreement dated March 27, 1998

10.2	(2)	1996 Stock Plan and forms of agreements thereunder

10.3	(2)	1997 Stock Plan and forms of agreements thereunder

10.4	(2)	1999 Employee Stock Purchase Plan

10.5	(2)	Form of Director and Executive Officer Indemnification Agreement

10.6	(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg

10.7	(2)	Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto

10.7(a)	(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust

10.8	(2)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG

10.8(a)	(2)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG

10.8(b)	(2)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG

10.8(c)	(2)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG

10.8(d)	(2)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG

10.9	(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.

10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company

10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California

10.12	(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.

10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto

10.14	(4)	2001 Nonstatutory Stock Option Plan

*10.15	(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.

*10.16	(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.

14	(7)	Symyx Technologies, Inc. Code of Conduct and Ethics

21	(7)	List of Subsidiaries

23.1	(7)	Consent of Ernst & Young LLP, Independent Auditors

Exhibit
Number		Description of Document
31.1	(7)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(7)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of these exhibits.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(5) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(6) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC. (Registrant)

Date: March 8, 2004
/s/ Steven D. Goldby

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2004
/s/ Jeryl L. Hilleman

Jeryl L. Hilleman
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven D. Goldby and Jeryl L. Hilleman, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By	/s/ STEVEN D. GOLDBY Steven D. Goldby	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2004

By	/s/ JERYL L. HILLEMAN Jeryl L. Hilleman	Senior Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)	March 8, 2004

By	/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 8, 2004

By	/s/ SAMUEL D. COLELLA Samuel D. Colella	Director	March 8, 2004

By	/s/ EDWIN F. GAMBRELL Edwin F. Gambrell	Director	March 8, 2004

By	/s/ MARTIN S. GERSTEL Martin S. Gerstel	Director	March 8, 2004

By	/s/ KENNETH J. NUSSBACHER Kenneth J. Nussbacher	Director	March 8, 2004

By	/s/ MARIO M. ROSATI Mario M. Rosati	Director	March 8, 2004

By	/s/ PETER G. SCHULTZ Peter G. Schultz	Director	March 8, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation

3.2	(7)	Amended Bylaws of Symyx

4.1	(2)	Specimen Common Stock Certificate

5.1	(2)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation

10.1	(2)	Restated Investors Rights Agreement dated March 27, 1998

10.2	(2)	1996 Stock Plan and forms of agreements thereunder

10.3	(2)	1997 Stock Plan and forms of agreements thereunder

10.4	(2)	1999 Employee Stock Purchase Plan

10.5	(2)	Form of Director and Executive Officer Indemnification Agreement

10.6	(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg

10.7	(2)	Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto

10.7(a)	(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust

10.8	(2)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG

10.8(a)	(2)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG

10.8(b)	(2)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG

10.8(c)	(2)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG

10.8(d)	(2)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG

10.9	(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.

10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company

10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California

10.12	(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.

10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto

10.14	(4)	2001 Nonstatutory Stock Option Plan

*10.15	(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.

*10.16	(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.

14	(7)	Symyx Technologies, Inc. Code of Conduct and Ethics

21	(7)	List of Subsidiaries

23.1	(7)	Consent of Ernst & Young LLP, Independent Auditors

Exhibit
Number		Description of Document
31.1	(7)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(7)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of these exhibits.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(5) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(6) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(7) Filed herewith.