Form 10-K/A
period 2003-12-31
SYMYX TECHNOLOGIES INC
filed 2004-04-15
CIK 1095330

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
Common Stock, $0.001 Par Value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

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

EXPLANATORY NOTE

          Symyx Technologies, Inc. amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (filed on March 8, 2004), as set forth in this Form 10-K/A (Amendment No. 1), solely to replace the certifications of its chief executive officer and chief financial officer filed in the original Form 10-K as exhibits 31.1 and 31.2 with the new certifications specified in the rules and regulations of the Securities Exchange Commission pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: April 15, 2004
/s/ Steven D. Goldby

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2004
/s/ Jeryl L. Hilleman

Jeryl L. Hilleman
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

Exhibit
Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(7)	Amended Bylaws of Symyx
4.1	(2)	Specimen Common Stock Certificate
5.1	(2)	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.1	(2)	Restated Investors Rights Agreement dated March 27, 1998
10.2	(2)	1996 Stock Plan and forms of agreements thereunder
10.3	(2)	1997 Stock Plan and forms of agreements thereunder
10.4	(2)	1999 Employee Stock Purchase Plan
10.5	(2)	Form of Director and Executive Officer Indemnification Agreement
10.6	(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7	(2)	Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)	(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8	(2)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)	(2)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)	(2)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)	(2)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)	(2)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9	(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12	(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.15	(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
*10.16	(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.
14	(7)	Symyx Technologies, Inc. Code of Conduct and Ethics
21	(7)	List of Subsidiaries
23.1	(7)	Consent of Ernst & Young LLP, Independent Auditors
31.1	(8)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	(8)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

* Confidential treatment has been requested for portions of these exhibits.

(1)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(5)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(6)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(7)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Filed herewith.

4