Form 10-Q
period 2004-03-31
SYMYX TECHNOLOGIES INC
filed 2004-05-04
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

As of April 30, 2004, Registrant had outstanding 31,974,225 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Service revenue from research collaborations	$10,461	$8,612
Service revenue — related party	786	—
Product sales	4,897	4,993
License fees and royalties	3,335	1,254

Total revenue	19,479	14,859

Operating expenses:
Cost of products sold	1,678	1,078
Research and development	10,056	9,380
Research and development — related party	786	—
Sales, general and administrative	4,111	3,792

Total operating expenses	16,631	14,250

Income from operations	2,848	609
Interest income	519	580

Income before income tax expense	3,367	1,189
Income tax expense	1,360	476

Net income	$2,007	$713

Basic net income per share	$0.06	$0.02

Diluted net income per share	$0.06	$0.02

Shares used in computing basic net income per share	31,798	30,925

Shares used in computing diluted net income per share	33,848	31,614

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,848	$17,110
Available-for-sale securities	125,127	121,588
Accounts receivable	385	2,617
Inventories	2,995	3,743
Interest receivable and other current assets	3,579	4,194

Total current assets	152,934	149,252
Property, plant and equipment, net	25,314	25,681
Deferred tax assets and other assets	2,542	2,603

Total assets	$180,790	$177,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities.	$4,477	$4,643
Accrued compensation and employee benefits	2,367	2,142
Advance from related party	160	137
Income taxes payable	2,497	1,055
Deferred rent	701	681
Deferred revenue	2,825	7,640
Warranty expense accrual	1,738	1,800

Total current liabilities	14,765	18,098

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 31,924,205 and 31,610,108 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	32	32
Additional paid-in capital	166,555	162,160
Stockholder notes receivable	(63)	(134)
Deferred stock compensation	(2)	(7)
Accumulated other comprehensive income	140	31
Accumulated deficit	(637)	(2,644)

Total stockholders’ equity	166,025	159,438

Total liabilities and stockholders’ equity	$180,790	$177,536

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net income	$2,007	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,545	2,987
Stock-based compensation	107	2
Changes in assets and liabilities:
Accounts receivable	2,232	4,177
Inventories	748	(419)
Interest receivable and other current assets	615	159
Other long-term assets	16	62
Accounts payable and other accrued liabilities	(166)	247
Accrued compensation and employee benefits	225	328
Advance from related party	23	—
Income taxes payable	1,358	885
Deferred rent	20	26
Deferred revenue	(4,815)	1,330
Warranty expense accrual	(62)	86

Net cash provided by operating activities	5,853	10,583

Investing activities
Purchase of property and equipment, net	(1,756)	(1,073)
Purchase of available-for-sale securities	(18,907)	(41,583)
Proceeds from maturities of available-for-sale securities	14,200	19,105
Acquisition of technology	—	(286)

Net cash used in investing activities	(6,463)	(23,837)

Financing activities
Proceeds from issuance of common stock, net of repurchases	4,293	464
Repayment of shareholder note receivable	71	—

Net cash provided by financing activities	4,364	464

Effect of foreign exchange rate changes on cash and cash equivalents	(16)	(3)

Net increase (decrease) in cash and cash equivalents	3,738	(12,793)
Cash and cash equivalents at beginning of period	17,110	25,629

Cash and cash equivalents at end of period	$20,848	$12,836

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$4	$(409)

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

     Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’s headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. Our SEC filings are available free of charge through our website at www.symyx.com. Our Common Stock trades on the Nasdaq National Market under the symbol “SMMX”.

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

Principles of consolidation

     These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Technologies AG, incorporated in Switzerland and Symyx Discovery Tools, Inc., incorporated in California. All significant inter-company balances and transactions have been eliminated on consolidation.

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Segment revenue for prior period has been reclassified to conform to the current period presentations. Amounts received from a related party reported as accounts payable and deferred revenue in the previous period have been reclassified as advance from related party.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

     The Company generates revenue from services provided under research collaborations, the sale of products, licensing of software, provision of support and maintenance services and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue and license revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” (“EITF 00-21”).

     Service Revenue

     The Company recognizes service revenue from research collaboration agreements and support and maintenance agreements as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research is not successful. Direct costs associated with these contracts are reported as research and development expense.

     Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement (generally the research term). Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Revenue

     For the three months ended March 31, 2004 and 2003, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended
	March 31,
	2004	2003
ExxonMobil	$8,519	$2,861
Merck	565	3,739
Pfizer	4,140	—
Undisclosed Partner	1,000	1,733

Total	$14,224	$8,332

     The 2004 revenue above includes revenue from ExxonMobil for research funding and license fees under the alliance completed in July 2003, revenue from development funding and extended maintenance agreements with Merck, partial revenue related to the preformulations/polymorph Discovery Tools system and software shipped to Pfizer during the first quarter of 2004, and research funding from an Undisclosed Partner.

     The above revenue has been included in the following reportable segments for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Industry Collaborations	$7,288	$3,851
Discovery Tools	6,186	4,481
Intellectual Property Licensing	750	—

Total	$14,224	$8,332

     The revenue from the above customers has been included in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Service revenue from research collaborations	$6,761	$4,746
Product sales	4,713	3,512
License fees and royalties	2,750	74

Total	$14,224	$8,332

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

     Work in process inventory comprises customized Discovery Tools systems in the process of being built. Finished goods inventory comprises customized Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis. The following table summarizes the components of the Company’s inventory balance (in thousands):

	March 31,	December 31,
	2004	2003
Work in Process	$2,466	$1,960
Finished Goods	529	1,783

Total	$2,995	$3,743

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

     Changes in the Company’s product warranty expense accrual during the three months ended March 31, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$1,800
New warranties issued during the period	130
Costs incurred during the period on specific systems	(52)
Changes in liability for pre-existing warranties during the period, including expirations	(140)

Balance as of March 31, 2004	$1,738

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

     Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

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

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended
	March 31,
	2004	2003
Net income (loss):
As reported	$2,007	$713
Add: Stock-based employee compensation expense included in reported net income	5	2
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,523)	(3,593)

Pro forma net income (loss)	$489	$(2,878)

Basic net income (loss) per share:
As reported	$0.06	$0.02

Pro forma	$0.02	$(0.09)

Diluted net income (loss) per share:
As reported	$0.06	$0.02

Pro forma	$0.01	$(0.09)

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended
	March 31,
	2004	2003
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.5%	2.2%
Expected volatility	67.0%	74.0%
Expected life (in years)	3.5	3.5

     The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three months ended March 31, 2004 and 2003 were $12.95 and $7.02 per share, respectively.

     The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model and the following weighted average assumptions for issuances made in 2004 and 2003:

	Employee Stock Purchase Plan
	Three Months Ended
	March 31,
	2004	2003
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.5%	2.1%
Expected volatility	48.0%	55.0%
Expected life (in years)	0.75	0.5

Effect of New Accounting Pronouncements

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Weighted-average shares of common stock outstanding	31,798	30,952
Weighted-average shares subject to repurchase	—	(27)

Weighted-average shares used in computing basic net income per share	31,798	30,925
Dilutive effect of employee stock options, using the treasury stock method	2,050	662
Weighted-average shares subject to repurchase	—	27

Weighted-average shares used in computing diluted net income per share	33,848	31,614

     The Company has excluded approximately 1,533,000 and 5,231,000 shares of outstanding stock options from the calculation of diluted net income per share for the three months ended March 31, 2004 and 2003, respectively, because all such securities are anti-dilutive for the respective periods.

3. Related Party Transactions

     As of March 31, 2004, the Company owns approximately 39% of shares outstanding of Ilypsa, Inc. (“Ilypsa”), formerly known as Symyx Therapeutics, Inc.

     The Company accounts for its ownership interest in Ilypsa on the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Ilypsa. As the Company’s investment in Ilypsa has no cost basis for accounting purposes under generally accepted accounting principles, the Company has not recorded any proportionate share of Ilypsa’s operating losses in its financial statements since the completion of Ilypsa’s initial financing.

     On May 6, 2003, the Company entered into an 18 month Collaborative Research and License Agreement with Ilypsa. Under the terms of this Agreement, Ilypsa pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Research Agreement during the three months ended March 31, 2004 and 2003 amounted to $786,000 and $0, respectively, and has been classified as related party revenue. The amounts received under this Research Agreement in advance of the services being provided were $160,000 as of March 31, 2004 and $137,000 at December 31, 2003 and has been classified as an advance from related party.

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

     The components of comprehensive income, net of tax, for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$2,007	$713
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	125	(4)
Foreign currency translation adjustment	(16)	(3)

Other comprehensive income (loss)	109	(7)

Comprehensive income	$2,116	$706

     The components of accumulated other comprehensive income, net of tax, at March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004	December 31, 2003
Unrealized gains on available-for-sale securities	$167	$42
Foreign currency translation adjustment	(27)	(11)

Accumulated other comprehensive income	$140	$31

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Symyx provides research services to its partners through its Industry Collaborations business, offers access to select proprietary instruments and associated software and intellectual property through its Discovery Tools business and licenses discovered materials and methodology patents through its Intellectual Property Licensing business.

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended March 31, 2004
			License Fees
	Service Revenue	Product Sales	and Royalties	Total Revenue
Industry Collaborations	$8,958	$—	$1,500	$10,458
Industry Collaborations — Related Party	786	—	—	786
Discovery Tools	1,240	4,897	569	6,706
Intellectual Property Licensing	263	—	1,266	1,529

Total	$11,247	$4,897	$3,335	$19,479

	Three Months Ended March 31, 2003
			License Fees
	Service Revenue	Product Sales	and Royalties	Total Revenue
Industry Collaborations	$7,068	$—	$—	$7,068
Discovery Tools	1,544	4,993	164	6,701
Intellectual Property Licensing	—	—	1,090	1,090

Total	$8,612	$4,993	$1,254	$14,859

Geographic Area Data

     All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended
	March 31,
	2004	2003
United States	$17,265	$12,395
Japan	1,705	1,812
Mexico	37	3
Europe	472	649

Total	$19,479	$14,859

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to (1) market acceptance of our products and services; (2) uncertainties relating to the pace, quality or number of discoveries of new materials; (3) the dependence on collaborators to successfully commercialize products; (4) uncertainties of patent protection and litigation; (5) future growth strategy, including impact of acquisitions, mergers or other changes in business strategy; (6) general economic conditions in the United States and in major European and Asian markets; (7) exposure to risks associated with export sales and operations; (8) natural disasters, power failures and other disasters; and (9) other factors that might be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Quarterly Report on Form 10-Q as “Risk Factors”.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

     To date, our revenue and cash flows from operations have come from research collaborations with large chemical, life science, electronics, consumer goods and automotive customers, sale of instruments, and licensing of intellectual property, materials, software and technologies, and government grants. Approximately 25 companies are among our base of worldwide partners, customers and licensees. We expect that our cash flows and revenue for 2004 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product revenue from our Discovery Tools business and license fees from our Intellectual Property and Materials Licensing business.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high-throughput discovery of materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     As of March 31, 2004, our accumulated deficit was approximately $0.6 million. We may incur additional operating losses in the future as we continue to expand staffing, equipment and facilities. See “Risk Factors.”

Critical Accounting Policies

     Symyx’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved and accounting for income taxes. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

Source of Revenue and Revenue Recognition Policy

     We generate revenue from services provided under research collaborations, the sale of products, licensing of software, provision of support and maintenance services and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue and license revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, or EITF 00-21, “Multiple-Deliverable Revenue Arrangements.” In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once we have established fair value for all undelivered elements.

     Service revenue consists of research and development funding received from collaborative partners as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for Discovery Tools systems, comprising hardware, associated software and intellectual property licenses and consumables. License fees and royalties include fees for licensing of our software, intellectual property, proprietary materials and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

     Service Revenue

     We recognize revenue from research collaboration agreements and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

     Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement (generally the research term). Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

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

     Our sources of potential revenue for fiscal year 2004 are likely to be:

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

Research and Development Costs

     We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, “Accounting for Research and Development Costs”, and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. Symyx has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense research and development costs when incurred.

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

Stock-Based Compensation

     Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred compensation for options granted to consultants is periodically re-measured as the underlying options vest.

Results of Operations

Revenue

     Our total revenue for the three months ended March 31, 2004 was $19.5 million, compared to $14.9 million from the same period in 2003. This increase was primarily due to increased funding from ExxonMobil.

     ExxonMobil and Pfizer accounted for 44% and 21% of total revenue, respectively, for the three months ended March 31, 2004. ExxonMobil, Merck and an Undisclosed Partner accounted for 19%, 25% and 12% of total revenue, respectively, for the same period in 2003.

     We segregate revenue by Industry Collaborations, Discovery Tools and Intellectual Property Licensing.

	Three Months Ended
	March 31,
	2004	2003
Industry Collaborations	$10,458	$7,068
Industry Collaborations — Related Party	786	—
Discovery Tools	6,706	6,701
Intellectual Property Licensing	1,529	1,090

Total	$19,479	$14,859

     Industry Collaboration Revenue

     The increases in Industry Collaboration revenue for the three months ended March 31, 2004 over the same periods in 2003 resulted primarily from increased funding received in 2004 under the ExxonMobil collaboration, partially offset by the reduced revenue resulting from the conclusion of the research collaboration we had with Celanese in 2003. Related party revenue resulting from our Research Agreement with Ilypsa, Inc. for the three months ended March 31, 2004 was $786,000.

     Discovery Tools Revenue

     Discovery Tools revenue for the three months ended March 31, 2004 was mainly attributable to the sale of a preformulation/polymorphs system to Pfizer and funding received from ExxonMobil and Merck for Discovery Tools development.

     Intellectual Property Licensing Revenue

     Intellectual Property Licensing revenue for the three months ended March 31, 2004 increased primarily due to payments received from ExxonMobil in the quarter. The main components of Intellectual Property Licensing revenue for the three months ended March 31, 2004 were amounts received from General Electric, Hella and ExxonMobil, and for the three months ended March 31, 2003 were payments received from General Electric, Bayer and Hella.

Cost of Products Sold

     Cost of products sold was $1.7 million, or 34% of product sales revenue for the three months ended March 31, 2004, compared to $1.1 million, or 22% of product sales revenue for the same period in 2003. The fluctuations in the cost of products sold are primarily due to the change in the product mix shipped in the respective quarters.

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

     Total research and development expenses for the three months ended March 31, 2004 were $10.8 million, an increase of approximately 16% from the same period in 2003. This increase was primarily due to an increase in technical headcount and related expenses under our commitment to ExxonMobil according to the Alliance Agreement. Also included in total research and development expenses were direct costs incurred relating to our research agreement with Ilypsa, Inc., a related party, which totaled $786,000 for the three months ended March 31, 2004.

     Research and development expenses represented 56% of total revenue in the three months ended March 31, 2004, and 63% of total revenue for the same period in 2003. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

     ExxonMobil is the only collaborative partner contributing greater than 10% of collaborative research revenue for the three months ended March 31, 2004. Our research collaboration contract with ExxonMobil primarily focuses on catalysts for certain commodity chemicals including olefins. The contract will expire in May 2008.

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 76% of research efforts in the first three months of 2004 were undertaken for collaborative projects funded by our partners, approximately 10% of research effort was on our own internally funded research and approximately 14% of development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended March 31, 2004 were $4.1 million, an increase of 8% from $3.8 million for the same period in 2003. The increase was due primarily to an increase in salary related costs resulting from headcount increase in 2004.

     Sales, general and administrative expenses represented 21% and 26% of total revenue for the three months ended March 31, 2004 and 2003, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance and increasing professional fees.

Interest Income

     Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income was approximately $519,000 for the three months ended March 31, 2004, down from $580,000 for the same period in 2003. The decrease was due to the impact of lower average interest rates in the three months ended March 31, 2004 due to our higher yielding securities in early 2003 being progressively replaced, through either maturity or sale, with securities yielding substantially lower interest rates. We anticipate that our interest income in 2004 will be approximately the same as 2003 as we believe our higher average investment balance will offset the impact of lower average interest rates on our available-for-sale securities in 2004.

Provision for Income Taxes

     We recorded an income tax expense of $1.4 million and $476,000 for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate was 40% for both periods. In determining our effective tax rate in the three month period ended March 31, 2004, we are anticipating that we will be able to record deferred tax assets for temporary differences that arise in the current year, and therefore, will not need to provide a valuation allowance for these new deferred tax assets. We do not, however, have a sufficient history of profitability to fully benefit all of our historical deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes has been substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We will review the need for a valuation allowance on a quarterly basis.

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

Balance Sheet and Cash Flows

     We had positive cash flow from operations and financing activities and used cash in investing activities for the three months ended March 31, 2004. At March 31, 2004 we had cash, cash equivalents and available-for-sale securities of approximately $146.0 million, an increase of $7.3 million from December 31, 2003.

     As of March 31, 2004, we had no long-term liabilities.

     Our operating activities provided $5.9 million and $10.6 million of cash during the three months ended March 31, 2004 and 2003, respectively. The sources of cash for the three month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses.

     Net cash used in investing activities during the three months ended March 31, 2004 and 2003 were $6.5 million and $23.8 million, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $4.4 million and $464,000 during the three months ended March 31, 2004 and 2003, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from the Company’s employee stock purchase plan.

     Current liabilities as of March 31, 2004 decreased by $3.3 million as compared to December 31, 2003. The decrease was due primarily to a decrease in deferred revenue resulting from the shipment of a pre-formulation workflow to Pfizer in the quarter ended March 31, 2004, partially offset by an increase in advance deposits from collaborative partners.

Backlog

     Our revenue backlog remains strong. We expect to recognize approximately $44 million of committed but unrecognized revenue in the remainder of fiscal 2004. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

     As of March 31, 2004, our principal commitments were $11.4 million. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory. We will satisfy these obligations as they become due over the next seven years.

     Future commitments under the operating leases for our facilities and purchase commitments for inventory as of March 31, 2004 are as follows (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years
Facility Commitments	$11,223	$1,749	$3,676	$3,487	$2,311
Purchase Commitments	212	212	—	—	—

Total	$11,435	$1,961	$3,676	$3,487	$2,311

     We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Contingencies

     We have filed a complaint against a third party alleging infringement of certain high throughput experimentation patents. We are negotiating with the third party in an attempt to resolve the dispute, however, if agreement is not reached by late May 2004, we may elect to serve the complaint. If we elect to serve the complaint, there is the potential for significant costs to be incurred in association with this action.

     We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2004. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended March 31, 2004 were:

•	revenue received for work performed under a Research Agreement with Ilypsa, Inc. during the three months ended March 31, 2004 amounting to $786,000 for which we have received payment in full;

•	full repayment of loans originally provided to certain executive officers for the exercise of stock options prior to our initial public offering in 1999 during the three months ended March 31, 2004; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

Risk Factors

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

     If we license our discovered materials or methodologies to other companies, we typically do not receive royalties on sales of products by our partners until they have commenced commercial sales of products containing our materials or produced using our methods. The failure of our partners to commercialize development candidates resulting from our research efforts would reduce our future revenue and would harm our business and operating results.

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

The loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

     Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil accounted for 44% of our revenue for the three months ended March 31, 2004, and our largest two customers accounted for 65% of our revenue for the three months ended March 31, 2004. We expect that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and this may cause the market price of our common stock to fall.

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

We cannot predict the pace, quality or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenues and harm our business

     Our future revenues and profitability are dependent upon our ability to achieve discoveries, whether through collaborations with customers or through our own proprietary research, which our partners or we choose to commercialize. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. As of March 31, 2004, our partners had successfully commercialized only one of our discovered materials. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenues from our research collaborations and from commercialization of our discovered materials would likely decline and harm our business and operating results.

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

Litigation or other proceedings or third party claims of intellectual property infringement could distract our management and require us to spend time and money.

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

     Enforcement proceedings can adversely affect our intellectual property while causing us to spend resources on the enforcement proceeding. As our licensing activities have matured, we have become involved in arbitration and litigation to assert and defend our intellectual property. These matters may become material and more such matters may arise. Successful conclusion of these matters will assist our business, while unsuccessful conclusion of these matters will cost us time and money and possibly loss of rights. Our ability to manage the costs of these proceedings to obtain a successful result cannot be predicted.

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

Future business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team.

     In the future, we may engage in acquisitions or expand our business focus in order to exploit technology or market opportunities. In the event that we acquire another company or business, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. In addition, future acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the reported market risks since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

     As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control

     As required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that all control issues within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the first quarter of 2004, we filed a complaint against a third party alleging infringement of certain high-throughput experimentation patents. We have filed the complaint in the United States District Court for the Northern District of California, but have not served the complaint to date. The parties are in negotiation in an attempt to resolve the dispute. Under the applicable rules, if the complaint is not served in a timely manner in late May 2004, the complaint will automatically be dismissed without prejudice. If the parties do not reach agreement by that time, we may elect to serve the complaint. If we elect to serve the complaint, there is the potential for significant costs to be incurred in association with this action.

     We do not believe that we are currently a party to any other material pending legal proceedings. We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not currently expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

     On January 15, 2004, Symyx Technologies, Inc. issued a press release giving revenue, earnings and certain other financial guidance pertaining to 2004 and announcing that the Chairman and Chief Executive Officer of Symyx Technologies, Inc. would present this and certain other information at the 22nd Annual JPMorgan Healthcare Conference on January 15, 2004.

     On February 10, 2004, Symyx Technologies, Inc. issued a press release announcing revenue, earnings and certain other information related to the fourth quarter and the year ended December 31, 2003 and financial guidance pertaining to 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 4, 2004	/s/ Steven D. Goldby

Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2004	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.