Form 10-Q
period 2004-06-30
SYMYX TECHNOLOGIES INC
filed 2004-07-30
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
Yes  ☒ No  ☐

As of July 29, 2004, Registrant had outstanding 32,111,169 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Service revenue from research collaborations	$10,029	$8,486	$20,490	$17,098
Service revenue — related party	375	435	1,161	435
Product sales	5,467	3,634	10,364	8,627
License fees and royalties	3,045	2,442	6,380	3,696

Total revenue	18,916	14,997	38,395	29,856

Operating expenses:
Cost of products sold	1,940	800	3,618	1,878
Research and development	10,047	9,713	20,103	19,093
Research and development — related party	375	435	1,161	435
Sales, general and administrative	4,311	3,579	8,422	7,371

Total operating expenses	16,673	14,527	33,304	28,777

Income from operations	2,243	470	5,091	1,079
Interest and other income (expense), net	716	487	1,235	1,067

Income before income tax expense	2,959	957	6,326	2,146
Income tax expense	1,247	339	2,607	815

Net income	$1,712	$618	$3,719	$1,331

Basic net income per share	$0.05	$0.02	$0.12	$0.04

Diluted net income per share	$0.05	$0.02	$0.11	$0.04

Shares used in computing basic net income per share	32,040	31,020	31,919	30,972

Shares used in computing diluted net income per share	33,882	32,113	33,865	31,863

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,985	$17,110
Available-for-sale securities	127,909	121,588
Accounts receivable	5,432	2,617
Inventories	2,732	3,743
Receivable from related party	95	—
Interest receivable and other current assets	3,822	4,194

Total current assets	158,975	149,252
Property, plant and equipment, net	24,321	25,681
Deferred tax assets and other assets	2,522	2,603

Total assets	$185,818	$177,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,825	$4,643
Accrued compensation and employee benefits	2,568	2,142
Advance from related party	—	137
Income taxes payable	3,419	1,055
Deferred rent	721	681
Deferred revenue	2,917	7,640
Warranty expense accrual	1,837	1,800

Total current liabilities	16,287	18,098

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 32,095,362 and 31,610,108 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	32	32
Additional paid-in capital	168,770	162,160
Stockholder notes receivable	—	(134)
Deferred stock compensation	—	(7)
Accumulated other comprehensive income (loss)	(346)	31
Retained earnings (accumulated deficit)	1,075	(2,644)

Total stockholders’ equity	169,531	159,438

Total liabilities and stockholders’ equity	$185,818	$177,536

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net income	$3,719	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,806	5,942
Stock-based compensation	147	25
Gain on sale of fixed assets	(155)	—
Changes in assets and liabilities:
Accounts receivable	(2,815)	3,436
Inventories	1,011	(1,229)
Receivable from related party	(95)	—
Interest receivable and other current assets	372	193
Other long-term assets	(10)	101
Accounts payable and other accrued liabilities	182	946
Accrued compensation and employee benefits	426	106
Advance from related party	(137)	—
Income taxes payable	2,606	1,238
Deferred rent	40	64
Deferred revenue	(4,723)	1,198
Warranty expense accrual	37	137

Net cash provided by operating activities	7,411	13,488

Investing activities
Purchase of property and equipment, net	(2,535)	(6,523)
Purchase of available-for-sale securities	(54,409)	(65,614)
Proceeds from maturities of available-for-sale securities	44,818	44,915
Acquisition of technology	—	(65)

Net cash used in investing activities	(12,126)	(27,287)

Financing activities
Proceeds from issuance of common stock, net of repurchases	6,470	1,287
Repayment of shareholder note receivable	134	—

Net cash provided by financing activities	6,604	1,287

Effect of foreign exchange rate changes on cash and cash equivalents	(14)	(2)

Net increase (decrease) in cash and cash equivalents	1,875	(12,514)
Cash and cash equivalents at beginning of period	17,110	25,629

Cash and cash equivalents at end of period	$18,985	$13,115

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$4	$(446)

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2004 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

Principles of consolidation

     These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Technologies AG, incorporated in Switzerland and Symyx Discovery Tools, Inc., incorporated in California. All significant inter-company balances and transactions have been eliminated on consolidation.

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Segment revenue for prior periods has been reclassified to conform to the current period presentations. Amounts received from a related party reported as accounts payable and deferred revenue in the previous period have been reclassified as advance from related party.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to exercise judgment in making estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

     The actual results with regard to warranty expenditures could entail adjustments to be made to the Company’s financial statements if system failures or the cost to repair systems differ from what the Company has used in estimating the warranty expense accrual.

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

     Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement (generally the research term). Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Because the Company’s service agreements are not typically structured in milestones, milestone payments to date have been immaterial.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Revenue

     For the three and six months ended June 30, 2004 and 2003, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
ExxonMobil	$9,672	$4,869	$18,191	$7,729
Merck	1,485	1,149	2,050	4,888
North Dakota State University	1,572	1,578	1,653	2,860
Pfizer	61	—	4,201	—
Undisclosed Partner	834	1,850	1,833	3,583

Total	$13,624	$9,446	$27,928	$19,060

     The 2004 revenue above includes revenue from ExxonMobil for research funding, product sales and license fees under the alliance entered into in July 2003, revenue from development funding and extended maintenance agreements with Merck, revenue from sale of Discovery Tools Systems to North Dakota State University, partial revenue related to the preformulations/polymorph Discovery Tools system and software shipped to Pfizer during the first quarter of 2004, and research funding from an Undisclosed Partner.

     The revenue from the above five customers has been included in the following reportable segments for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Industry Collaborations	$7,188	$5,479	$14,476	$9,329
Discovery Tools	5,686	3,217	11,952	8,981
Intellectual Property Licensing	750	750	1,500	750

Total	$13,624	$9,446	$27,928	$19,060

     The revenue from the above five customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service revenue from research collaborations	$6,757	$5,006	$13,554	$9,752
Product sales	4,058	2,151	8,809	6,945
License fees and royalties	2,809	2,289	5,565	2,363

Total	$13,624	$9,446	$27,928	$19,060

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

     Work in process inventory comprises customized Discovery Tools systems in the process of being built. Finished goods inventory comprises of Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis. The following table summarizes the components of the Company’s inventory balance (in thousands):

	June 30,	December 31,
	2004	2003
Work in Process	$2,461	$1,960
Finished Goods	271	1,783

Total	$2,732	$3,743

Warranty expense accrual

     The Company offers a warranty on each Discovery Tools System shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business. However, they typically include coverage for parts and labor and software bug fixes for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary.

     Changes in the Company’s product warranty expense accrual during the six months ended June 30, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$1,800
New warranties issued during the period	267
Costs incurred during the period on specific systems	(90)
Changes in liability for pre-existing warranties during the period, including expirations	(140)

Balance as of June 30, 2004	$1,837

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

     Compensation expense for options to purchase the Company’s common stock granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options to purchase the Company’s common stock granted to non-employees is periodically re-measured as the underlying options vest.

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

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,712	$618	$3,719	$1,331
Add: Stock-based employee compensation expense included in reported net income	2	23	7	25
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,399)	(3,462)	(2,922)	(7,057)

Pro forma net income (loss)	$315	$(2,821)	$804	$(5,701)

Basic net income (loss) per share:
As reported	$0.05	$0.02	$0.12	$0.04

Pro forma	$0.01	$(0.09)	$0.03	$(0.18)

Diluted net income (loss) per share:
As reported	$0.05	$0.02	$0.11	$0.04

Pro forma	$0.01	$(0.09)	$0.02	$(0.18)

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.3%	2.2%	2.8%	2.2%
Expected volatility	61.0%	68.0%	67.0%	68.0%
Expected life (in years)	3.5	3.5	3.5	3.5

     The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three and six months ended June 30, 2004 were $11.36 and $12.14 per share, respectively, and for the three and six months ended June 30, 2003 were $7.92 and $7.11 per share, respectively.

     The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model and the following weighted average assumptions for issuances made in 2004 and 2003:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	2.1%	1.7%	2.1%
Expected volatility	51.0%	44.0%	51.0%	44.0%
Expected life (in years)	1.4	0.5	1.4	0.5

Effect of New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004 for all other variable interest entities. There was no impact upon our financial condition or results from operations from the adoption of FIN 46.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average shares of common stock outstanding	32,040	31,036	31,919	30,994
Weighted-average shares subject to repurchase	—	(16)	—	(22)

Weighted-average shares used in computing basic net income per share	32,040	31,020	31,919	30,972
Dilutive effect of employee stock options, using the treasury stock method	1,842	1,077	1,946	869
Weighted-average shares subject to repurchase	—	16	—	22

Weighted-average shares used in computing diluted net income per share	33,882	32,113	33,865	31,863

     The following table illustrates shares subject to outstanding stock options that the Company has excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2004 and 2003 because all such securities are anti-dilutive for the respective periods (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Anti-dilutive stock options	1,799	3,608	1,773	3,797

3. Related Party Transactions

     As of June 30, 2004, the Company owns approximately 38.3% of shares outstanding of Ilypsa, Inc. (“Ilypsa”), formerly known as Symyx Therapeutics, Inc.

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

     On May 6, 2003, the Company entered into an 18-month Collaborative Research and License Agreement with Ilypsa. Under the terms of this Agreement, Ilypsa pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Research Agreement during the three and six months ended June 30, 2004 amounted to

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$375,000 and $1,161,000, respectively, and during the three and six months ended June 30, 2003 both amounted to $435,000. The revenue has been classified as related party revenue. The amount receivable from Ilypsa was $95,000 as of June 30, 2004 and $0 as of December 31, 2003. The amount received under this Research Agreement in advance of the services being provided was $0 at June 30, 2004 and $137,000 at December 31, 2003 and has been classified as an advance from a related party. In April 2004, the Company sold certain fixed assets with net book value of $72,000 to Ilypsa for $227,000. The gain on the sale was included in the interest and other income (expense), net.

     The Company has no repurchase rights with respect to either the licensed technology or the results of research conducted under the Collaborative Research and License Agreement.

4. Comprehensive Income

     The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

     The components of comprehensive income, net of tax, for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,712	$618	$3,719	$1,331
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(488)	(63)	(363)	(67)
Foreign currency translation adjustment	2	2	(14)	(1)

Other comprehensive income (loss)	(486)	(61)	(377)	(68)

Comprehensive income	$1,226	$557	$3,342	$1,263

     The components of accumulated other comprehensive income (loss), net of tax, at June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
Unrealized gains (losses) on available-for-sale securities	$(321)	$42
Foreign currency translation adjustment	(25)	(11)

Accumulated other comprehensive income (loss)	$(346)	$31

5. Segment Disclosure

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessing performance. Symyx’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

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

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30, 2004
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$8,496	$—	$1,500	$9,996
Industry Collaborations — Related Party	375	—	—	375
Discovery Tools	1,383	5,467	596	7,446
Intellectual Property Licensing	150	—	949	1,099

Total	$10,404	$5,467	$3,045	$18,916

	Three Months Ended June 30, 2003
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$7,215	$—	$1,500	$8,715
Industry Collaborations — Related Party	435	—	—	435
Discovery Tools	1,271	3,634	65	4,970
Intellectual Property Licensing	—	—	877	877

Total	$8,921	$3,634	$2,442	$14,997

	Six Months Ended June 30, 2004
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$17,454	$—	$3,000	$20,454
Industry Collaborations — Related Party	1,161	—	—	1,161
Discovery Tools	2,623	10,364	1,165	14,152
Intellectual Property Licensing	413	—	2,215	2,628

Total	$21,651	$10,364	$6,380	$38,395

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2003
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$14,283	$—	$1,500	$15,783
Industry Collaborations — Related Party	435	—	—	435
Discovery Tools	2,815	8,627	229	11,671
Intellectual Property Licensing	—	—	1,967	1,967

Total	$17,533	$8,627	$3,696	$29,856

Geographic Area Data

     All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$17,063	$13,285	$34,358	$25,680
Japan	1,446	1,429	3,121	3,241
Mexico	1	15	38	19
Europe	406	268	878	916

Total	$18,916	$14,997	$38,395	$29,856

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion that all adjustments to condensed consolidated financial information necessary to present fairly the financial position at June 30, 2004 and results of operations and cash flows for all periods presented have been made; (2) our expectation that our cash flows and revenue for 2004 will be comprised in large part of payments and revenue under existing and possible future research and development collaborations, product revenue from our Discovery Tools operation and license fees from our Intellectual Property Licensing program; (3) our expectation that we will continue to devote substantial resources to research and development, including the development of new instruments and software, to enhance our technologies; (4) our expectation that we will expand our staffing, equipment and facilities and make significant investments in the purchase of property and equipment to support our expanding operations; (5) statements regarding fluctuation in the cost of products sold being driven by the variability of product mix and sales volume in each period; (6) our expectation that we will expand our business development and administrative staff, and improve our existing laboratory and engineering facilities; (7) our anticipation that our interest income in 2004 will be approximately the same as or greater than 2003 as our positive cash flows from operating and financing activities continue to increase our average investment balance; (8) our anticipation that we will be able to record deferred tax assets for temporary differences that arise in the current year; (9) our expectation that we will recognize approximately $35 million of committed but unrecognized revenue in the remainder of fiscal 2004; (10) our intention to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses; (11) our plans to satisfy obligations under operating leases and our commitments to purchase inventory and fixed assets as they become due over the next seven years; (12) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient for at least the coming year; (13) our belief that our insurance protection is reasonable in view of the nature and scope of our operations; (14) our belief that our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials and acceptance that our technology and capabilities justify outsourcing part of their basic research and discovery programs; (15) our expectation that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future; (16) our belief that our approach can help chemical, life science, electronics, consumer goods and automotive companies increase the efficiency of their research and development activities; (17) our anticipation that our development candidates have commercial potential; (18) our belief that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads; (19) our anticipation that our revenues will grow; (20) our belief that our Industry Collaborations, Discovery Tools and Intellectual Property Licensing businesses complement each other; (21) our intention to expand our international presence in order to increase our export sales; (22) our opinion that a large portion of our expenses are relatively fixed in nature; (23) statements regarding the field of high-throughput materials science being increasingly competitive and an emerging field; and (24) our expectation that the ultimate costs to resolve legal proceedings, claims, and litigation will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

     Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Risk Factors” and in other sections of this Report. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See the section below captioned “Risk Factors,” as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-

looking statements. Such factors include but are not limited to the following: (1) the market may not accept our products and services; (2) ExxonMobil and a select list of other companies account for a substantial portion of our revenues, and the loss of one or more of such customers or partners would harm our business; (3) we have concentrated reliance on certain major collaborators to successfully commercialize products; (4) we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; (5) the pace, quality or number of our discoveries of new materials may be inadequate; (6) uncertainties exist as to patent protection and litigation; (7) our future growth strategy, including impact of acquisitions, mergers or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies are unsuccessful; (8) assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors or fraud; (9) general economic conditions in the United States and in major European and Asian markets; (10) exposure to risks associated with export sales and operations; and (11) natural disasters, power failures and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2004 (SEC File No. 000-27765).

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

     To date, our revenue and cash flows from operations have come from research collaborations with large chemical, life science, electronics, consumer goods and automotive customers, sale of instruments, and licensing of intellectual property, materials, software and technologies, and government grants. Approximately 25 companies are among our base of worldwide partners, customers and licensees. We expect that our cash flows and revenue for 2004 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product revenue from our Discovery Tools operation and license fees from our Intellectual Property Licensing program.

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

     In the quarter ended June 30, 2004, our revenue increased 26% to $18.9 million from $15.0 million for the same period in 2003. We extended our research collaboration agreement with The Dow Chemical Company and entered into the third Discovery Tools purchase agreement with North Dakota State University. As of June 30, 2004, our retained earnings balance was approximately $1.1 million. In the future, we may still incur operating losses as we continue to expand our staffing, equipment and facilities. See “Risk Factors.”

Critical Accounting Policies

     Symyx’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved and accounting for income taxes. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

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

     Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement (generally the research term). Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Because our service agreements are not typically structured in milestones, milestone payments to date have been immaterial.

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

Warranty Expense Accrual

     A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered and establishes the accrual based, in part, by reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could entail adjustments to be made to our financial statements if system failures or the costs to repair systems differ from our estimates.

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

Employee Stock Options

     We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price. In the event the Financial Accounting Standards Board requires that the value of stock options granted to employees be treated as a compensation expense, as is currently being considered, our net income would be adversely affected as described in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Results of Operations

Revenue

     Our total revenue for the three months ended June 30, 2004 was $18.9 million, compared to $15.0 million from the same period in 2003. This increase was primarily due to increased funding from ExxonMobil and an increase in product sales. Product sales revenue for the three months ended June 30, 2004 included revenue from the sale of Discovery Tools Systems to two chemical companies for polymer and synthesis testing and to two life science customers for use in pre-clinical testing. Revenue for the six months ended June 30, 2004 increased 29% to $38.4 million from $29.9 million for the same period in 2003. This increase was primarily due to increased funding from ExxonMobil and an increase in product sales.

     ExxonMobil, Merck, North Dakota State University, Pfizer and an Undisclosed Partner accounted for 51%, 8%, 8%, 0% and 4% of total revenue, respectively, for the three months ended June 30, 2004, and for 32%, 8%, 11%, 0% and 12% of revenue, respectively, for the same period in 2003. ExxonMobil, Merck, North Dakota State University, Pfizer and an Undisclosed Partner accounted for 47%, 5%, 4%, 11% and 5% of total revenue, respectively, for the six months ended June 30, 2004, and for 26%, 16%, 10%, 0% and 12% of revenue, respectively, for the same period in 2003. We expect that, at least for the remainder of fiscal 2004, a significant portion of our total revenue will continue to be generated from a few key customers.

     We segregate revenue by Industry Collaborations, Discovery Tools and Intellectual Property Licensing.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Industry Collaborations	$9,996	$8,715	$20,454	$15,783
Industry Collaborations — Related Party	375	435	1,161	435
Discovery Tools	7,446	4,970	14,152	11,671
Intellectual Property Licensing	1,099	877	2,628	1,967

Total	$18,916	$14,997	$38,395	$29,856

     Industry Collaboration Revenue

     The increases in Industry Collaboration revenue for the three and six months ended June 30, 2004 over the same periods in 2003 resulted primarily from increased funding received in 2004 under the ExxonMobil collaboration, partially offset by the reduced revenue resulting from the conclusion of the research collaboration we had with Celanese in 2003. Related party revenue resulting from our Research Agreement with Ilypsa, Inc. for the three and six months ended June 30, 2004 was $375,000 and $1,161,000, respectively. Related party revenue for both the three and six months ended June 30, 2003 was $435,000.

     Discovery Tools Revenue

     Discovery Tools revenue for the three and six months ended June 30, 2004 was mainly attributable to the sale of Discovery Tools systems to chemical and life science companies and funding received from ExxonMobil and Merck for Discovery Tools development. Discovery Tools revenue for the three and six months ended June 30, 2003 was mainly attributable to the shipment of Discovery Tools systems to research institutes, chemical and life science companies and to payments received from The Dow Chemical Company and ExxonMobil Chemical.

     Intellectual Property Licensing Revenue

     Intellectual Property Licensing revenue for the three and six months ended June 30, 2004 increased primarily due to payments received from ExxonMobil in 2004. The main components of Intellectual Property Licensing revenue for the six months ended June 30, 2004 were amounts received from General Electric, Hella and ExxonMobil, and for the six months ended June 30, 2003 were payments received from General Electric, Bayer and Hella.

Cost of Products Sold

     Cost of products sold was $1.9 million, or 35% of product sales revenue for the three months ended June 30, 2004, compared to $0.8 million, or 22% of product sales revenue for the same period in 2003. Cost of products sold was $3.6 million, or 35% of product sales revenue for the six months ended June 30, 2004, compared to $1.9 million, or 22% of product sales revenue for the same period in 2003. The fluctuations in the cost of products sold are primarily due to the change in the product mix shipped in the respective quarters.

     The cost of products sold will be driven by the variability of product mix and sales volume in each period. The product sales margin is expected to fluctuate from period to period because the majority of our Discovery Tools systems are built to order or to particular specifications. For systems which include a significant development component prior to their commercial build, or systems delivered to the customers as a prototype, the development costs incurred prior to the commercial build are expensed as development costs, which results in a lower cost of products sold and higher margin in the quarter in which such a system is delivered to the customer.

Research and Development Expenses

     Our research and development expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

     Total research and development expenses for the three months ended June 30, 2004 were $10.4 million, an increase of approximately 3% from the same period in 2003. Total research and development expenses for the six months ended June 30, 2004 were $21.3 million, an increase of approximately 9% from the same period in 2003. This increase was primarily due to an increase in technical headcount and related expenses under our Alliance Agreement with ExxonMobil. Also included in total research and development expenses were direct costs incurred relating to our research agreement with Ilypsa, Inc., a related party, which totaled $375,000 and $1,161,000 for the three and six months ended June 30, 2004 and $435,000 for both the three and six months ended June 30, 2003.

     Research and development expenses represented 55% of total revenue in the three and six months ended June 30, 2004, respectively, and 68% and 65% of total revenue for the same periods in 2003, respectively. Our core offerings are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

     ExxonMobil is the only collaborative partner contributing greater than 10% of collaborative research revenue for the three and six months ended June 30, 2004. Our research collaboration contract with ExxonMobil primarily focuses on catalysts for certain commodity chemicals including olefins. The contract term runs through May 2008.

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 74% of research efforts in the first six months of 2004 were undertaken for collaborative projects funded by our partners, approximately 13% of research effort was on our own internally funded research and approximately 14% of development costs related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended June 30, 2004 were $4.3 million, an increase of 20% from $3.6 million for the same period in 2003. Sales, general and administrative expenses for the six months ended June 30, 2004 were $8.4 million, an increase of 14% from $7.4 million for the same period in 2003. The increase was due primarily to an increase in salary related costs resulting from business development headcount increase in 2004.

     Sales, general and administrative expenses represented 23% and 24% of total revenue for the three months ended June 30, 2004 and 2003, respectively. Sales, general and administrative expenses represented 22% and 25% of total revenue for the six months ended June 30, 2004 and 2003, respectively. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as directors’ and officers’ insurance and increasing professional fees.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net, for the three months ended June 30, 2004 consisted of interest income of approximately $561,000 and a gain from the sale of fixed assets to Ilypsa amounting to approximately $155,000 as disclosed in Note 3 to the condensed consolidated financial statements. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income was approximately $561,000 and $1,080,000 for the three and six months ended June 30, 2004, respectively, up from $487,000 and $1,067,000 for the same periods in 2003, respectively. The increase was due to the impact of higher average interest rates in the three months ended June 30, 2004. We anticipate that our interest income in 2004 will be approximately the same as or greater than 2003 due to the impact of the recent interest rate increase and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

     We recorded an income tax expense of $1.2 million and $2.6 million for the three and six month periods ended June 30, 2004, respectively, and $339,000 and $815,000 for the same periods in 2003, respectively. The effective tax rate was 42% and 41%, respectively, for the three and six month periods ended June 30, 2004, and 35% and 38%, respectively, for the same periods in 2003. In determining our effective tax rate in the three and six month period ended June 30, 2004, we are anticipating that we will be able to record deferred tax assets for temporary differences that arise in the current year, and therefore, will not need to provide a valuation allowance for these new deferred tax assets. We do not, however, have a sufficient history of profitability to fully benefit all of our historical deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes has been substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We review the need for a valuation allowance on a quarterly basis.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004 for all other variable interest entities. There was no impact upon our financial condition or results from operations from the adoption of FIN 46.

Liquidity and Capital Resources

     This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

     We had positive cash flow from operations and financing activities and used cash in investing activities for the six months ended June 30, 2004. At June 30, 2004 we had cash, cash equivalents and available-for-sale securities of approximately $146.9 million, an increase of $8.2 million from December 31, 2003.

     As of June 30, 2004, we had no long-term liabilities.

     Our operating activities provided $7.4 million and $13.5 million of cash during the six months ended June 30, 2004 and 2003, respectively. The sources of cash for the six month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses.

     Net cash used in investing activities during the six months ended June 30, 2004 and 2003 were $12.1 million and $27.3 million, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $6.6 million and $1.3 million during the six months ended June 30, 2004 and 2003, respectively. These amounts were primarily the proceeds from the exercise of stock options, the proceeds from our employee stock purchase plan and repayment of shareholder notes receivable.

     Current liabilities as of June 30, 2004 decreased by $1.8 million compared to December 31, 2003. The decrease was due primarily to a decrease in deferred revenue resulting from the shipment of a pre-formulation workflow to Pfizer in the quarter ended March 31, 2004, partially offset by an increase in income taxes payable.

Backlog

     Our revenue backlog remains strong. We expect to recognize approximately $35 million of committed but unrecognized revenue in the remainder of fiscal 2004. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

     As of June 30, 2004, our principal commitments were $11.6 million. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory and fixed assets. We will satisfy these obligations as they become due over the next seven years.

     Future commitments under the operating leases for our facilities and purchase commitments for inventory and fixed assets as of June 30, 2004 are as follows (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years
Facility Commitments	$10,794	$1,765	$3,704	$3,389	$1,936
Purchase Commitments	811	811	—	—	—

Total	$11,605	$2,576	$3,704	$3,389	$1,936

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

Contingencies

     We have filed a complaint against a third party alleging infringement of certain high throughput experimentation patents. We are negotiating with the third party in an attempt to resolve the dispute and have extended the deadline for serving the complaint. However, if agreement is not reached by mid August 2004, we may elect to serve the complaint. If we elect to serve the complaint, there is the potential for significant costs to be incurred in association with this action.

     We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2004. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three and six months ended June 30, 2004 were:

•	revenue received for work performed under a Research Agreement with Ilypsa, Inc. during the three and six months ended June 30, 2004 amounted to $375,000 and $1,161,000, respectively, for which we have received payment in full;

•	proceeds in the amount of approximately $227,000 received from Ilypsa for the sale of fixed assets with approximately $72,000 net book value;

•	full repayment of loans originally provided to certain executive officers for the exercise of stock options prior to our initial public offering in 1999 during the three and six months ended June 30, 2004. As of June 30, 2004, we have no more outstanding balance of shareholder note receivable; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati which provides legal services with respect to real estate issues, for which they receive compensation at normal commercial rates.

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

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

     Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil accounted for 51% and 47% of our revenue for the three and six months ended June 30, 2004, respectively. We expect that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and this may cause the market price of our common stock to fall.

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

We cannot predict the pace, quality or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenues and harm our business

     Our future revenues and profitability are dependent upon our ability to achieve discoveries, whether through collaborations with customers or through our own proprietary research, which our partners or we choose to commercialize. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. As of June 30, 2004, our partners have commercialized only one of our discovered materials. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments, or any discoveries at all. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenues from our research collaborations and from commercialization of our discovered materials would likely decline and harm our business and operating results.

We conduct research programs for our own account and for a number of collaborative partners, and any conflicts between these programs would harm our business

     Our strategy includes conducting research programs for our own account as well as for collaborative partners. We believe that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through programs for our own account and through programs funded by a collaborator, or through programs funded by different collaborators. However, conflicts between a collaborator and us, or between collaborators, could potentially arise. In this event, we may become involved in a dispute with our collaborators regarding the material. Disputes of this nature could harm the relationship between us and our collaborators, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships and cause our revenues and operating results to decline.

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

Failure to adequately enforce our intellectual property rights could harm our competitive position and have a material adverse effect on our business

     Our success depends on our ability to enforce our intellectual property rights through either litigation or licensing. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing and obtaining a commercially significant outcome as a result of such infringement. Intellectual property litigation can be successful if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. In addition, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office, that challenge the validity of the patents we have obtained there. If we lose part or all of our intellectual property position, whether through litigation or opposition proceedings, our business and operating results may be harmed.

     With regard to proving infringement of our intellectual property, our success depends in part on obtaining useable knowledge of what technologies others are practicing. If others do not publish or disclose the technologies that they are using, our ability to discover infringing uses and enforce our intellectual property rights will diminish. If we are unable to enforce our intellectual property rights or if the ability to enforce such rights diminishes, our revenues from intellectual property licensing and our operating results may decline.

     Our intellectual property must protect our overall business structure by allowing us to obtain commercially significant results from litigation, including compensation and/or relevant injunctions, without resulting in undue cost and expense. Enforcement of our intellectual property through litigation can result in significant expenses, distractions and risks that might cause us to lose focus or may otherwise harm our profitability and weaken our intellectual property position. Enforcement proceedings can adversely affect our intellectual property while causing us to spend resources on the enforcement proceedings. As our licensing activities have matured, we have become involved in arbitration and litigation to assert and defend our intellectual property. These matters may become material and more such matters may arise. Successful conclusion of these matters will assist our business, while unsuccessful conclusion of these matters will cost us time and money and possibly loss of rights. Our ability to manage the costs of these proceedings to obtain a successful result cannot be predicted.

Our business may be harmed if we are found to infringe proprietary rights of others

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

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

     We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

     The Financial Accounting Standards Board has issued an exposure draft that would require all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the first quarter of 2004, we filed a complaint against a third party alleging infringement of certain high-throughput experimentation patents. We have filed the complaint in the United States District Court for the Northern District of California, but have not served the complaint to date and have extended the deadline for serving the complaint. The parties are in negotiation in an attempt to resolve the dispute. Under the applicable rules, if the complaint is not served in a timely manner in mid August 2004, the complaint will automatically be dismissed without prejudice. If the parties do not reach agreement by that time, we may elect to serve the complaint. If we elect to serve the complaint, there is the potential for significant costs to be incurred in association with this action.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Symyx was held on May 27, 2004. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

a)     Our stockholders elected the following persons as Class II directors of Symyx, with votes for and votes withheld listed below for each nominee:

Nominee	Votes For	Votes Withheld
Steven D. Goldby	27,923,004	666,269
Edwin F. Gambrell	28,401,757	187,516

     Kenneth J. Nussbacher, Mario M. Rosati and Peter G. Schultz continued their terms as our Class III directors, and Thomas R. Baruch, Samuel D. Colella and Martin S. Gerstel continued their terms as our Class I directors.

b)     Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors of Symyx Technologies, Inc., for the fiscal year ending December 31, 2004. There were 28,296,905 votes in favor of, and 286,159 votes cast against, the proposal. There were 6,209 abstentions.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Forms 8-K.

     On April 21, 2004, Symyx Technologies, Inc. furnished a Current Report on Form 8-K containing a press release that was issued announcing revenue, earnings and certain other information related to the first quarter ended March 31, 2004 and financial guidance pertaining to the remainder of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: July 30, 2004	/s/ Steven D. Goldby

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2004	/s/ Jeryl L. Hilleman

Jeryl L. Hilleman
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.