Form 10-Q
period 2004-09-30
SYMYX TECHNOLOGIES INC
filed 2004-11-01
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

   (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
Yes ☒ No ☐

As of October 29, 2004, Registrant had outstanding 32,161,515 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Service revenue from research collaborations	$10,299	$9,979	$30,789	$27,077
Service revenue - related party	7	595	1,168	1,030
Product sales	5,120	959	15,484	9,586
License fees and royalties	4,132	2,936	10,512	6,632

Total revenue	19,558	14,469	57,953	44,325

Operating expenses:
Cost of products sold	1,437	154	5,055	2,032
Research and development	9,857	9,816	29,960	28,909
Research and development - related party	7	595	1,168	1,030
Sales, general and administrative	4,375	3,485	12,797	10,856

Total operating expenses	15,676	14,050	48,980	42,827

Income from operations	3,882	419	8,973	1,498
Interest and other income (expense), net	610	439	1,845	1,506

Income before income tax expense	4,492	858	10,818	3,004
Income tax expense	1,720	206	4,327	1,021

Net income	$2,772	$652	$6,491	$1,983

Basic net income per share	$0.09	$0.02	$0.20	$0.06

Diluted net income per share	$0.08	$0.02	$0.19	$0.06

Shares used in computing basic net income per share	32,118	31,303	31,985	31,082

Shares used in computing diluted net income per share	33,428	33,065	33,719	32,264

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,199	$17,110
Available-for-sale securities	138,648	121,588
Accounts receivable	5,023	2,617
Inventories	3,182	3,743
Receivable from related party	7	—
Interest receivable and other current assets	3,615	4,194

Total current assets	164,674	149,252
Property, plant and equipment, net	23,234	25,681
Deferred tax assets and other assets	2,431	2,603

Total assets	$190,339	$177,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,224	$4,643
Accrued compensation and employee benefits	3,232	2,142
Advance from related party	—	137
Income taxes payable	5,611	1,055
Deferred rent	741	681
Deferred revenue	2,208	7,640
Warranty expense accrual	1,535	1,800

Total current liabilities	17,551	18,098

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 32,144,960 and 31,610,108 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	32	32
Additional paid-in capital	169,266	162,160
Stockholder notes receivable	—	(134)
Deferred stock compensation	—	(7)
Accumulated other comprehensive income (loss)	(357)	31
Retained earnings (accumulated deficit)	3,847	(2,644)

Total stockholders’ equity	172,788	159,438

Total liabilities and stockholders’ equity	$190,339	$177,536

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$6,491	$1,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,900	8,821
Stock-based compensation	150	38
Deferred tax benefit	—	24
Gain on sale of fixed assets	(156)	—
Changes in assets and liabilities:
Accounts receivable	(2,406)	6,179
Inventories	561	(1,374)
Receivable from related party	(7)	—
Interest receivable and other current assets	851	(241)
Other long-term assets	36	112
Accounts payable and other accrued liabilities	(419)	1,020
Accrued compensation and employee benefits	1,090	323
Advance from related party	(137)	—
Income taxes payable	4,312	1,420
Deferred rent	60	97
Deferred revenue	(5,432)	270
Warranty expense accrual	(265)	52

Net cash provided by operating activities	14,629	18,724

Investing activities
Purchase of property and equipment, net	(3,511)	(7,329)
Purchase of available-for-sale securities	(85,911)	(97,016)
Proceeds from maturities of available-for-sale securities	64,793	76,515
Acquisition of technology	—	(65)

Net cash used in investing activities	(24,629)	(27,895)

Financing activities	6,963	5,897
Proceeds from issuance of common stock, net of repurchases
Repayment of shareholder notes receivable	134	—

Net cash provided by financing activities	7,097	5,897

Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(1)

Net decrease in cash and cash equivalents	(2,911)	(3,275)
Cash and cash equivalents at beginning of period	17,110	25,629

Cash and cash equivalents at end of period	$14,199	$22,354

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$18	$(446)

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

     Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput experimentation for the discovery of innovative materials for chemical and petrochemical, pharmaceutical development, electronics, consumer goods, and automotive customers. Symyx works with companies seeking to transform their search for better products and processes through research collaborations, Discovery Tools® sales, and the license of materials, intellectual property, and software.

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

     The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2004 and results of operations and cash flows for all periods presented have been made. The consolidated condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as included in the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

Principles of consolidation

     These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Technologies AG, incorporated in Switzerland and Symyx Discovery Tools, Inc., incorporated in California. All significant inter-company balances and transactions have been eliminated on consolidation.

Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Segment revenue for prior periods has been reclassified to conform to the current period presentations. Amounts received from a related party reported as accounts payable and deferred revenue in the previous period have been reclassified as an advance from a related party.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

     The Company generates revenue from services provided under research collaborations, the sale of products, licensing of software, support and maintenance services and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue and license revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” (“EITF 00-21”).

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

     Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement (generally the research term). Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of such milestone events. Because payments under the Company’s service agreements are not typically structured with reference to milestones, milestone payments to date have been immaterial.

     Product Sales

     Product sales revenue includes sales of Discovery Tools hardware and the license of associated software and intellectual property. The Company’s Discovery Tools systems are typically delivered under multi-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Discovery Tools system as a whole, revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. If software is incidental to the Discovery Tools system, revenue from the sale of the Discovery Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated software and licenses to intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

     Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. The Company’s product related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

     Intellectual Property License Fees

     Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the agreements. Generally revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If there is a provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

     Royalties

     Royalty revenue is recorded based on reported sales by third-party licensees of products containing the Company’s software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

     Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are not recognized as revenue until either the option is exercised or the option right expires.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Revenue

     For the three and nine months ended September 30, 2004 and 2003, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
ExxonMobil	$10,687	$6,409	$28,975	$14,241
Merck	1,084	995	3,200	5,917
Undisclosed Partner	250	1,955	2,083	5,538

Total	$12,021	$9,359	$34,258	$25,696

     The revenue from the above three customers has been included in the following reportable segments for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Industry Collaborations	$6,563	$6,480	$21,038	$15,810
Discovery Tools	4,708	1,629	10,970	7,886
Intellectual Property Licensing	750	1,250	2,250	2,000

Total	$12,021	$9,359	$34,258	$25,696

     The revenue from the above three customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service revenue from research collaborations	$5,714	$5,839	$19,121	$15,591
Product sales	3,557	744	6,834	4,965
License fees and royalties	2,750	2,776	8,303	5,140

Total	$12,021	$9,359	$34,258	$25,696

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

     Work in process inventory consists of customized Discovery Tools systems in the process of being built. Finished goods inventory consists of Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis. The following table summarizes the components of the Company’s inventory balance (in thousands):

	September 30,	December 31,
	2004	2003
Work in Process	$2,678	$1,960
Finished Goods	504	1,783

Total	$3,182	$3,743

Warranty expense accrual

     The Company offers a warranty on each Discovery Tools System shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business. However, such warranties typically include coverage for parts and labor and software bug fixes for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary.

     Changes in the Company’s product warranty expense accrual during the nine months ended September 30, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$1,800
New warranties issued during the period	396
Costs incurred during the period on specific systems	(231)
Changes in liability for pre-existing warranties during the period, including expirations	(430)

Balance as of September 30, 2004	$1,535

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

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of the pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$2,772	$652	$6,491	$1,983
Add: Stock-based employee compensation expense included in reported net income	—	15	7	38
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,692)	(4,261)	(5,614)	(11,316)

Pro forma net income (loss)	$80	$(3,594)	$884	$(9,295)

Basic net income (loss) per share:
As reported	$0.09	$0.02	$0.20	$0.06

Pro forma	*	$(0.11)	$0.03	$(0.30)

Diluted net income (loss) per share:
As reported	$0.08	$0.02	$0.19	$0.06

Pro forma	*	$(0.11)	$0.03	$(0.30)

* Less than $0.01 per share

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	2.2%	2.9%	2.2%
Expected volatility	61.0%	68.0%	61.0%	68.0%
Expected life (in years)	3.5	3.5	3.5	3.5

     The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three and nine months ended September 30, 2004 were $9.47 and $11.12 per share, respectively, and for the three and nine months ended September 30, 2003 were $10.61 and $7.28 per share, respectively.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Earnings Per Share

     Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and shares subject to repurchase. The computation of the weighted average number of shares outstanding for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average shares of common stock outstanding	32,118	31,312	31,985	31,100
Weighted-average shares subject to repurchase	—	(9)	—	(18)

Weighted-average shares used in computing basic net income per share	32,118	31,303	31,985	31,082
Dilutive effect of employee stock options, using the treasury stock method	1,310	1,753	1,734	1,164
Weighted-average shares subject to repurchase	—	9	—	18

Weighted-average shares used in computing diluted net income per share	33,428	33,065	33,719	32,264

     The following table illustrates shares subject to outstanding stock options that the Company has excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2004 and 2003 because all such securities are anti-dilutive for the respective periods (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Anti-dilutive stock options	3,402	2,652	2,753	2,709

3. Related Party Transactions

     As of September 30, 2004, the Company owns approximately 37.0% of shares outstanding of Ilypsa, Inc. (“Ilypsa”), formerly known as Symyx Therapeutics, Inc.

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

     On May 6, 2003, the Company entered into an 18-month Collaborative Research and License Agreement with Ilypsa. Under the terms of this Agreement, Ilypsa pays research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments are due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Agreement during the three and nine months ended September 30, 2004 amounted to

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$7,000 and $1,168,000, respectively, and during the three and nine months ended September 30, 2003 amounted to $595,000 and $1,030,000, respectively. The revenue has been classified as related party revenue. The amount receivable from Ilypsa was $7,000 as of September 30, 2004 and $0 as of December 31, 2003. The amount received under this Agreement in advance of the services being provided was $0 at September 30, 2004 and $137,000 at December 31, 2003 and has been classified as an advance from a related party.

     The Company has no repurchase rights with respect to either the licensed technology or the results of research conducted under the Collaborative Research and License Agreement.

4. Comprehensive Income

     The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

     The components of comprehensive income, net of tax, for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$2,772	$652	$6,491	$1,983
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(17)	30	(380)	(37)
Foreign currency translation adjustment	6	—	(8)	(1)

Other comprehensive income (loss)	(11)	30	(388)	(38)

Comprehensive income	$2,761	$682	$6,103	$1,945

     The components of accumulated other comprehensive income (loss), net of tax, at September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Unrealized gains (losses) on available-for-sale securities	$(338)	$42
Foreign currency translation adjustment	(19)	(11)

Accumulated other comprehensive income (loss)	$(357)	$31

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

     Symyx provides research services to its partners through its Industry Collaborations program, offers access to select proprietary instruments and associated software and intellectual property through its Discovery Tools operation and licenses discovered materials and methodology patents through its Intellectual Property Licensing program.

     The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30, 2004
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$8,812	$—	$1,500	$10,312
Industry Collaborations - Related Party	7	—	—	7
Discovery Tools	1,337	5,120	896	7,353
Intellectual Property Licensing	150	—	1,736	1,886

Total	$10,306	$5,120	$4,132	$19,558

	Three Months Ended September 30, 2003
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$8,439	$—	$1,500	$9,939
Industry Collaborations - Related Party	595	—	—	595
Discovery Tools	1,207	959	89	2,255
Intellectual Property Licensing	333	—	1,347	1,680

Total	$10,574	$959	$2,936	$14,469

	Nine Months Ended September 30, 2004
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$26,266	$—	$4,500	$30,766
Industry Collaborations - Related Party	1,168	—	—	1,168
Discovery Tools	3,960	15,484	2,061	21,505
Intellectual Property Licensing	563	—	3,951	4,514

Total	$31,957	$15,484	$10,512	$57,953

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2003
	Service	Product	License Fees	Total
	Revenue	Sales	and Royalties	Revenue
Industry Collaborations	$22,722	$—	$3,000	$25,722
Industry Collaborations - Related Party	1,030	—	—	1,030
Discovery Tools	4,022	9,586	318	13,926
Intellectual Property Licensing	333	—	3,314	3,647

Total	$28,107	$9,586	$6,632	$44,325

Geographic Area Data

     All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$17,529	$12,040	$51,857	$37,720
Japan	1,450	1,898	4,601	5,139
Mexico	4	—	42	19
Europe	575	531	1,453	1,447

Total	$19,558	$14,469	$57,953	$44,325

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion that all adjustments to condensed consolidated financial information necessary to present fairly the financial position at September 30, 2004 and results of operations and cash flows for all periods presented have been made; (2) our expectation that our cash flows and revenue for 2004 will be comprised in large part of payments and revenue under existing and possible future research and development collaborations, product revenue from our Discovery Tools operation and license fees from our Intellectual Property Licensing program; (3) our expectation that our fourth quarter revenue will be higher than our third quarter revenue in 2004 and that our 2005 revenue will be higher than our 2004 revenue; (4) our expectation that we will continue to devote substantial resources to research and development, including the development of new instruments and software, to enhance our technologies; (5) our expectation that we will expand our staffing, equipment and facilities and make significant investments in the purchase of property and equipment to support our expanding operations; (6) statements regarding fluctuation in the cost of products sold being driven by the variability of product mix and sales volume in each period; (7) our expectation that we will expand our business development and administrative staff, and improve our existing laboratory and engineering facilities; (8) our anticipation that our interest income in 2004 will be slightly greater than 2003 due to the impact of the recent interest rate increase and as our positive cash flows from operating and financing activities continue to increase our average investment balance; (9) our anticipation that we will be able to record deferred tax assets for temporary differences that arise in the current year; (10) our expectation that we will recognize approximately $21 million of committed but unrecognized revenue in the remainder of fiscal 2004; (11) our intention to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses; (12) our plans to satisfy obligations under operating leases and our commitments to purchase inventory and fixed assets as they become due over the next seven years; (13) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient for at least the coming year; (14) our belief that our insurance protection is reasonable in view of the nature and scope of our operations; (15) our belief that our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials and acceptance that our technology and capabilities justify outsourcing part of their basic research and discovery programs; (16) our expectation that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future; (17) our belief that our approach can help chemical, pharmaceutical, electronics, consumer goods and automotive companies increase the efficiency of their research and development activities; (18) our anticipation that our development candidates have commercial potential; (19) our belief that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads; (20) our anticipation that our revenues will grow; (21) our belief that our Industry Collaborations, Discovery Tools and Intellectual Property Licensing businesses complement each other; (22) our intention to expand our international presence in order to increase our export sales; (23) our opinion that a large portion of our expenses are relatively fixed in nature; (24) statements regarding the field of high-throughput materials science being increasingly competitive and an emerging field; and (25) our expectation that the ultimate costs to resolve legal proceedings, claims, and litigation will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

     Our revenue and cash flows from operations have come from research collaborations, sale of instruments, and licensing of intellectual property, materials, software and technologies. We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical, pharmaceutical, electronics, consumer goods and automotive industries. We expect that our cash flows and revenue for 2004 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product sales and license fees and royalties.

     We have invested heavily in establishing the technology, instrumentation and informatics necessary to pursue high-throughput discovery of materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for pharmaceutical and industrial applications, and specialized materials for electronics applications.

     We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

     In the quarter ended September 30, 2004, our revenue increased 35% to approximately $19.6 million from $14.5 million for the same period in 2003. This increase resulted largely from the expansion of revenue under the alliance with Exxon Mobil Corp., the commencement of new research services agreements with a major healthcare company and a major petrochemical company, shipment of newly developed Discovery Tools to ExxonMobil and Discovery Tools Core(X)™ modules to two pharmaceutical companies, the start of a new software pilot with an existing customer, and the execution of a license agreement with UOP LLC. In addition, the original collaboration with BP was extended through the end of 2005. In September, the Dow Chemical Company announced commencement of commercial production of VERSIFY Plastomers and Elastomers, a family of products manufactured using Symyx discovered catalysts. VERSIFY polymers are designed to improve optics, sealing performance, elasticity, flexibility, and softness for packaging producers, manufacturers of thermoplastic elastomers and olefins, and converters in the consumer products sector. We expect to receive royalties from the sale of these polymers beginning in the first quarter of 2005.

     In the future, we may incur operating losses as we continue to expand our staffing, equipment and facilities. See further discussion of this issue in the section below entitled “Risk Factors.”

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

Source of Revenue and Revenue Recognition Policy

     We generate revenue from services provided under research collaborations, the sale of products, licensing of software, support and maintenance services and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue and license revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, or EITF 00-21, “Multiple-Deliverable Revenue Arrangements.” In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once we have established fair value for all undelivered elements.

     Service revenue consists of research and development funding received from collaborative partners, as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for Discovery Tools systems, comprising hardware, associated software and intellectual property licenses and consumables. License fees and royalties include fees for licensing of our software, intellectual property, proprietary materials and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

     Service Revenue

     We recognize revenue from research collaboration agreements and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

     Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement (generally the research term). Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of such milestone events. Because payments under our service agreements are not typically structured with reference to milestones, milestone payments to date have been immaterial.

     Product Sales

     We recognize revenue from the sale of Discovery Tools, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. Accordingly, the cost of products sold as a percentage of product revenue will fluctuate from one period to the next based on the timing of when extended payments are due as well as the mix of products sold. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

     Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. Our product related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

     Intellectual Property License Fees

     We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. In certain licensing arrangements provision is made for a variable fee, as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

     Royalties

     We recognize royalty revenue based on reported sales by third-party licensees of products containing our materials, software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

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

Accounting for Income Taxes

     Income taxes have been provided using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Establishing this valuation allowance involves significant judgment because we have a limited history of profitability and the period over which the potential future benefit from the deferred tax assets may be realized is quite long. We review our need for a valuation allowance on a quarterly basis and adjust our estimated annual effective income tax rate as appropriate.

Employee Stock Options

     We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price. In the event the Financial Accounting Standards Board requires that the value of stock options granted to employees be treated as a compensation expense, as is currently being considered, our net income would be adversely affected as described in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Results of Operations

Revenue

     Our total revenue for the three months ended September 30, 2004 was $19.6 million, compared to $14.5 million from the same period in 2003. This increase was primarily due to the expansion of revenue under the alliance with ExxonMobil, the commencement of new research agreements with a leading pharmaceutical company and a major petroleum company, shipment of newly developed Discovery Tools to ExxonMobil and Core(X)™ modules to two pharmaceutical companies, and license fees paid by UOP LLC. Revenue for the nine months ended September 30, 2004 increased 31% to approximately $58.0 million from $44.3 million for the same period in 2003. This increase was primarily due to increased funding from ExxonMobil and an increase in product sales. Given our expectation with respect to new and extended collaborations, new tools sales, and new intellectual property and software licenses, together with our existing backlog of revenue to be recognized, we expect that our fourth quarter revenue will be higher than our third quarter revenue in 2004 and that our 2005 revenue will be higher than our 2004 revenue.

     ExxonMobil, Merck and an Undisclosed Partner accounted for 55%, 6% and 1% of total revenue, respectively, for the three months ended September 30, 2004, and for 44%, 7% and 14% of revenue, respectively, for the same period in 2003. ExxonMobil, Merck and an Undisclosed Partner accounted for 50%, 6% and 4% of total revenue, respectively, for the nine months ended September 30, 2004, and for 32%, 13% and 12% of revenue, respectively, for the same period in 2003. We expect that, at least for the remainder of fiscal 2004, a significant portion of our total revenue will continue to be generated from a few key customers.

     We segregate revenue by Industry Collaborations, Discovery Tools and Intellectual Property Licensing.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Industry Collaborations	$10,312	$9,939	$30,766	$25,722
Industry Collaborations - Related Party	7	595	1,168	1,030
Discovery Tools	7,353	2,255	21,505	13,926
Intellectual Property Licensing	1,886	1,680	4,514	3,647

Total	$19,558	$14,469	$57,953	$44,325

     Industry Collaboration Revenue

     The Industry Collaboration group generates revenue primarily from the research services it provides to our collaboration partners.

     The increases in Industry Collaboration revenue for the three and nine months ended September 30, 2004 over the same periods in 2003 resulted primarily from increased funding received in 2004 under the ExxonMobil alliance, partially offset by the reduced revenue resulting from the conclusion of the research collaboration we had with Celanese in 2003. Related party revenue resulting from our Research Agreement with Ilypsa, Inc. for the three and nine months ended September 30, 2004 was $7,000 and $1,168,000, respectively. Related party revenue for the three and nine months ended September 30, 2003 was $595,000 and $1,030,000, respectively. We recorded related party revenue for the funding we received in consideration of the direct costs of research services relating to our research agreement with Ilypsa, Inc. Changes in such direct costs are further discussed in the “Research and Development Expenses” section.

     Discovery Tools Revenue

     The Discovery Tools group generates revenue primarily from the sale of Discovery Tools and associated software and intellectual property.

     Discovery Tools revenue for the three and nine months ended September 30, 2004 was mainly attributable to the sale of Discovery Tools systems to chemical and pharmaceutical companies. Discovery Tools revenue for the three and nine months ended September 30, 2003 was mainly attributable to the shipment of Discovery Tools systems to research institutes, chemical and pharmaceutical companies and to payments received from The Dow Chemical Company, ExxonMobil and Merck.

     Intellectual Property Licensing Revenue

     Intellectual Property Licensing Group generates revenue primarily from the licensing fees received from licensing of our software and intellectual property and from royalties paid by third party licensees for sale of products containing our materials, software and intellectual property.

     Intellectual Property Licensing revenue for the three and nine months ended September 30, 2004 increased primarily due to payments received from ExxonMobil and UOP in 2004. The main components of Intellectual Property Licensing revenue for the nine months ended September 30, 2004 were amounts received from ExxonMobil, General Electric, Hella and UOP, and for the nine months ended September 30, 2003 were payments received from Bayer, ExxonMobil, General Electric and Hella.

Cost of Products Sold

     Cost of products sold was approximately $1.4 million, or 28% of product sales revenue for the three months ended September 30, 2004, compared to $154,000, or 16% of product sales revenue for the same period in 2003. Cost of products sold was $5.1 million, or 33% of product sales revenue for the nine months ended September 30, 2004, compared to $2.0 million, or 21% of product sales revenue for the same period in 2003. The fluctuations in the cost of products sold are primarily due to the change in the product mix shipped in the respective quarters.

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

     The cost of products sold will also be affected by the adjustment of warranty reserve for the pre-existing sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems.

Research and Development Expenses

     Our research and development expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

     Total research and development expenses for the three months ended September 30, 2004 were $9.9 million, a decrease of approximately 5% from the same period in 2003. The decrease was primarily due to the decrease in direct costs of research service relating to our research agreement with Ilypsa, Inc., a related party, which totaled $7,000 and $1,168,000 for the three and nine months ended September 30, 2004 and $595,000 and $1,030,000 for the three and nine months ended September 30, 2003, respectively. Direct costs of research services relating to Ilyspa decreased significantly, largely the result of employees transitioning to Ilypsa, Inc. at the time it moved into its own facilities in May 2004. Total research and development expenses for the nine months ended September 30, 2004 were approximately $31.1 million, an increase of approximately 4% from the same period in 2003. This increase was primarily due to an increase in technical headcount and related expenses under our alliance with ExxonMobil.

     Research and development expenses represented 50% and 54% of total revenue in the three and nine months ended September 30, 2004, respectively, and 72% and 68% of total revenue for the same periods in 2003, respectively. Our core offerings are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

     ExxonMobil is the only customer contributing greater than 10% of collaborative research revenue for the three and nine months ended September 30, 2004. Our alliance with ExxonMobil primarily focuses on catalysts for certain commodity chemicals including olefins. The contract term runs through May 2008.

     We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent (“FTE”) effort, that approximately 80% of research and development efforts in the first nine months of 2004 were undertaken for collaborative projects funded by our partners, approximately 9% of research and development efforts were on our own internally funded research and approximately 11% of research and development efforts were related to our Discovery Tools business. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended September 30, 2004 were $4.4 million, an increase of 26% from $3.5 million for the same period in 2003. Sales, general and administrative expenses for the nine months ended September 30, 2004 were $12.8 million, an increase of 18% from $10.9 million for the same period in 2003. The increase was due primarily to an increase in salary related costs resulting from business development headcount increases in 2004, increased sales commissions and increased professional service fees.

     Sales, general and administrative expenses represented 22% of total revenue for both the three and nine months ended September 30, 2004. Sales, general and administrative expenses represented 24% of total revenue for both the three and nine months ended September 30, 2003. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•	continue to expand our business development and administrative staff;

•	add to and improve our existing laboratory and engineering facilities; and

•	incur escalating costs related to being a public company, such as increasing professional fees.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net, for the three months ended September 30, 2004 consisted of interest income of approximately $609,000 and a $1,000 gain from the sale of fixed assets. Interest and other income (expense), net, for the nine months ended September 30, 2004 consisted of interest income of approximately $1,689,000 and a $156,000 gain from the sale of fixed assets. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income of $439,000 and $1,506,000 for the three and nine months ended September 30, 2003, respectively, interest income for the same periods in 2004 increased due to the impact of higher average interest rates in 2004. We anticipate that our interest income in 2004 will be slightly greater than 2003 due to the impact of the recent interest rate increase and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

     We recorded an income tax expense of $1.7 million and $4.3 million for the three and nine month periods ended September 30, 2004, respectively, and $206,000 and $1,021,000 for the same periods in 2003, respectively. The effective tax rate was 38% and 40%, respectively, for the three and nine month periods ended September 30, 2004, and 24% and 34%, respectively, for the same periods in 2003. In determining our effective tax rate in the three and nine month period ended September 30, 2004, we are anticipating that we will be able to record deferred tax assets for temporary differences that arise in the current year, and therefore, will not need to provide a valuation allowance for these new deferred tax assets. We do not, however, have a sufficient history of profitability to fully benefit all of our historical deferred tax assets at this time. The largest single component of our unbenefited deferred tax assets arises because our depreciation expense for accounting purposes has been substantially higher than our tax depreciation expense. Until we have a more established history of profitability, we will not be sufficiently confident of receiving the full benefit of these future income tax deductions. We review the need for a valuation allowance on a quarterly basis.

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

Balance Sheet and Cash Flows

     We had positive cash flow from operations and financing activities and used cash in investing activities for the nine months ended September 30, 2004. At September 30, 2004 we had cash, cash equivalents and available-for-sale securities of approximately $152.8 million, an increase of $14.1 million from December 31, 2003.

     As of September 30, 2004, we had no long-term liabilities.

     Our operating activities provided $14.6 million and $18.7 million of cash during the nine months ended September 30, 2004 and 2003, respectively. The sources of cash for the nine month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of inventory build-up and receipts of payments that revolve around the shipments of Discovery Tools systems.

     Net cash used in investing activities during the nine months ended September 30, 2004 and 2003 were $24.6 million and $27.9 million, respectively. The fluctuations from period to period were due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

     Financing activities provided cash of $7.1 million and $5.9 million during the nine months ended September 30, 2004 and 2003, respectively. These amounts were primarily the proceeds from the exercise of stock options, the proceeds from our employee stock purchase plan and repayment of shareholder notes receivable.

     Current liabilities as of September 30, 2004 decreased by $0.5 million compared to December 31, 2003. The decrease was due primarily to a decrease in deferred revenue resulting from the shipment of a pre-formulation workflow to Pfizer in the quarter ended March 31, 2004, partially offset by an increase in income taxes payable.

Backlog

     Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $21 million in the remainder of fiscal 2004 and approximately $54 million in fiscal 2005. We also have $121 million in revenue backlog to be realized in fiscal 2006 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

     As of September 30, 2004, our principal commitments were $11.7 million. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory and fixed assets. We will satisfy these obligations as they become due over the next seven years.

     Future commitments under the operating leases for our facilities and purchase commitments for inventory and fixed assets as of September 30, 2004 are as follows (in thousands):

		Less than			More Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Facility Commitments	$10,364	$1,781	$3,732	$3,290	$1,561
Purchase Commitments	1,310	1,310	—	—	—

Total	$11,674	$3,091	$3,732	$3,290	$1,561

     We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Contingencies

     We filed a complaint against a third party alleging infringement of certain high throughput experimentation patents in the first quarter of 2004. The dispute was settled in mid-August 2004.

     We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2004. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three and nine months ended September 30, 2004 were:

•	revenue received for work performed under a Research Agreement with Ilypsa, Inc. during the three and nine months ended September 30, 2004 amounted to $7,000 and $1,168,000, respectively, for which we have received payment in full;

•	proceeds in the amount of approximately $227,000 received from Ilypsa for the sale of fixed assets with approximately $72,000 net book value;

•	full repayment of loans originally provided to certain executive officers for the exercise of stock options prior to our initial public offering in 1999 during the nine months ended September 30, 2004. As of September 30, 2004, we have no more outstanding balance of stockholder notes receivable; and

•	Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati which provides legal services with respect to real estate issues, for which they receive compensation at normal commercial rates.

RISK FACTORS

     Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-

looking statements contained in this Quarterly Report. These are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

     Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil accounted for 55% and 50% of our revenue for the three and nine months ended September 30, 2004, respectively. We expect that ExxonMobil and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and an adverse impact on our financial results and this may cause the market price of our common stock to fall.

We may not be able to maintain and grow a profitable business

     Our ability to maintain or increase our rate of profitability and grow our business is dependent on our ability to:

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue;

•	extend current collaboration research and development arrangements and add new ones;

•	secure new Discovery Tools customers; and

•	add additional licensees of both our software and intellectual property.

     Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, pharmaceutical and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. A failure to achieve the necessary customer acceptance and extend current collaborations and add new ones, secure new Discovery Tools customers, and add additional licensees of our software and intellectual property will adversely affect our revenue and profitability and may cause our stock price to decrease.

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

We are dependent on the research and development activities of companies in the chemical, pharmaceutical, electronics, consumer goods and automotive industries, and declines or reductions in research and development activities in these industries could harm our business

     The market for our discovery services and instrumentation within the chemical, pharmaceutical, electronics, consumer goods and automotive industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, pharmaceutical, electronics, consumer goods and automotive companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

     In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical, pharmaceutical, electronics, consumer goods and automotive companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property licenses, fewer sales of our Discovery Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

We cannot predict the pace, quality or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenues and harm our business

     Our future revenues and profitability are dependent upon our ability to achieve discoveries, whether through collaborations with customers or through our own proprietary research, which our partners or we choose to commercialize. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. As of September 30, 2004, our partners have commercialized only one of our discovered materials. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments, or any discoveries at all. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenues from our research collaborations and from commercialization of our discovered materials would likely decline and harm our business and operating results.

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

     In the future, we may engage in acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event that we acquire another company or business, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. In addition, future acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses and increased general and administrative expenses. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

We are exposed to general global economic and market conditions

     Our business is subject to the effects of general economic conditions in the United States, Europe, Asia and globally, and, in particular, market conditions in the pharmaceutical and chemical industries. In recent quarters, our ability to conclude Discovery Tools sale agreements and research and development collaborative arrangements have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material adverse impacts on our business, operating results, and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control

As required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that all control issues within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the first quarter of 2004, we filed a complaint against a third party alleging infringement of certain high-throughput experimentation patents. Although we filed the complaint in the United States District Court for the Northern District of California, the dispute was settled without having to serve the complaint in mid-August 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 1, 2004	/s/ Steven D. Goldby

Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2004	/s/ Jeryl L. Hilleman

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