Form 10-K
period 2004-12-31
SYMYX TECHNOLOGIES INC
filed 2005-03-08
CIK 1095330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-27765

Symyx Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0397908 (IRS Employer Identification Number)
3100 Central Expressway, Santa Clara, California 95051 (Address of principal executive offices including zip code)	(408) 764-2000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒ Yes    ☐ No

        The approximate aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $731,671,000, based on the closing price for the common stock on the Nasdaq National Market on such date.

        As of February 24, 2005, 32,524,058 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of the Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

PART I

Item 1.    Business

        This discussion and other parts of this Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking statements that involve risks and uncertainties, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "plan," "intend," "goal," "anticipate," "should," "planned," "estimated," "potential," and "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K.

        Forward-looking statements include, without limitation, statements regarding: the statement regarding our belief that we can transform the chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive companies by discovering break-through new materials faster and more cost effectively than by using traditional methods; the statement regarding our ability to transform how our customers perform research, by providing Discovery Tools, software, and patented methods that they can apply to increase their research productivity; the statement that we continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems; the statement regarding our intent to continue to enter into new strategic alliances and collaborative arrangements; the statement regarding our expectations that new collaborations will come from existing partners extending programs and undertaking new research initiatives as well as from new partners; the statement that we have created a growing pipeline of materials that have emerged from our discovery platform; the statement regarding our expectation to receive royalties from the sale of sensors, or that we could become a supplier of sensors; the statement regarding our belief that our proprietary database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of our research; the statement that we will realize a revenue backlog in the fiscal year 2005 and beyond; the statement regarding our intent to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses; the statement regarding our belief that our future success depends in part upon our continued ability to hire and retain qualified personnel; the statement regarding our expectations that ExxonMobil, Dow, and a select list of other companies will in aggregate continue to account for a substantial portion of our revenue for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results; the statement regarding our belief that we are well positioned to capitalize on our investment in the technology, instrumentation and informatics necessary to pursue high throughput discovery of materials; the statement regarding our belief that the drivers of our near term growth and profitability, including the credibility and commitment afforded by our alliances, a visible improvement in chemical industry spending levels, the near-term growth potential of our royalty income stream and the expansion of our software business, are already in place; the statement that Dow will make payments to us over the five-year term of approximately $120 million; the statement regarding our expectations that approximately 40% of this revenue will be service revenue, 30% product revenue and 30% license revenue; the statement regarding our expectations to receive royalties from the sale of polymers produced by Dow beginning in the first quarter of 2005; the statement regarding our expectations to receive royalties from the sale of electronic materials containing polymers produced by JSR Corporation, beginning in the first quarter 2005; the statement regarding our anticipation of an effective income tax rate of approximately 40% in 2005; the statement regarding our anticipation that our headcount will continue to increase to meet the mix and level staffing required by the ExxonMobil and Dow alliances and by the expansion of our business; the statement regarding our expectation that we will continue to make significant investments in research and development to enhance our technologies; the statement regarding our expectation to receive over $200 million in revenue from ExxonMobil and over $120 million in revenue from Dow during the 5-year term of each of the alliances; the statement regarding our belief that revenue from our strategic alliances will greatly contribute to our expected growth in Industry Collaborations revenue in 2005 through 2009; the statement regarding our belief that expanding our customer base will contribute to our expected growth of Discovery Tools revenue; the statement regarding our belief that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in future years; the statement regarding our belief that commercialized materials from Dow, JSR Corporation and Agfa, will contribute to our growth in Intellectual Property Licensing revenue in the future; the statement regarding our expectation to continue to devote substantial resources to research and development; the statement regarding our expectation that research and development expenses will continue to increase; the statement regarding our expectation that our sales, general and administrative expenses will increase; the statement regarding our anticipation that our interest income in 2005 will be slightly greater than 2004 due to the impact of recent interest rate increases and our positive cash flows from operating and financing activities will continue to increase our average investment balance; the statement regarding our anticipation that the adoption of certain accounting standards will not have a material impact on our consolidated financial statements; the statement regarding our expectation that we will continue to generate positive cash flow from our operating activities in the near future; the statement regarding our expectation to continue to make significant investments in the purchase of property and equipment to support our expanding operations; the statement regarding our belief that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs; the statement regarding our entry into an agreement to acquire Synthematix, Inc. which expects to close in early April 2005; the statement regarding management's belief that our insurance protection is reasonable in view of the nature and scope of our operations; the statement regarding our expectation to retain future earnings, if any, to support the development of our business and that we do not anticipate that we will pay any cash dividends in the foreseeable future.

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statement. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Risk Factors." All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx as of the filing date hereof, and Symyx assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q and other SEC filings.

General

        Symyx Technologies, Inc. (the "Company" or "Symyx") develops and applies high-throughput experimentation to the discovery of innovative materials for chemical and petrochemical, pharmaceutical development, electronics, consumer goods, and automotive customers. We work together with companies seeking to transform their search for better products and processes through research collaborations, Discovery Tools® sales, and the license of materials, intellectual property, and software.

        Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx's headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. Our SEC filings are available free of charge through our website at www.symyx.com. Our Common Stock trades on the Nasdaq National Market under the symbol "SMMX."

        In November 2004, we completed the acquisition of Symyx IntelliChem, Inc. ("IntelliChem"), formerly IntelliChem, Inc., an Oregon-based leading provider of intelligent electronic lab notebooks (iELN) for customers in the pharmaceutical, biotechnology, and chemical industries.

        We are the pioneer of high-throughput materials discovery and have developed broad proprietary technologies and methodologies to increase research productivity for ourselves and our customers. Through our innovation, we have built a comprehensive intellectual property portfolio of over 240 issued patents and over 390 patent applications covering methodology, composition of matter, instrumentation, and software.

        Our diversified business model provides complementary ways for us to work with our customers and to further our innovation and growth. We perform research for our customers, sell high throughput automated instruments called Discovery Tools, license our Renaissance® and IntelliChem® software, and license our discovered materials and some of our intellectual property:

  •
  We typically perform research for customers on a collaborative basis in exclusive fields for which we receive research funding and royalties or other payments from the commercialization of materials we discover. In these collaborations and in our internal research efforts, we seek to discover a broad range of materials, including catalysts for the manufacturing of chemicals and plastics, polymers for a range of industrial applications, and phosphors and other electronic materials.

  •
  Our Discovery Tools operation focuses on providing automated instruments to pharmaceutical companies for use in pharmaceutical pre-clinical testing, including pre-formulations, formulation and process chemistry, as well as to chemical and petrochemical companies for use in catalyst discovery, optimization, and formulation.

  •
  Our software includes Renaissance software and IntelliChem electronic notebook software to create integrated end-to-end coverage of the research process, for both high-throughput and conventional one-at-a-time experimentation. This software enables scientists to design experiments, automate their execution, capture and analyze the results of the experiments, and store the data for future mining, all on a single, integrated platform.

  •
  We license the materials we discover for others to commercialize, in return for royalties. Some of these materials are discovered under our collaborations programs and some in internal research efforts. We also license some of our intellectual property, including sensors and methodology patents, in return for royalties or license fees.

        We also work with customers in alliances, under which our customers work with us across all of our business offerings under a substantial, multi-year commitment. To date, we have such alliances in place with the Exxon Mobil Corporation ("ExxonMobil") and the Dow Chemical Company ("Dow"). Under the ExxonMobil alliance effective April 1, 2003, we are contracted to provide research services, develop and sell Discovery Tools Systems, and license our software and intellectual property. The ExxonMobil alliance provides us with an expected five-year revenue stream of over $200 million (of which $59.6 million has been recognized as of December 31, 2004) from currently planned alliance activities, purchases of Discovery Tools systems, and licensing fees. In addition, we are also entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields of agreement. Under the Dow alliance effective January 1, 2005, we are contracted to perform research in a number of exclusive areas, develop and provide Symyx Discovery Tools, and license our Renaissance suite of software as well as certain intellectual property. Dow is obligated to make payments to us over the five-year term of approximately $120 million. In addition, we are entitled to receive royalties on commercialized discoveries resulting from the collaborative research.

        For the fiscal years ended December 31, 2004, 2003, and 2002, the following customers contributed more than 10% of our total revenue (in thousands):

	Years Ended December 31,
	2004	2003	2002
Eli Lilly and Company	$132	$275	$10,419
ExxonMobil	45,016	21,945	12,136
The Dow Chemical Company	4,420	4,350	8,650
Merck	3,553	8,410	5,876
Undisclosed Partner	2,427	6,657	6,706

Total	$55,548	$41,637	$43,787

        For the fiscal years ended December 31, 2004, 2003, and 2002, approximately 20%, 15%, 12% of our total revenue was generated from sales to customers located in foreign countries.

Industry Background

        Materials and their diverse properties contribute in vital ways to many of the products in every day use. Examples include the catalysts used in the manufacture of major chemicals, pharmaceuticals, plastics and rubbers, the plastics in many of our household and office goods, and luminescent materials in lighting and computer and television screens.

        Traditional materials discovery relies on an expensive and time-consuming process of trial and error: making one material; testing it; then making a different material; testing it and so on. Traditional discovery methods are not fast enough to keep pace with today's growth expectations and the trend to shorter product life cycles.

        We believe that we can transform chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive companies by discovering break-through new materials faster and more cost-effectively than by using traditional methods. We can also transform how our customers perform research, by providing Discovery Tools, software, and patented methods that they can apply to increase the research productivity of their own labs.

Symyx Solution

        Our technologies include the rapid creation of large directed libraries of materials that are then synthesized and tested using our fully integrated high-throughput primary and secondary screens. During primary screening, unconventional methods are used to carry out experiments in large phase space — chemicals, temperatures, pressures, etc. — so that researchers can identify the smaller areas to focus on. During secondary screening, more experiments are carried out to make a more detailed evaluation of the focused areas. In conventional terms, creating and testing a single material is considered one experiment. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time, our scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional trial and error methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our labs, that same team could perform up to 50,000 experiments per year. As a result, our scientists would generate significantly more data, increase the possibility of successful discoveries within that timeframe, and reduce the associated costs per experiment dramatically.

        To achieve these efficiencies, we require extensive capabilities in materials synthesis, screening, and data analysis. A particular challenge is the ability to screen materials for a wide range of properties. For example, to discover a new catalyst, we need to screen how well it performs a specific chemical reaction, and to discover a new polymer, we need to screen for physical and mechanical properties such as molecular weight and toughness.

        As the pioneer in high-throughput materials science, we found no existing technology capable of meeting our synthesis, screening, and data analysis requirements. To address this challenge, we assembled a multi-disciplined team of people with expertise in the fields of inorganic, physical, polymer, and organic chemistries, physics, engineering, and software programming. This team has successfully designed, built, and validated a powerful array of highly specialized proprietary instruments and software. Our scientists can synthesize a wide range of materials and screen for properties including catalytic, chemical, physical, mechanical, electronic, and optical properties. In addition, we continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems.

Symyx Offerings

        We are committed to retaining our position as a leading company using and supplying high-throughput technologies for the discovery of new materials with commercially valuable properties. We have developed several complementary offerings in support of that objective, including Industry Collaborations, Discovery Tools, Software Licensing, and Intellectual Property Licensing.

    Industry Collaborations

        Our Industry Collaborations program contributes greatly toward the development of our intellectual property, including patents covering methodology, composition of matter, instrumentation, and software. In our Industry Collaborations, we perform research for customers typically in exclusive fields, for which we receive research funding and rights to downstream royalties or other payments on materials we may discover.

        We provide the platform technologies and effort, and our partners acquire rights to develop and commercialize resulting materials within their defined field of license. Typically, we enter into collaborative arrangements to discover materials that require considerable investment in product development and manufacturing, as well as extensive marketing efforts. Our collaborative partners have already developed the infrastructure to support these requirements, and may therefore be in a strong position to commercialize our discoveries.

        Much of our collaborative research is focused on the chemicals industry, where we apply proprietary high-throughput technologies aimed at making break-through discoveries leading to improved commercial processes and materials. Our technology innovations can help chemical companies address the rising costs and manufacturing challenges presented by low-cost competing producers overseas. We are working with BP, Celanese, Dow, ExxonMobil, and other leading companies to discover catalysts for the manufacture of polyolefins and a variety of other commodity chemicals. The range of new technologies developed in these research collaborations — including instruments, software, methods, and materials — results in a growing portfolio of intellectual property that creates downstream value for Symyx.

        We receive funding from our collaborative partners typically through quarterly research payments. These payments are made over the term of the research contract, which is generally one to five years. If a new material is discovered and commercialized, we typically receive rights to royalties or other payments.

        Under the typical collaborative arrangement, we own or control all inventions pertaining to high-throughput methodology conceived and reduced to practice in connection with activities under the agreements and all know-how and intellectual property rights related thereto. Our collaborative partners typically receive exclusive rights in the defined field of their collaborative agreement. The agreements are typically cancelable only in the event of breach by either party or for other defined, limited reasons.

        We do not track or allocate actual costs by collaboration or project, as the requirement from our collaborative partners is to staff the various projects on a full-time-equivalent ("FTE") employee basis.

Accordingly, we track the assignment of these FTE's to each project over time. Based on the analysis of these FTE's, for the twelve months ended December 31, 2004, approximately 81% of the Company's research effort, determined based on employee hours charged to a project, was on research for collaborative projects funded by our partners. The remaining 19% of research effort was on our internally funded research and development. The focus of our internally funded programs in 2004 was largely on development of our proprietary sensor technology, on industrial polymer applications, and the next generation of Discovery Tools. In 2003 and 2002 approximately 65% and 63%, respectively, of our research effort was for collaborative projects funded by our partners with approximately 35% and 37%, respectively, being our internally funded research.

        In order to expand our technologies and grow our product pipeline, we intend to continue to enter into new collaborative arrangements, including alliances. As a result of these new arrangements, and the conclusion of existing collaborations, our portfolio of collaborations will change over time. We expect that new collaborations will come from existing partners extending current programs and undertaking new research initiatives as well as from new partners.

    Discovery Tools

        Through our Discovery Tools operation, we leverage the power of our inventions by selling automated instruments to pharmaceutical companies to speed and improve preclinical testing of drug candidates, and to chemical and petrochemical companies for catalyst and other research. Our Discovery Tools may include high-throughput reactors, screening systems, robots and analytical equipment, all integrated with our Renaissance software, a suite of software designed to facilitate the process of designing, executing, and evaluating chemical and material research and development.

        Companies that purchase Discovery Tools systems from us are able to implement high-throughput technologies at a great time and cost savings compared to taking a license to operate from us and then developing and building a system internally. These complete Discovery Tools systems, aimed at accelerating research as well as product optimization and process development, enable scientists to increase their research productivity up to 100-fold.

        We primarily sell our Discovery Tools systems and workflows to pharmaceutical and chemical companies. Pharmaceutical companies use our instrumentation and workflows to automate and improve pre-clinical research, including drug polymorph, solubility studies and process optimization. The systems we sell to pharmaceutical companies include pre-formulation workflows, solubility workflows, high pressure, or HiP reactors, and Parallel Pressure Reactors, or PPR®. Chemical companies use our Discovery Tools systems and workflows to automate and integrate their material discovery and research and development processes. The systems we sell to chemical companies include our PPR system, fixed bed reactors, and high-temperature rapid GPC system, as well as a variety of workflows designed to test polymer physical properties.

    Software Licensing

        We license our Renaissance and IntelliChem software to enhance experiment design, laboratory automation, data capture, data analysis and visualization, and data communication in high-throughput and traditional research environments. The Renaissance software suite is a highly integrated suite of software designed to facilitate the process of designing, executing, and evaluating chemical and material research and development. Renaissance consists of several different software applications, each focused on users and specific to the actual day-to-day tasks of laboratory research, all sharing a common environment for data storage — the Renaissance Application Server (RAS). IntelliChem software has been integrated into our software offering as a result of our acquisition of IntelliChem in November 2004. It provides a powerful and flexible set of intelligent electronic lab notebooks for recording, utilizing, and managing the knowledge generated in laboratories. It allows pharmaceutical and chemical companies to replace paper lab notebooks with intelligent electronic lab notebooks and provides decision-support tools to help scientists and engineers make better decisions.

        Customers for our software include chemical, petrochemical, and pharmaceutical customers, as well as other industrial customers seeking to improve and integrate their research data management. Chemical, petrochemical and other industrial companies may use our software broadly across their research groups. Our Renaissance software is useful to pharmaceutical companies to support their pre-clinical research activities. IntelliChem electronic laboratory notebook software is used by several pharmaceutical customers, mostly for pre-clinical research although it also has utility in pharmaceutical discovery research and chemicals research.

    Intellectual Property Licensing

    Discovered Materials

        We discover and patent a range of materials in our Industry Collaborations and internal research programs. These discovered materials provide the foundation for our potential future royalties.

        Our portfolio of discovered materials provides us with an array of licensing opportunities, and offers a significant path to commercialization of new materials. Our discoveries demonstrate the ability of our high-throughput research technologies to address a range of materials for use in a variety of chemical and other industrial applications. As a result, we have created a growing pipeline of materials that have emerged from our discovery platform. At the time of this filing, our discoveries include 3 commercialized materials, 12 development candidates and 12 emerging development candidates.

    Sensors

        We have developed a solid-state mechanical resonator ("sensor") technology for use in our own labs to test polymer viscosity, density, and other properties. We have determined that these sensors have many potential applications outside of the lab, and we began an active program to license these sensors to industrial companies. The first announced sensor license was to Hella KG, a leading supplier to the automotive industry. Hella KG is now beginning to commercialize this novel sensor technology for in-situ real-time monitoring of motor oil quality in automobiles. Our sensors and technologies are also licensed and in development at other companies, including an oil exploration company and Univation, for use in monitoring Unipol reactors. We expect to receive royalties from the sale of these sensors, or, in some cases, we could become a supplier of the sensors themselves.

    Patents

        Launched in mid-2002, our patent licensing program leverages our established capabilities in the field of high-throughput materials discovery, including our broad-based research capabilities, validated instruments and software, and extensive know-how. Created to give companies selective access to our broad methodology patents, this program offers a constructive way to uphold the value of our intellectual property portfolio while expanding the ways in which we can work with potential customers.

        We developed our patent licensing program to accommodate companies that want to implement high-throughput materials research on a smaller scale — generally increasing their research productivity by approximately 10-fold. Because our patent licenses typically are for a limited number of experiments or for a limited number of scientists' use, this licensing approach complements our other business offerings by targeting research programs that are generally too small to warrant investment in Industry Collaborations or Discovery Tools. In this manner, companies can benefit from our inventions by licensing our patents and patent applications for a fee.

Technology

        Our scientists begin the discovery process by working with our collaborative partners or our own business development staff to define a research objective in terms of the specific properties a new material should have to meet the needs of a given application. We then apply the components of our combinatorial process — synthesis, screening and informatics — to seek to discover materials that match these criteria.

    Synthesis

        The materials research process begins with chemists' theories about what elements from the periodic table of elements might be combined to create new materials with desired properties. However, while chemists working in traditional labs have to choose the few experiments they will perform on a given day, our chemists have the ability to perform hundreds or thousands of experiments during the same time frame. Our chemists are therefore able to pursue their theories both broadly, across a wide range of elements, and comprehensively, creating materials with the same components, in different ratios.

        A Symyx chemist initiates the synthesis process by using our Renaissance software suite's Library Studio® software application, a computer software package created by our programmers to design the group, or "library," of materials to be synthesized. These instructions, or "recipes," are then relayed to synthesis instruments automated with our Renaissance software suite's Impressionist® or Epoch® software applications, each being computer software packages that direct automated equipment functions. These instruments create the library on a single substrate such as a three-inch diameter silicon wafer or a 96-well plate. The quantity of each compound synthesized is very small, generally ranging from micrograms to hundreds of milligrams. This contrasts dramatically with traditional synthesis, where grams to kilogram quantities of a material are usually necessary. Libraries synthesized on silicon wafers may range from a few hundred different candidate materials to several thousand, depending on the type of material and the type of analysis to be done.

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

    Screening

        Once created, the library of materials is analyzed for desired properties. As with synthesis, our technical staff has designed and built a broad array of instruments and software to evaluate different properties under a wide variety of process conditions. These properties include catalytic, physical, mechanical, thermal, chemical, electronic, and optical properties. In general, a Symyx chemist can design, synthesize, and screen a library in a single day.

        To reach the point of commercialization, a candidate material must progress through an increasingly stringent set of requirements, progressing from a hit to a lead to a development candidate. First, we screen materials to identify those materials that have a limited set of properties defined for the target discovery, called "hits." Hits are subjected to additional testing and optimization, to find a larger number of desired properties. Hits may also identify areas that merit further exploration, and new libraries are created using this information. Candidate materials that continue to meet or exceed the defined criteria are then classified as "leads." Leads are then transferred to a partner or processed internally for additional testing and scale up. Leads are tested on a larger scale, as bulk samples of, e.g. 1 to 100 grams, to confirm that the materials still perform at this "bench scale" level. Once a lead has passed this bench scale testing by either a collaborative partner or us, it may become a development candidate. Finally, if all is successful, the decision may be made to commercialize the material. Once a material has been identified as a development candidate, the time to the first sale or commercial usage may be as short as one to two years. For industrial catalysts to produce high volume commodity chemicals, on the other hand, it may require five to seven or more years to reach the market because of the extensive process development, customer evaluation, and capital investment involved.

    Informatics

        A critical factor in our discovery process is the ability to retain and access the huge amounts of data generated by our synthesis and screening activities. Given the broad acceptance of high-throughput combinatorial discovery in pharmaceuticals, a number of software applications exist to support organic chemistry. However, those software applications were not sufficient to address the storage and retrieval needs of our diverse array of inorganic, organometallic, and polymer chemistries. To that end, we have devoted considerable resources to build a proprietary database capable of addressing these needs. Our chemists can query this database to identify materials screened in the past that possess the property or properties specified. We believe that this database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of all of our research.

Intellectual Property and Other Proprietary Rights

        Our success depends upon our proprietary technology. The risks associated with patents and intellectual property are more fully discussed in the "Risk Factors" section contained in Item 1 of this Annual Report on Form 10-K. There are five general areas that may be patented using our high-throughput approach:

  •
  library synthesis methods;

  •
  the libraries themselves;

  •
  screening or characterization methods;

  •
  equipment and software; and

  •
  new materials and their uses.

        During 2004, we were issued 75 patents worldwide. Our patent portfolio as of year end 2004 consisted of 235 issued patents, including 198 U.S. patents, 18 European patents, and 19 patents in other countries, and more than 390 patent applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 10 of the issued United States patents and 6 of the issued patents in other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon our formation. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights.

Markets

        Symyx provides chemical and petrochemical, pharmaceutical development, electronics, consumer goods, and automotive customers with materials and chemical solutions to increase their research and development productivity by achieving better results with shorter timelines and lower costs. We realize value through collaborative research, the sale of Discovery Tools, and the license of intellectual property, software, and materials. Our market opportunities fall into two primary areas: our customers' research and development expenditures and the market for sales of materials.

    Research and Development ("R&D") Expenditures Market

        Our customers in the various industries we serve have an aggregate R&D expenditure in excess of $10 billion annually and need to achieve an increased return on their R&D investments. These investments include personnel costs in basic research and discovery, purchases of instruments, workflows and tools, and deployment of supporting informatics and software environments.

    Material Markets

        The materials we discover cover a broad range of applications, including catalysts for the manufacture of plastics and commodity chemicals, polymers for industrial, consumer goods and life science applications, and diverse electronic materials. Each of these materials typically may generate annual worldwide sales for our customers in the range of $100 million to $500 million.

Competition

        We are aware of some chemical companies with internal high-throughput materials discovery programs. In addition, two European based companies, Avantium Technologies and HTE, may also use high-throughput approaches to materials discovery. Furthermore, certain instrument manufacturers, including Chemspeed, Zinsser, and others, offer instruments that may compete with our Discovery Tools business. Because high-throughput materials experimentation is an emerging field, competition for our Industry Collaborations and Discovery Tools businesses could increase. In addition, other companies may be addressing the same materials targets as we do and would represent competition for our discovered materials.

Backlog of Committed Revenue

        As of December 31, 2004, our customers have contractually committed approximately $83 million for the purchase of Discovery Tools systems, licenses to our intellectual property, and funding for research and development under collaborative agreements in 2005. We also have an additional $226 million in revenue backlog expected to be realized in fiscal 2006 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Employees

        As of December 31, 2004, we had a total of 275 employees, including 189 scientific and technical employees and 86 people in business development, legal, and general and administrative services. Our headcount increased significantly during 2004 because of the acquisition of IntelliChem in November 2004 and hiring of scientific and technical employees to fulfill the needs under our Exxon alliance entered into in 2003 and our Dow alliance entered into in 2004. The headcount has not changed significantly after the end of fiscal 2004 to date but is expected to continue to grow in 2005. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel.

Executive Officers of the Registrant

        Set forth below is information regarding our executive officers as of February 24, 2005:

Name of Executive Officer	Age	Position with the Company
Steven D. Goldby(1)	64	Chairman of the Board and Chief Executive Officer
Isy Goldwasser(2)	35	President
Jeryl L. Hilleman(3)	47	Executive Vice President and Chief Financial Officer
Paul Nowak(4)	50	Executive Vice President and Chief Operating Officer
W. Henry Weinberg(5)	60	Executive Vice President and Chief Technical Officer

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

(2)
Mr. Goldwasser has been with Symyx since its founding and was appointed President and Chief Operating Officer in 1998. He is responsible for Symyx's business development efforts. Mr. Goldwasser received a B.S. degree in chemical engineering from the Massachusetts Institute of Technology and an M.S. degree in chemical engineering from Stanford University.

(3)
Prior to joining Symyx in 1997, Ms. Hilleman served as Vice President Finance and Chief Financial Officer with two public biotechnology companies, Geron Corporation and Cytel Corporation. Ms. Hilleman received her A.B. degree from Brown University and an M.B.A. from the Wharton Graduate School of Business. She was selected as a 1999 Crown Fellow by the Aspen Institute.

(4)
Mr. Nowak joined Symyx in June 2004. Prior to Symyx, Mr. Nowak has held a variety of positions with VWR International, including most recently as President and Chief Operating Officer of VWR International, and Chief Executive Officer and President-North America of VWR Scientific Products Corporation. Mr. Nowak received a B.S. degree in biology from the State University of New York.

(5)
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

Environmental Matters

        Our U.S. operations are subject to federal, state, and local environmental laws and regulations. We have a number of proactive programs underway to minimize our impact on the environment, and we believe that we are in substantial compliance with environmental laws and regulations.

Risk Factors

        Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. These are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

        Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil accounted for 54% of our total revenue for the year ended December 31, 2004. Our largest three customers accounted for 64% of our total revenue in 2004. We expect that ExxonMobil, Dow, and a select list of other companies will in aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or Dow strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and an adverse impact on our financial results and this may cause the market price of our common stock to fall.

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

        Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, pharmaceutical and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. A failure to achieve the necessary customer acceptance and extend current collaborations and add new ones, secure new Discovery Tools customers, and add additional licensees of our software and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

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

        In order for us to commercialize development candidates ourselves, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market, and sell products. We do not have this capability, and we may not be able to develop or otherwise obtain the requisite manufacturing, marketing, and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, our revenues and operating results would decline.

We are dependent on the research and development activities of companies in the chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive industries, and declines or reductions in research and development activities in these industries could harm our business

        The market for our discovery services and instrumentation within the chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive industries depends on our customers' ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, pharmaceutical, electronics, consumer goods, and automotive companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

        In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Discovery Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

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

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team

        We have recently engaged in an acquisition, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders' percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate any acquired business into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management's attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations

        We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We have a limited number of contracts for the sale of Discovery Tools systems and for the licensing of intellectual property, software, technologies, and materials to date, and we cannot assure you that we will be able to build a sustainable business related to either the sale of additional systems or the licensing of intellectual property, software, technologies, and materials

        To date, we have a limited number of contracts for our Discovery Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long.

Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time.

        Sales of Discovery Tools systems and licensing of intellectual property, software, technologies, and materials will be subject to a number of significant risks over which we have little or no control, including:

  •
  customers' budgetary constraints and internal acceptance review procedures;

  •
  customers' willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using high-throughput combinatorial chemistry methods;

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

        If we are unable to continue to build the infrastructure to support Discovery Tools and intellectual property and software licensing, or if the sales or build cycles for Discovery Tools systems lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

The loss of key personnel or the inability to attract and retain additional personnel could have a material adverse effect on our results of operations

        We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including key scientific and managerial personnel. As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult, as the number of people with experience in high-throughput materials science is limited and we may face competition for qualified professionals, especially in the San Francisco Bay Area, where we are headquartered. Further, as we form new alliances with other collaboration partners, we may need personnel with specific skill sets that may be difficult to locate or attract. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business and pursue new discovery initiatives and collaborative arrangements.

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenues and harm our business

        The field of high-throughput materials science is increasingly competitive. We are aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. In addition, there are companies focusing on aspects of high-throughput chemistry for the discovery of materials. In addition, academic and research institutions may seek to develop technologies that would be competitive with our technologies for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants may increase. Our Discovery Tools and software business groups are facing increasing competition from a number of instrument manufacturing and software companies. To the extent these companies develop competing technologies, our own technologies, methodologies, systems and workflows, and software could be rendered obsolete or noncompetitive. We would then experience a decline in our revenues and operating results.

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

        The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to offer research services and develop, manufacture and sell products that compete directly with our research services and products. In that case, our revenues and operating results would decline.

        We rely upon trade secret protection for certain of our confidential information. We have taken measures to protect our confidential information. These measures may not provide adequate protection for our trade secrets or other confidential information. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

        Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize, and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products, or be required to cease commercializing affected products, which would harm our operating results.

We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture our Discovery Tools if shipments from these suppliers are delayed or interrupted

        Key parts of our Discovery Tools systems are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. In the event that supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for Discovery Tools systems or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

        Even if alternative sources of supply are available, it could be time-consuming and expensive for us to qualify new vendors and integrate their components into our Discovery Tools systems. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products.

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

  •
  the size and timing of both software and intellectual property licensing agreements we may enter into;

  •
  changes in estimates and underlying assumptions related to our warranty expense accrual, inventory valuation reserve, and income tax valuation allowance;

  •
  inaccurate assessment of demand for our products and services, including our software;

  •
  fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

  •
  changes in accounting rules and regulations, including those related to revenue recognition and accounting for stock options granted to employees; and

  •
  general and industry specific economic conditions, which may affect our customers' capital investment levels and research and development investment decisions.

        A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed in nature. Accordingly, in the event revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results.

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

  •
  quarterly variations in our or our competitors' results of operations;

  •
  failure to achieve operating results projected by securities analysts;

  •
  failure to achieve operating results within guidance provided by our senior management;

  •
  changes in earnings estimates or recommendations by securities analysts;

  •
  changes in management;

  •
  changes in investors' beliefs as to the appropriate valuation ratios for us and our competitors;

  •
  speculation in the press or analyst community;

  •
  developments in our industry;

  •
  changes in our growth rates; and

  •
  general market conditions, political influences and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

        These factors and fluctuations, as well as general economic, political, and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management's attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Our investments could lose market value and consequently harm our ability to fund continuing operations

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in U.S. currency.

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

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and will also reduce our profitability

        The Financial Accounting Standards Board issued SFAS No. 123(R) which we are required to adopt no later than July 1, 2005. This statement will require us to treat the value of stock options granted to employees as an expense. When we are required to expense stock option grants, it will reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, once we are required to expense stock option grants, our profitability will be reduced. We may need to reevaluate the use of stock options as an employee recruitment and retention tool.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

        Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

If our products contain software defects, it could harm our revenues and expose us to litigation

        The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

        Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers' use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

We are exposed to general global economic and market conditions

        Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the pharmaceutical and chemical industries. In recent quarters, our ability to conclude Discovery Tools sale agreements and research and development collaborative arrangements have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material adverse impacts on our business, operating results, and financial condition.

We are exposed to risks associated with export sales and operations that may limit our ability to generate revenue from our products and intellectual property

        We have recently established operations in certain parts of Europe and Asia. We intend to continue to expand our international presence in order to increase our export sales. Export sales to international customers and operating in foreign countries entail a number of risks, including:

  •
  obtaining and enforcing intellectual property rights under a variety of foreign laws;

  •
  unexpected changes in, or impositions of, legislative or regulatory requirements;

  •
  delays resulting from difficulty in obtaining export licenses for certain technology, and tariffs, quotas, and other trade barriers and restrictions;

  •
  longer payment cycles and greater difficulty in accounts receivable collection;

  •
  potentially adverse taxes;

  •
  currency exchange fluctuations;

  •
  greater difficulties on maintaining and enforcing U.S. accounting and public reporting standards;

  •
  greater difficulties in staffing and managing foreign operations;

  •
  the burdens of complying with a variety of foreign laws; and

  •
  other factors beyond our control.

        We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, terrorism, potential hostilities, changes in diplomatic and trade relationships, and disease outbreaks. Although we have not to date experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure investors that such factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders

        Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 36% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

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

Item 2.    Properties

        Our facilities currently consist of an aggregate of approximately 113,000 square feet of office, research, and laboratory space in several locations in California, New Jersey, Oregon, and other states and countries. We own the 39,000 square foot building at 3100 Central Expressway, Santa Clara, California and lease the remaining office spaces under lease agreements that expire from April 2006 to September 2010.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq National Market System under the symbol of "SMMX." The following table sets forth, for the period indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

	Low	High
2003
First Quarter	$11.57	$15.53
Second Quarter	$14.38	$18.01
Third Quarter	$16.00	$25.63
Fourth Quarter	$17.50	$23.50
2004
First Quarter	$20.61	$29.95
Second Quarter	$22.40	$30.22
Third Quarter	$16.51	$24.26
Fourth Quarter	$22.05	$32.20

        As of February 24, 2005, there were approximately 150 holders of record of our common stock.

        No dividends have been paid on our common stock since our inception and we currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

        We have not repurchased any of our common stock during the year ended December 31, 2004.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004 with respect to our shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	A Number of Securities to Be Issued Upon Exercise of Outstanding Options		B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	7,004,759	(3)	$24.73	1,872,430	(4)
Equity Compensation Plans Not Approved by Stockholders(2)	429,726		$29.06	614,400

Total	7,434,485		$24.98	2,486,830

(1)
Consists of the 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

(2)
Consists of IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the acquisition of IntelliChem on November 30, 2004 and the 2001 Non-statutory Stock Option Plan. A description of these plans is available in Note 4 to the Notes to Consolidated Financial Statements.

(3)
Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,390,883 shares as of December 31, 2004. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last U.S. business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date. Eligible employees may defer up to 10% of their salary, but not to exceed $25,000, in any calendar year, to purchase shares under this Plan.

(4)
Consists of shares available for future issuance under our 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2004, an aggregate of 1,390,883 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 481,547 shares of common stock were available for issuance under the 1996 Stock Option Plan and 1997 Stock Option Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our Board of Directors. The 1997 Stock Option Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by our Board of Directors.

Item 6.    Selected Financial Data

        The following selected historical information has been derived from our audited financial statements. The financial information as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Item 8, "Financial Statements and Supplementary Data."

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Service revenue	$34,999	$42,629	$35,397	$37,018	$41,078
Service revenue — related party	—	—	—	1,671	1,173
Product sales	5,919	14,216	25,877	14,458	27,060
License fees and royalties	2,400	3,175	3,547	9,816	13,724
License fees and royalties — related party	—	—	—	—	150

Total revenue	43,318	60,020	64,821	62,963	83,185
Operating expenses:
Cost of products sold	2,775	6,591	6,239	2,937	7,857
Research and development	35,898	38,718	39,307	38,387	39,969
Research and development — related party	—	—	—	1,671	1,173
Sales, general and administrative	11,798	12,524	14,592	14,933	18,238
Acquired in-process research and development	—	—	—	—	2,260

Total operating expenses	50,471	57,833	60,138	57,928	69,497

Income (loss) from operations	(7,153)	2,187	4,683	5,035	13,688
Interest and other income	7,155	6,117	3,269	1,996	2,521
Interest and other expense	(924)	(660)	(9)	—	—

Income (loss) before income tax expense	(922)	7,644	7,943	7,031	16,209
Income tax expense	—	1,306	2,657	1,290	3,327

Net income (loss)	$(922)	$6,338	$5,286	$5,741	$12,882

Basic net income (loss) per share	$(0.03)	$0.21	$0.17	$0.18	$0.40

Shares used in computing basic net income (loss) per share	28,873	29,904	30,647	31,199	32,067

Diluted net income (loss) per share	$(0.03)	$0.20	$0.17	$0.18	$0.38

Shares used in computing diluted net income (loss) per share	28,873	31,196	31,638	32,470	33,872

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$111,040	$113,326	$118,020	$138,698	$136,541
Working capital	98,139	101,925	118,363	131,154	142,361
Total assets	146,221	151,070	157,368	177,536	207,002
Long-term obligations, less current portion	3,010	—	—	—	—
Total stockholders' equity	123,651	134,497	145,483	159,438	191,009

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2004, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

        We have been a public company for five years, and have built upon our broad technology platform to establish ourselves as a profitable company with several complementary operating businesses. Since our initial public offering in 1999, our revenue has increased at a compounded average annual rate of 22%, and we have been profitable since the first quarter of 2001.

        Since our inception, we have invested heavily in establishing the technology, instrumentation, and informatics necessary to pursue high-throughput discovery of materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications. We believe we are now well positioned to capitalize on this investment. We believe that the drivers of our near term growth and profitability are already in place, namely:

  •
  the credibility and commitment afforded by our alliances with ExxonMobil and Dow,

  •
  a visible improvement in chemical industry spending levels,

  •
  the near-term growth potential of our royalty income stream, and

  •
  the expansion of our software business.

Current Year Developments

        Our major achievements in 2004 and their impact on our business are highlighted below:

  •
  Alliance — In December 2004, we entered into a five-year strategic alliance agreement with The Dow Chemical Company to enhance research and development activity within Dow through high-throughput experimentation technologies and informatics solutions provided by us. This alliance agreement enables a company-wide commitment by Dow to high-throughput research and R&D informatics solutions. Under the terms of the agreement, we are obligated to perform research in a number of exclusive areas, develop and provide Discovery Tools, and license our Renaissance suite of software as well as certain intellectual property. Dow is obligated to make payments to us over the five-year term of approximately $120 million. We expect that approximately 40% of this revenue will be service revenue, 30% product revenue, and 30% license revenue. In addition, we are also entitled to receive royalties on commercialized discoveries resulting from the collaborative research. This alliance, along with the similar alliance we entered into with ExxonMobil in 2003, demonstrates the ability of our technologies to transform our customers' R&D and has secured over $300 million revenue for us to recognize within the term of the agreements.

  •
  Acquisition — In November 2004, we completed the acquisition of IntelliChem, an Oregon-based leading provider of intelligent electronic lab notebooks (iELN) for customers in the pharmaceutical, biotechnology, and chemical industries. This acquisition not only expanded our software into non-high-throughput markets but also enhanced our software offering so that our informatics framework can support each step of experimentation.

  •
  Material Commercialization — In September 2004, Dow announced the commencement of commercial production of VERSIFY Plastomers and Elastomers, a family of products manufactured using Symyx-discovered catalysts. VERSIFY polymers are designed to improve optics, sealing performance, elasticity, flexibility, and softness for packaging producers, manufacturers of thermoplastic elastomers and olefins, and converters in the consumer products sector. We expect to receive royalties from the sale of these polymers beginning in the first quarter of 2005. In December 2004, Tokyo-based JSR Corporation announced that it had begun commercial sales of new electronic materials containing polymers made under a license from us. We expect to earn royalties from the sale of these products beginning in the first quarter of 2005. As of December 31, 2004, we had a total of three commercialized materials.

  •
  CORE(x)™ — We adopted a modular approach to selling Discovery Tools to facilitate more timely customer purchases. This modular approach allows customers to build up full combinatorial high-throughput experimentation capability over time by acquiring stand-alone portions of the systems. This approach showed its potential in 2004 through the delivery of multiple units of CORE(x) systems to pharmaceutical companies.

        In the year ended December 31, 2004, we generated total revenue of $83.2 million, with operating income of $13.7 million, net income of $12.9 million and diluted earnings per share of $0.38. Our earnings were impacted by purchase accounting adjustments associated with the IntelliChem acquisition and variability in our effective income tax rate. Included in the 2004 operating income and net income were approximately $2.5 million of purchase accounting adjustments and other special charges arising from the acquisition of IntelliChem, including an in-process research and development charge of $2.3 million, the amortization of intangible assets and other merger related expenses. For 2004, we had an effective income tax rate of 21%, compared to 18% in 2003. The 2004 effective rate reflected the recognition in the fourth quarter of 2004 of over $4.3 million in benefits from certain of our deferred tax assets, which previously had been reserved. In 2003, $1.3 million in tax benefits was recognized. Based on our current forecast for 2005, we anticipate an effective income tax rate of approximately 40%.

        During 2004, we generated positive cash flow from operations and ended the year with $136.5 million in cash, cash equivalents and available-for-sale securities after paying a net $26.9 million to acquire IntelliChem.

        Our total headcount increased from 213 employees at the end of 2002 to 235 employees at the end of 2003 and to 275 employees at the end of 2004 primarily as the result of IntelliChem acquisition as well as meeting the mix and level of staffing promised to ExxonMobil in particular. We anticipate that our headcount will continue to increase to meet the mix and level of staffing required by the ExxonMobil and Dow alliances and by the expansion of our business.

        As of December 31, 2004, our retained earnings were approximately $10.2 million. However, we may return to the state of accumulated deficits as we continue to expand staffing, equipment, and facilities, and due to the requirement to expense employee stock options after July 1, 2005. See "Risk Factors."

        We expect to continue to make significant investments in research and development to enhance our technologies, including for the development of new instruments and software. In addition, our strategy is to expand our operations and to continue to build our research and development, business development, and marketing efforts.

Critical Accounting Policies

        Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Note 1 to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved, and determining the useful life of intangible assets. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements.

    Source of Revenue and Revenue Recognition Policy

        We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, or EITF 00-21, Multiple-Deliverable Revenue Arrangements. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

    Service Revenue

        We recognize revenue from research collaboration agreements, software consulting, and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

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

    Product Sales

        We recognize revenue from the sale of Discovery Tools hardware and the license of associated software, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Discovery Tools system as a whole, revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. If software is incidental to the Discovery Tools system, revenue from the sale of the Discovery Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements.

    Software License Fees

        For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria has been met. We consider all arrangements with payment terms longer than twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

        We recognize royalty revenue based on reported sales by third party licensees of products containing our materials, software, and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

        See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies.

    Warranty Expense Accrual

        A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. For the years ended December 31, 2004, 2003, and 2002, we have recorded a favorable adjustment of approximately $1.0 million, $0.3 million, and $0, respectively.

    Research and Development Costs

        We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, no amounts are capitalized. We expense all research and development costs when incurred.

    Inventories

        We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

    Intangible Assets

        We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of the Notes to the Consolidated Financial Statements, the amortization expense of intangibles for 2004 would have been increased by $107,000. We will conduct impairment reviews of intangible assets annually or when circumstances indicate the impairment of intangible assets. We will also review the estimated economic life of intangible assets when circumstances indicate the change of economic life of intangible assets.

    Employee Stock Options

        We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company's common stock on the date options were granted and the exercise price. Had we elected to expense stock options based on their fair value in accordance with SFAS 123, we would have reported a loss of approximately $135,000, $9.4 million, and $16.8 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

Business Combination

        On November 30, 2004, we acquired 100% of the outstanding capital stock of IntelliChem, a provider of intelligent electronic lab notebooks (iELN) for customers in the pharmaceutical, biotechnology, and chemical industries. The results of IntelliChem's operations have been included in the consolidated financial statements since that date.

        IntelliChem offers iELN software as well as consulting, education, and support services. In considering the merger, we determined that the merger would provide us with a product for integrating and unifying chemical research and development data, enabling improvements in the efficiency of research in the pharmaceutical and chemical industries. The integration of IntelliChem's iELN solutions and our suite of Renaissance software provides the basis for a unified set of tools for high-throughput and conventional research. The resulting integrated suite of applications will allow companies to replace paper laboratory notebooks with an electronic, searchable system. It will also provide scientists with a robust, broad, and easy-to-use set of time-saving and enabling tools for planning and executing experiments, and provide the entire enterprise with real-time collaborative decision-support and analysis capabilities to help scientists, engineers and project managers make better decisions. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

        The total purchase price for this acquisition was $30.6 million, consisting of approximately $29.3 million in cash, $1.0 million in fair value of assumed stock options to purchase 44,126 shares of our common stock, and $0.3 million in transaction costs, consisting of legal and other professional service fees. The intrinsic value of these options, totaling approximately $0.7 million, has been recorded as deferred stock compensation.

        The purchase price allocation is as follows (in thousands):

Amount
Fair value of net assets purchased	$4,476
In-process research and development	2,260
Trade name	860
Developed technology	8,370
Customer relationships	4,700
Unearned stock compensation	651
Deferred tax liabilities	(4,151)
Release of valuation allowance against acquirer's deferred income tax assets upon recognition of deferred income tax liabilities on acquired identifiable intangible assets in connection with acquisition of IntelliChem	4,151
Goodwill	9,283

Total	$30,600

        The allocation of the consideration for the acquisition of IntelliChem to its individual assets and liabilities was based on management's analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to in-process research and development ("IPR&D") projects, and IntelliChem's tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, a trade name, and developed technology.

        The IPR&D project that IntelliChem has been working on was the development of next generation of IntelliChem software. That software has not yet been proven to be technologically feasible but has been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

        The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 28% was used which is higher than IntelliChem's computed weighted average cost of capital of 20% due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results.

        In performing this purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of IntelliChem's products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 24% to 28%. These discount rates were determined after consideration of our rate of return and the weighted average return on assets. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At December 31, 2004, identifiable intangible assets purchased in the IntelliChem acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 5.2 years — no significant residual value is estimated for these assets:

	Amount	Useful Life
Trade name	$860	4.5 years
Developed technology	8,370	4.5 years
Customer relationships	4,700	6.5 years

Balance at December 31, 2004, at cost	$13,930

Results of Operations

    Comparison of Years Ended December 31, 2004 and 2003

    Revenue

        Our total revenue in 2004 was $83.2 million, an increase of 32% from $63.0 million in 2003. This increase was attributable to expansion in all aspects of our business, especially the sale of our Discovery Tools systems. Our service revenue increased 9% from $38.7 million in 2003 to $42.3 million in 2004 (including $1.2 million and $1.7 million from a related party in 2004 and 2003, respectively). Our product sales increased 87% from $14.5 million in 2003 to $27.1 million in 2004. Our revenue from license fees and royalties increased 41% from $9.8 million in 2003 to $13.9 million in 2004 (including $150,000 from a related party in 2004) due to the expansion of our customer base in licensing of materials, software and technology, in particular ExxonMobil.

        In the year ended December 31, 2004, we sold 13 Discovery Tools systems compared with 6 in 2003. The number of systems sold included both complex workflows as well as our CORE(x) modules.

        ExxonMobil, Merck, and an undisclosed partner accounted for 54%, 4%, and 3%, respectively, of revenue for the year ended December 31, 2004. ExxonMobil, Merck, and an undisclosed partner accounted for 35%, 13%, and 11%, respectively, of total revenue for the same period in 2003.

        We segregate revenue by the following segments (in thousands):

	Years Ended December 31,
	2004	2003
Industry Collaborations	$40,958	$36,125
Industry Collaborations — Related Party	1,173	1,671
Discovery Tools	28,576	18,861
Intellectual Property Licensing	4,191	3,887
Sensors	1,472	1,191
Software	6,665	1,228
Software — Related Party	150	—

Total	$83,185	$62,963

        The reconciliation of segment revenue above to the revenue disclosed in the Consolidated Income Statements is provided in Note 6 "Segment Disclosure" of Notes to the Consolidated Financial Statements.

    Industry Collaborations Revenue

        The Industry Collaborations group generates revenue primarily from the research services it provides to our collaboration partners.

        Industry Collaborations revenue increased 13% from $36.1 million in 2003 to $41.0 million in 2004. The increase in industry collaboration revenue in 2004 was primarily attributable to the funding received under the alliance agreement we entered into with ExxonMobil effective April 2003. The increase in Industry Collaboration revenue from ExxonMobil was partially offset by a decrease in the level of funding received from an undisclosed partner.

        We expect to receive over $200 million in revenue from ExxonMobil and over $120 million in revenue from Dow during the 5-year term of each of the alliances, through our research collaborations, Discovery Tools, and license of software and intellectual property. As of December 31, 2004, we have recognized approximately $59.6 million from ExxonMobil alliance, including approximately $37.3 million in Industry Collaborations revenue. We believe these two alliances will greatly contribute to our expected growth in Industry Collaborations revenue in 2005 through 2009.

    Industry Collaborations Revenue — Related Party

        Under an 18-month Collaborative Research and License Agreement entered in May 2003, Ilypsa, Inc., a related party (See Note 8 "Related Party Transactions" of Notes to the Consolidated Financial Statements.), paid us research funding in consideration for direct costs incurred by us specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments were due to us at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Agreement during the years ended December 31, 2004 and 2003 amounted to $1.2 million and $1.7 million, respectively, and has been classified as related party revenue.

    Discovery Tools Revenue

        The Discovery Tools group generates revenue primarily from the sale of Discovery Tools and associated software and intellectual property.

        Discovery Tools revenue increased 52% from $18.9 million in 2003 to $28.6 million in 2004. For the year ended December 31, 2004, Discovery Tools revenue included $25.7 million of product sales, $2.8 million of service revenue, and $31,000 of license revenue. For the year ended December 31, 2003, Discovery Tools revenue included $14.5 million of product sales and $4.4 million of service revenue. The increase in Discovery Tools revenue in 2004 was primarily due to increased shipments of Discovery Tools systems in 2004. During year 2004, we shipped 13 Discovery Tools systems, including our CORE(x) modules, to chemical, pharmaceutical, academic institution, and several other customers. We adopted our modular strategy to facilitate more timely customer purchases whereas purchase decision on a complete Discovery Tools system usually takes a long time to make. This modular approach allows our customers to build up full combinatorial high-throughput experimentation capability over time by acquiring stand-alone portions of the Discovery Tools systems. In 2004 we successfully sold several less expensive modules of our Discovery Tools systems to pharmaceutical companies.

        Under the ExxonMobil and Dow alliances, we are contracted to deliver multiple Discovery Tools systems in the next few years. We also negotiate with other chemical and pharmaceutical companies for the sale of Discovery Tools systems. We believe our expanding customer base will contribute to our expected growth of Discovery Tools revenue.

    Intellectual Property Licensing Revenue

        The Intellectual Property Licensing group generates revenue primarily from the licensing fees received from licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

        Intellectual Property Licensing revenue increased 8% from $3.9 million in 2003 to $4.2 million in 2004. The increase in licensing revenue in 2004 was primarily due to payments received from ExxonMobil and UOP. We believe that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in future years.

        In September 2004, Dow announced the commencement of commercial production of the VERSIFY Plastomers and Elastomers, a family of products manufactured using Symyx-discovered catalysts. VERSIFY polymers are designed to improve optics, sealing performance, elasticity, flexibility, and softness for packaging producers, manufacturers of thermoplastic elastomers and olefins, and converters in the consumer products sector. We expect to receive royalties from the sale of these polymers beginning in the first quarter of 2005. In December 2004, JSR Corporation announced the commencement of commercial sales of new electronic materials containing polymers made under a license from us. We expect to earn royalties from the sale of these products beginning in the first quarter of 2005. We believe that these two commercialized materials, along with the one commercialized by Agfa in 2003, will contribute to our growth in Intellectual Property Licensing revenue in the future.

    Software Revenue

        The Software group generates revenue primarily from the licensing of Renaissance and electronic laboratory notebook (iELN) software and provision of associated support, maintenance and consulting services.

        Software revenue increased 455% from $1.2 million in 2003 to $6.8 million in 2004. The increase in Software revenue in 2004 was primarily due to the increased revenue from ExxonMobil and Pfizer for software licenses, and associated maintenance and support. During 2004, we also initiated a couple of pilot programs for stand-alone software licensing with chemical and pharmaceutical companies.

    Sensors Revenue

        The Sensors group offers development services and licenses for specific applications to our sensor technology. Our sensors revenue in both 2004 and 2003 consisted primarily of payments received from Hella KG.

    Cost of Products Sold

        Cost of products sold was $7.9 million, or 29% of product sales revenue for the year ended December 31, 2004, compared to $2.9 million, or 20% of product sales revenue for the year ended December 31, 2003. The increase in the cost of products sold was due to the increase of product sold. The increase in cost of products sold as a percentage of product revenue in 2004 was due to a change in the product mix shipped in the respective years, the development costs related to prototypes delivered being expensed as discussed below, and a favorable adjustment of warranty reserve of approximately $1.0 million.

        The cost of products sold will be driven by the variability of product mix and sales volume in each period. The cost of products sold as a percentage of product sales is expected to fluctuate from period to period because the majority of our Discovery Tools systems are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as a prototype, the development costs incurred prior to the commercial build are expensed as development costs, which results in a lower cost of products sold and higher margin in the quarter in which such a system is delivered to the customer.

        The cost of products sold will also be affected by the adjustment of warranty reserve for the pre-existing sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made.

    Research and Development Expenses

        Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, and depreciation of facilities and laboratory equipment.

        The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2004, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
BP	12/31/2005	Catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

        We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate based on Full Time Equivalent ("FTE") effort. Approximately 81% of research and development effort in 2004 was undertaken for collaborative projects funded by our partners, and approximately 19% of research effort was on internally funded research including development costs related to our Discovery Tools business. This compares with approximately 65% of research and development effort undertaken for collaborative projects funded by our partners, and approximately 35% of research effort on internally funded research including development costs related to our Discovery Tools business during 2003. Because of the technical headcount committed to the ExxonMobil alliance, we significantly reduced the FTE effort for internally funded research projects. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

        Research and development expenses in 2004 were $41.1 million, including $1.2 million of direct costs of research services provided to a related party, compared with $40.1 million in 2003, including $1.7 million to a related party, an increase of $1.1 million or 3%. The increase in 2004 was due primarily to increases in salary related expenses due to the hiring of additional scientific and technical staff to work on research and development projects for ExxonMobil and increased headcount to develop our software platform, partially offset by the decrease in direct costs of research services provided to a related party.

        Research and development expenses represented 49% of total revenue in 2004 and 64% of total revenue in 2003. Research and development expenses as a percentage of total revenue decreased because the increase in research and development expenses lagged the significant increase in total revenue. Our core businesses are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

    Sales, General and Administrative Expenses

        Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance, and human resources, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses in 2004 were $18.2 million, compared with $14.9 million in 2003, an increase of $3.3 million or 22%. The increase in 2004 was primarily due to an increase of personnel costs of approximately $2.9 million, mainly as a result of adding a number of business development staff to manage and support our growth, and an increase in auditing and tax related service fees of approximately $0.6 million, largely as a result of the requirements of the Sarbanes-Oxley Act, offset partially by the decrease in legal fees for intellectual property litigation.

        Sales, general and administrative expenses represented 22% of total revenue in 2004 and 24% of total revenue in 2003. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

  •
  have expanded our business development and sales staff with the acquisition of IntelliChem and may continue to expand our personnel as a result of future acquisitions;

  •
  continue to add to and improve our existing laboratory and engineering facilities; and

  •
  incur escalating costs related to being a public company, such as increasing professional fees.

    Acquired In-Process Research and Development

        In November 2004, we acquired IntelliChem in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $2.3 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the IntelliChem acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in 2004. See more discussion on acquired in-process research and development under "Business Combination."

    Interest and Other Income (Expense), Net

        Interest and other income (expense), net, for the year ended December 31, 2004 consisted of interest income of approximately $2.4 million and a $155,000 gain from the sale of fixed assets to a related party. Interest and other income (expense), net, for the year ended December 31, 2003 consisted primarily of interest income of approximately $2.0 million. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income increased in 2004 due to the impact of higher average interest rates and a higher average investment balance in 2004. We anticipate that our interest income in 2005 will be slightly greater than in 2004 due to the impact of recent interest rate increases and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

    Provision for Income Taxes

        We recorded an income tax expense of $3.3 million in 2004 and $1.3 million in 2003. Our effective income tax rate was 20.5% for fiscal year 2004 and 18.3% for fiscal year 2003. The effective income tax rate was lower than our statutory rate in both 2004 and 2003 due to the recognition of approximately $4.3 million and $1.3 million, respectively, of income tax benefits from certain of our deferred tax assets in 2004 and 2003, which had previously been reserved. By weighing all available evidence, we believe that it was more likely than not that we would be able to realize the benefit of all remaining significant deferred tax assets at December 31, 2004.

        As of December 31, 2004, we had net deferred tax assets of approximately $4.9 million. Our net deferred tax assets primarily relate to federal and state research and development credits and the temporary difference between book and tax depreciation expenses, partially offset by deferred tax liabilities recognized for intangible assets in the IntelliChem acquisition. As of December 31, 2004, we had federal and Oregon net operating loss carryforwards of approximately $2.3 million and $4.8 million, respectively. The net operating losses arose from the acquisition of IntelliChem and may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2020, if not utilized.

        As of December 31, 2004, we had federal and state research and development tax credits of approximately $1.3 million and $1.8 million, respectively. The federal research and development tax credit will begin to expire in 2011, while the state research and development credits have no expiration date.

    Comparison of Years Ended December 31, 2003 and 2002

    Revenue

        Our total revenue in 2003 was $63.0 million, a decrease of 3% from $64.8 million in 2002. This decrease was primarily due to the decrease in our product revenue caused by lower sales of Discovery Tools systems. Our service revenue increased 9% from $35.4 million in 2002 to $38.7 million in 2003 (including $1.7 million from a related party in 2003). Our revenue from license fees and royalties increased 177% from $3.5 million in 2002 to $9.8 million in 2003 due to the expansion of our customer base in licensing of materials, software, and technology, in particular ExxonMobil.

        Dow, Eli Lilly, ExxonMobil, Merck, and an undisclosed partner accounted for 7%, 0%, 35%, 13%, and 11%, respectively, of total revenue for the year ended December 31, 2003. Dow, Eli Lilly, ExxonMobil, Merck, and an undisclosed partner accounted for 13%, 16%, 19%, 9%, and 10%, respectively, of revenue for the same period in 2002.

        We segregate revenue by the following segments (in thousands):

	Years Ended December 31,
	2003	2002
Industry Collaborations	$36,125	$28,889
Industry Collaborations — Related Party	1,671	—
Discovery Tools	18,861	31,856
Intellectual Property Licensing	3,887	3,311
Sensors	1,191	—
Software	1,228	765
Software — Related Party	—	—

Total	$62,963	$64,821

        The reconciliation of segment revenue above to the revenue disclosed in the Consolidated Income Statements is provided in Note 6 "Segment Disclosure" of Notes to the Consolidated Financial Statements.

    Industry Collaborations Revenue

        Industry Collaborations revenue increased from $28.9 million in 2002 to $36.1 million in 2003. The increase in Industry Collaborations revenue in 2003 was primarily attributable to the funding received under the new alliance agreement we entered into with ExxonMobil effective April 2003. The increase in Industry Collaborations revenue from ExxonMobil was partially offset by a decrease in the level of funding received from Celanese.

    Industry Collaborations Revenue — Related Party

        Revenue resulting from work performed under the Ilypsa Research Agreement during the year ended December 31, 2003 amounted to $1.7 million, and has been classified as related party revenue.

    Discovery Tools Revenue

        Discovery Tools revenue decreased from $31.9 million in 2002 to $18.9 million in 2003. The decrease in Discovery Tools revenue in 2003 was primarily due to a lower sales volume of our larger Discovery Tools Systems. We delivered Polymorph Discovery Tools systems which generated approximately $9.9 million of revenue in 2002, and none of these same systems were delivered in 2003.

        During year 2003, we shipped Discovery Tools systems to Merck, North Dakota State University, Battelle Memorial Institute and several other customers. Discovery Tools revenue included $14.5 million of product sales and $4.4 million of service revenue for the year ended December 31, 2003 and $25.6 million of product sales and $6.2 million of service revenue for the year ended December 31, 2002. Service revenue in 2002 was higher than 2003 as we received approximately $3.4 million of funding towards the development of two new Discovery Tool platforms in 2002.

    Intellectual Property Licensing Revenue

        Intellectual Property Licensing revenue increased 17% from $3.3 million in 2002 to $3.9 million in 2003. The increase in licensing revenue in 2003 was primarily due to payments received from ExxonMobil.

        In the final quarter of 2003, we received our first royalty payments from Agfa for the sale of our commercialized material.

    Sensors Revenue

        We started receiving license fees from the licensing of our sensor technology to Hella KG in 2003.

    Software Revenue

        Software revenue increased from $0.8 million in 2002 to $1.2 million in 2003. The increase was primarily due to the increase in license fees received from ExxonMobil.

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

        Approximately 65% of research and development effort in 2003 was undertaken for collaborative projects funded by our partners, and approximately 35% of research effort was on internally funded research including development costs related to our Discovery Tools business. This compares with approximately 63% of research and development effort undertaken for collaborative projects funded by our partners, and approximately 37% of research effort on internally funded research including development costs related to our Discovery Tools business during 2002.

        Research and development expenses in 2003 were $40.1 million, including $1.7 million of direct costs of research services provided to a related party, compared with $39.3 million in 2002, an increase of $0.8 million or 2%. The increase in 2003 was due primarily to increases in salary related expenses due to the hiring of additional scientific and technical staff to work on research and development projects for ExxonMobil and our related party, Ilypsa.

        Research and development expenses represented 64% of total revenues in 2003 and 61% of total revenues in 2002.

    Sales, General and Administrative Expenses

        Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance, and human resources, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses in 2003 were $14.9 million, compared with $14.6 million in 2002, an increase of $0.3 million or 2%. The increase was primarily due to the addition of a number of business development staff and their associated costs to manage and support our growth.

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

        As of December 31, 2003, we had net deferred tax assets of approximately $1.4 million. Our net deferred tax assets primarily related to revenue that had been recognized for income tax purposes but deferred for financial reporting purposes together with reserves and accruals that had been recognized for financial reporting purposes but not for income tax purposes, partially offset by accelerated income tax deductions for insurance and property tax. At December 31, 2003, we had federal net operating loss carryforwards of approximately $3.2 million, the majority of which were attributable to stock option deductions and whose benefit, if realized, would be recognized directly to equity.

Recent Accounting Pronouncements

    Share-Based Payment

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and amends FASB SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        We must adopt SFAS 123(R) no later than July 1, 2005.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We expect to adopt Statement 123(R) using the modified-prospective method.

        As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 1 of the Notes to the Consolidated Financial Statements ("Stock Based Compensation"). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the impact on our financial statements upon the adoption of SFAS 123(R).

    The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides new guidance for determining and recording impairment for both debt and equity securities. It also requires additional disclosure for declines in investments that are deemed to be temporary under the standard. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay certain measurement and recognition guidance contained in EITF Issue No. 03-1. We will evaluate the effect, if any, of EITF Issue No. 03-1, when final guidance is released. Disclosures required under EITF Issue No. 03-1 are included in Note 1 of the Notes to the Consolidated Financial Statements.

    Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock

        In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 applies to reporting periods beginning after September 15, 2004. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial statements.

    Inventory Costs

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4 to clarify that "abnormal" amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

    Exchanges of Nonmonetary Assets

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29 ("SFAS 153"). SFAS 153 amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

    Accounting for Preexisting Relationship between the Parties to a Business Combination

        In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-1, Accounting for Pre-Existing Relationship between the Parties to a Business Combination, which provides guidance regarding separate accounting when two parties that have a pre-existing contractual relationship enter into a business combination. EITF Issue No. 04-01 applies to reporting periods beginning after October 13, 2004. The adoption of EITF Issue No. 04-1 is not expected to have a material impact on our financial statements.

    Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004

        On December 21, 2004, the FASB issued FASB Staff Position 109-1 ("FAS FSP 109-1"), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the application of FASB Statement 109, Accounting for Income Taxes, to the provision within the American Job Creation Act of 2004 that provides a tax deduction on qualified production activities. FAS FSP 109-1 applies to reporting periods beginning after December 21, 2004. The adoption of FAS FSP 109-1 is not expected to have a material impact on our financial statements.

    The Effect of Contingently Convertible Instruments on Diluted Earnings per Share

        In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which provides guidance regarding when contingently convertible instruments should be included in diluted earnings per share. EITF Issue No. 04-8 applies to reporting periods ending after December 15, 2004. The adoption of EITF Issue No. 04-8 did not have a material impact on our financial statements.

    Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

        In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined but early application is permitted. The adoption of EITF Issue No. 04-10 is not expected to have a material impact on our financial statements.

    Liquidity and Capital Resources

        This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

    Balance Sheet and Cash Flows

        We had positive cash flow from operating activities for the year ended December 31, 2004 and finished the year with cash, cash equivalents and available-for-sale securities of approximately $136.5 million, after paying a net $26.9 million in the acquisition of IntelliChem. This compared to cash, cash equivalent and available-for-sale securities of approximately $138.7 million at December 31, 2003.

        As of December 31, 2004, we had no long-term liabilities.

        Our operating activities provided $22.9 million, $27.2 million, and $9.7 million of cash in 2004, 2003, and 2002, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and licensing, partially offset by operating expenses. We expect that we will continue to generate positive cash flow from our operating activities in the near future.

        Net cash used in investing activities was $32.7 million, $43.1 million, and $1.6 million, respectively, in 2004, 2003, and 2002. Included in the 2004 cash used in investing activities was the $26.9 million net cash paid associated with the acquisition of IntelliChem. The other fluctuations from period to period were due primarily to the timing of purchases, sales, and maturity of our available-for-sale securities. Cash used in purchases of property, plant and equipment was $4.5 million, $9.7 million, and $4.5 million, respectively, in 2004, 2003, and 2002. Included in the 2003 cash used in purchase of property, plant and equipment was $3.9 million paid for an office building. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

        Financing activities provided cash of $12.1 million, $7.4 million, and $2.0 million in 2004, 2003, and 2002, respectively. These amounts are primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in each of the three years. The increase from 2002 to 2003 and to 2004 is due primarily to the fact that employees more actively exercised stock options as our stock price increased in 2003 and 2004.

        Current liabilities decreased by approximately $2.1 million at December 31, 2004 as compared to December 31, 2003. A decrease of $4.2 million in deferred revenue from 2003 to 2004 was largely offset by an increase in accounts payable and other accrued liabilities and an increase in accrued compensation and employee benefits. The decrease of deferred revenue was attributable largely to the delivery of Discovery Tools systems in 2004, for which advanced deposits were made in 2003.

    Backlog

        As of December 31, 2004, our customers have contractually committed to funding of approximately $83 million and $226 million, respectively, for year 2005 and beyond, for the purchase of Discovery Tools systems, licenses to our intellectual property and software, royalty for the sale of products containing Symyx-discovered materials and for research collaborations.

    Commitments

        As of December 31, 2004 and 2003, our principal commitments were $11.3 million and $11.8 million, respectively. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory and fixed assets. We will satisfy these obligations as they become due over the next seven years.

        Future commitments under the operating leases for our facilities and purchase commitments for inventory as of December 31, 2004 are as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$10,606	$2,004	$4,187	$3,245	$1,170
Purchase Commitments	722	722	—	—	—

Total	$11,328	$2,726	$4,187	$3,245	$1,170

        We believe that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

        A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We have entered into an agreement to acquire Synthematix, Inc. for approximately $13 million of cash at close plus an additional potential payment of up to $4 million over a one-year period based on achievement of incremental revenue targets. We expect to close this transaction in early April 2005.

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

    Off Balance Sheet Financing and Related Party Transactions

        We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2004. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between us and related parties during 2004 were:

  •
  Research and development services, software licenses, software support, and maintenance services provided and the sale of certain research related equipment to Ilypsa, Inc.;

  •
  Loans originally provided to certain employees and executive officers for the exercise of stock options prior to our initial public offering in 1999, which were fully repaid as of December 31, 2004; and

  •
  Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which provides legal services with respect to real estate issues, for which they receive compensation at normal commercial rates.

Dividend Policy

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2004 our investment portfolio comprised approximately $19.4 million in money market funds and $117.1 million in U.S. corporate debt. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2004 levels, the fair value of our portfolio would decline by approximately $583,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:
Principal Amount by Expected Maturity (in thousands)
Average Interest Rate

	2005	2006	Total	Fair Value December 31, 2004
Available-for-sale securities	$105,140	$12,418	$117,558	$117,082
Average interest rate	1.99%	2.47%	2.04%

Item 8.    Financial Statements and Supplementary Data

SYMYX TECHNOLOGIES, INC.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        As allowed by guidance provided by the Securities and Exchange Commission relating to current year acquisitions, the Company's management excluded the internal controls of Symyx IntelliChem, Inc., a wholly-owned subsidiary, from its assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2004. The 2004 consolidated financial statements of Symyx Technologies, Inc. included $27.5 million and $26.9 million, of total assets and net assets, respectively, (consisting principally of $23.0 million of intangibles and goodwill) as of December 31, 2004 and $24,000 of revenue and $3.1 million of net loss (including a $2.3 million charge for acquired in-process research and development) for the year then ended in relation to Symyx IntelliChem, Inc. The Company acquired Symyx IntelliChem, Inc. in a business combination on November 30, 2004. Based on its assessment, the Company's management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

        The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page 48 of this annual report on Form 10-K.

/s/ STEVEN D. GOLDBY Steven D. Goldby Chairman and Chief Executive Officer	/s/ JERYL L. HILLEMAN Jeryl L. Hilleman Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
of Symyx Technologies, Inc.

        We have audited management's assessment, included in the accompanying Symyx Technologies, Inc. Management Report on Internal Control Over Financial Reporting, that Symyx Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symyx Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Symyx Technologies, Inc. Management Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Symyx IntelliChem, Inc., a wholly-owned subsidiary, acquired on November 30, 2004, which is included in the 2004 consolidated financial statements of Symyx Technologies, Inc. and constituted $27.5 million and $26.9 million of total and net assets, respectively, as of December 31, 2004 and $24,000 of revenues and $3.1 million of net loss for the year then ended. Our audit of internal control over financial reporting of Symyx Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Symyx IntelliChem, Inc.

        In our opinion, management's assessment that Symyx Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symyx Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated income statements and consolidated statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Symyx Technologies, Inc. and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
of Symyx Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated income statements and consolidated statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symyx Technologies, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 3, 2005

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,459	$17,110
Restricted cash	104	—
Available-for-sale securities	117,082	121,588
Accounts receivable	10,954	2,617
Inventories	2,579	3,743
Receivable from related party	7	—
Deferred tax assets, current	3,885	481
Interest receivable and other current assets	4,284	3,713

Total current assets	158,354	149,252
Property, plant and equipment, net	22,679	25,681
Goodwill	9,283	—
Intangible assets, net	15,114	856
Deferred tax and other assets	1,572	1,747

Total assets	$207,002	$177,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,307	$4,643
Accrued compensation and employee benefits	3,929	2,142
Advance from related party	—	137
Income taxes payable	1,927	1,055
Deferred rent	747	681
Deferred revenue	3,430	7,640
Warranty expense accrual	653	1,800

Total current liabilities	15,993	18,098
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 32,484,589 and 31,610,108 shares issued and outstanding at December 31, 2004 and 2003, respectively	32	32
Additional paid-in capital	181,846	162,160
Stockholder notes receivable	—	(134)
Deferred stock compensation	(618)	(7)
Accumulated other comprehensive income (loss)	(489)	31
Retained earnings (accumulated deficit)	10,238	(2,644)

Total stockholders' equity	191,009	159,438

Total liabilities and stockholders' equity	$207,002	$177,536

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Service revenue	$41,078	$37,018	$35,397
Service revenue — related party	1,173	1,671	—
Product sales	27,060	14,458	25,877
License fees and royalties	13,724	9,816	3,547
License fees and royalties — related party	150	—	—

Total revenue	83,185	62,963	64,821

Operating expenses:
Cost of products sold	7,857	2,937	6,239
Research and development	39,969	38,387	39,307
Research and development — related party	1,173	1,671	—
Sales, general and administrative	18,238	14,933	14,592
Acquired in-process research and development	2,260	—	—

Total operating expenses	69,497	57,928	60,138

Income from operations	13,688	5,035	4,683
Interest and other income	2,521	1,996	3,269
Interest and other expense	—	—	(9)

Income before income tax expense	16,209	7,031	7,943
Income tax expense	3,327	1,290	2,657

Net income	$12,882	$5,741	$5,286

Basic net income per share	$0.40	$0.18	$0.17

Shares used in computing basic net income per share	32,067	31,199	30,647

Diluted net income per share	$0.38	$0.18	$0.17

Shares used in computing diluted net income per share	33,872	32,470	31,638

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Stock Compensation			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2002	—	$—	30,614	$31	$148,366	$(410)	$(335)	$516	$(13,671)	$134,497
Repurchase of common stock	—	—	(2)	—	(1)	—	—	—	—	(1)
Issuance of common stock on exercise of options	—	—	216	—	905	—	—	—	—	905
Issuance of common stock under employee share purchase plan	—	—	92	—	1,055	—	—	—	—	1,055
Repayment of notes receivable	—	—	—	—	—	6	—	—	—	6
Amortization of deferred stock compensation	—	—	—	—	—	—	168	—	—	168
Deferred stock compensation related to terminated employees	—	—	—	—	(75)	—	75	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	3,963	—	—	—	—	3,963
Comprehensive income:
Net income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	5,286	5,286
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(1)	—	(1)
Unrealized gain (loss) on available- for-sale securities, net of income taxes of $247	—	—	—	—	—	—	—	(395)	—	(395)

Comprehensive income										4,890

Balance at December 31, 2002	—	—	30,920	31	154,213	(404)	(92)	120	(8,385)	145,483
Repurchase of common stock	—	—	(2)	—	(2)	—	—	—	—	(2)
Issuance of common stock on exercise of options	—	—	579	1	6,006	—	—	—	—	6,007
Issuance of common stock under employee share purchase plan	—	—	113	—	1,115	—	—	—	—	1,115
Repayment of notes receivable	—	—	—	—	—	270	—	—	—	270
Issuance of options to consultants for services received	—	—	—	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	—	—	43	—	—	43
Deferred stock compensation related to terminated employees	—	—	—	—	(42)	—	42	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	776	—	—	—	—	776
Comprehensive income:
Net income for the year ended December 31, 2003	—	—	—	—	—	—	—	—	5,741	5,741
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	2	—	2
Unrealized gain (loss) on available- for-sale securities, net of income taxes of $61	—	—	—	—	—	—	—	(91)	—	(91)

Comprehensive income										5,652

Balance at December 31, 2003 (carryforward)	—	$—	31,610	$32	$162,160	$(134)	$(7)	$31	$(2,644)	$159,438

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY — (Continued)
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Stock Compensation			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	—	$—	31,610	$32	$162,160	$(134)	$(7)	$31	$(2,644)	$159,438
Issuance of common stock on exercise of options	—	—	742	—	10,574	—	—	—	—	10,574
Issuance of common stock under employee share purchase plan	—	—	133	—	1,433	—	—	—	—	1,433
Repayment of notes receivable	—	—	—	—	—	134	—	—	—	134
Issuance of stock options in Connection with acquisition	—	—	—	—	1,041	—	(651)	—	—	390
Amortization of deferred stock compensation	—	—	—	—	—	—	40	—	—	40
Issuance of options to consultants for service received	—	—	—	—	500	—	—	—	—	500
Tax benefit from employee stock option plans	—	—	—	—	6,138	—	—	—	—	6,138
Comprehensive income:
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	12,882	12,882
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(1)	—	(1)
Unrealized gain (loss) on available- for-sale securities, net of income taxes of $28	—	—	—	—	—	—	—	(519)	—	(519)

Comprehensive income										12,362

Balance at December 31, 2004	—	$—	32,485	$32	$181,846	$—	$(618)	$(489)	$10,238	$191,009

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$12,882	$5,741	$5,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,532	11,556	10,643
Acquired in-process research and development	2,260	—	—
Amortization of intangible assets	422	369	424
Stock-based compensation	540	137	168
Gain on sale of fixed assets	(155)	—	—
Deferred income taxes	(3,469)	103	558
Tax benefit from employee stock transactions	6,138	776	3,963
Changes in assets and liabilities:
Accounts receivable	(7,012)	4,080	(6,243)
Inventories	1,164	(1,503)	(48)
Receivable from related party	(7)	—	—
Interest receivable and other current assets	371	(881)	(306)
Other long-term assets	257	142	(325)
Accounts payable and other accrued liabilities	290	132	577
Accrued compensation and employee benefits	1,528	937	87
Advance from related party	(137)	137	—
Income taxes payable	900	863	(2,568)
Deferred rent	66	119	161
Deferred revenue	(4,498)	4,626	(3,623)
Warranty expense accrual	(1,147)	(99)	925

Net cash provided by operating activities	22,925	27,235	9,679

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(4,470)	(9,723)	(4,482)
Purchases of available-for-sale securities	(113,936)	(145,198)	(76,148)
Proceeds from maturities of available-for-sale securities	101,326	112,090	78,995
Proceeds from sales of available-for-sale securities	11,987	—	—
Acquisition, net of cash acquired	(26,873)	—	—
Acquisition of technology	(750)	(315)	—

Net cash used in investing activities	(32,716)	(43,146)	(1,635)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases	12,141	7,390	1,965

Net cash provided by financing activities	12,141	7,390	1,965

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	2	(1)

Net increase (decrease) in cash and cash equivalents	2,349	(8,519)	10,008
Cash and cash equivalents at beginning of period	17,110	25,629	15,621

Cash and cash equivalents at end of period	$19,459	$17,110	$25,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded)	$(243)	$(474)	$791

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Employee stock options assumed in connection with acquisition	$1,041	$—	$—

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

    Business and Basis of Presentation

        Symyx Technologies, Inc. (the "Company" or "Symyx") develops and applies high-throughput experimentation to the discovery of innovative materials for chemical and petrochemical, pharmaceutical development, electronics, consumer goods, and automotive customers. Symyx works with companies seeking to transform and accelerate their search for better products and processes through research collaborations, Discovery Tools sales, and the license of materials, intellectual property, and software.

    Principles of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Symyx Discovery Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx IntelliChem, Inc., incorporated in Oregon, and Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

    Use of Estimates

        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates include future warranty expenditures and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management's estimates and assumptions. For example, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

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

    Cash and Cash Equivalents

        The Company considers all highly liquid investments, with maturities of three months or less on the date of purchase, to be cash equivalents. Cash equivalents are carried at fair value.

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

        The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds, and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated "A" or higher and short-term obligations rated "P1" or higher by Moody's or "A1" or higher by Standard & Poor's ("S&P"), and corporate obligations, including intermediate term notes rated "A" or higher, and commercial paper rated "P1" or higher by Moody's, or "A1" or higher by S&P. By policy, the Company restricts its investments to instruments with maturities of less than twenty-four months.

        The following is a summary of the fair value of cash, cash equivalents and available-for-sale securities (in thousands):

	December 31,
	2004	2003
Cash and cash equivalents	$19,459	$17,110
U.S. corporate debt securities	117,082	120,544
U.S. Treasury securities	—	1,044

Total	$136,541	$138,698

        Above amounts are included in the following line items on the consolidated balance sheet (in thousands):

	December 31,
	2004	2003
Cash and cash equivalents	$19,459	$17,110
Available-for-sale securities	117,082	121,588

Total	$136,541	$138,698

        Realized losses on the sale of available-for-sale securities for the year ended December 31, 2004 were minimal. The Company had no realized gains or losses for the years ended December 31, 2003 and 2002. Unrealized gains and losses for the years ended December 31, 2004, 2003 and 2002 are included in Note 1 "Comprehensive Income."

        The fair value of the Company's investment in debt securities, by contractual maturity, is as follows (in thousands):

	December 31,
	2004	2003
Due in less than 1 year	$104,764	$65,971
Due in 1 to 2 years	12,318	55,617

Total	$117,082	$121,588

        Unrealized losses of available-for-sale securities by duration and fair value of investments are as follows (in thousands):

	December 31,
	2004		2003
	Unrealized Losses	Related Fair Value of Investments	Unrealized Losses	Related Fair Value of Investments
Less than 12 months	$(442)	$87,607	$(70)	$59,671
12 months or greater	(69)	21,437	—	—

Total	$(511)	$109,044	$(70)	$59,671

        At December 31, 2004 unrealized losses of $511,000 were all related to U.S. corporate debt securities. Unrealized losses are primarily attributable to changes in interest rates. Of the unrealized losses of $511,000 at December 31, 2004, $69,000 exceeded twelve months. The Company does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2004. The largest single unrealized loss on any security was only $44,000 and represented less than 1% of the value at which the security was carried.

    Restricted Cash

        In connection with a lease transaction (See Note 3 "Commitments and Contingencies  — Leases.") acquired as part of the business combination with IntelliChem (See Note 7 "Business Combination."), the Company has restricted cash at December 31, 2004 of approximately $104,000 representing a security deposit required by the lease agreement for its Bend, Oregon facility. The requirement of retaining the restricted cash will expire on March 31, 2005. There was no restricted cash at December 31, 2003.

    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation of equipment is computed on the straight-line method using a life of three to five years for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation of buildings is computed on the straight-line method using a life of thirty years for financial reporting purposes. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets for financial reporting purposes.

        Property, plant and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$21,216	$19,057
Computers and software	3,236	3,435
Land and building	3,551	3,551
Leasehold improvements	25,033	23,785
Construction in progress	987	1,406
Furniture and fixtures	1,032	970

	55,055	52,204
Less accumulated depreciation and amortization	(32,376)	(26,523)

Property, plant and equipment, net	$22,679	$25,681

        At December 31, 2004, no property, plant and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $7,951,000, $7,797,000, and $8,818,000 in 2004, 2003, and 2002, respectively.

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

    Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and product Maintenance Contracts, and other authoritative accounting literature. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance services, and the license of intellectual property. It is possible for the Company's customers to work with it in multiple areas of its business and contracts may include multiple elements of service revenue, product revenue, and license revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements. ("EITF 00-21"). In an arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

    Service Revenue

        The Company recognizes service revenue from research collaboration agreements, software consulting, and support and maintenance agreements as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with research collaborations are included in research and development expense. Software consulting agreements specify the number of days of consulting services to be provided by the Company. Support and maintenance agreements specify the term of the product maintenance and the nature of the services to be provided by the Company during the term. Direct costs associated with software consulting and support and maintenance were immaterial to date and therefore were also included in research and development expense.

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

        Extended product maintenance contracts, which typically provide both extended warranty coverage and product maintenance services, are separately priced from the product, and are recognized as revenue on a straight-line basis over the term of the coverage. The Company's product related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

    Product Sales

        Product sales revenue includes sales of Discovery Tools hardware and the license of associated software. The Company's Discovery Tools systems are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Discovery Tools system as a whole, revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. If software is incidental to the Discovery Tools system, revenue from the sale of the Discovery Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

        An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative costs. For the years ended December 31, 2004, 2003, and 2002, shipping and insurance costs associated with the sale of discovery tools systems were immaterial.

    Software License Fees

        Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

        The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

        Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis.

        The Company considers all arrangements with payment terms longer than twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met.

    Intellectual Property License Fees and Royalties

        Amounts received from third parties for licenses to the Company's intellectual property are recognized when earned under the terms of the agreements. Revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If there is a provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

        Royalty revenue is recorded based on reported sales by third party licensees of products containing the Company's software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

        Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

    Concentration of Revenue

        During the years ended December 31, 2004, 2003, and 2002 the following customers contributed more than 10% of the Company's total revenue for the year (in thousands):

	Years Ended December 31,
	2004	2003	2002
Eli Lilly and Company	$132	$275	$10,419
ExxonMobil	45,016	21,945	12,136
The Dow Chemical Company	4,420	4,350	8,650
Merck	3,553	8,410	5,876
Undisclosed Partner	2,427	6,657	6,706

Total	$55,548	$41,637	$43,787

        The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Years Ended December 31,
	2004	2003	2002
Industry Collaborations	$30,970	$26,731	$18,296
Discovery Tools	16,797	11,113	24,726
Intellectual Property Licensing	3,100	2,850	—
Software	4,681	943	765

Total	$55,548	$41,637	$43,787

        The revenue from the above customers has been included in the Consolidated Income Statements as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Service revenue	$28,456	$25,297	$23,135
Product sales	15,649	8,350	20,566
License fees and royalties	11,443	7,990	86

Total	$55,548	$41,637	$43,787

    Inventory

        Work in process inventory consists of customized Discovery Tools systems in the process of being built. Finished goods inventory consists of customized Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, determined on a specific identification basis. The following table summarizes the components of the Company's inventory balance (in thousands):

	December 31,
	2004	2003
Work in Process	$2,579	$1,960
Finished Goods	—	1,783

Total	$2,579	$3,743

    Warranty expense accrual

        The Company offers a warranty on each Discovery Tool System shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business. However they typically include coverage for parts and labor and software bug fixes, for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company's warranty accrual during the year ended December 31, 2004 are as follows (in thousands):

Balance as of January 1, 2004	$1,800
New warranties issued during the period	421
Costs incurred during the period on specific systems	(602)
Changes in liability for pre-existing warranties during the period, including expirations	(966)

Balance as of December 31, 2004	$653

    Goodwill

        Goodwill will be tested using a fair-value-based approach for impairment on at least an annual basis or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

    Intangible Assets

        Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from four to seven years. The Company evaluates the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company's intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

    Research and Development

        Symyx's policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, chemical and scientific supplies costs, facilities rental, and utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment and facilities used by technical staff and outside services such as machining and third-party research and development costs.

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

    Stock-Based Compensation

        The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company's common stock on the date options were granted and the exercise price. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods.

        Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes option pricing model. Stock compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

        Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company's initial public offering in November 1999 was estimated at the date of grant using the minimum value method. Options granted following the Company's November 1999 initial public offering have been valued using the Black-Scholes method with valuation assumptions as follows:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	0.53	0.67	0.74
Risk-free interest rate	3.0%	2.2%	3.7%
Expected life (years)	3.5	3.5	3.5

        The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2004, 2003, and 2002.

	2004	2003	2002
Expected stock price volatility	0.51	0.48	0.55
Risk-free interest rate	1.7%	1.5%	2.1%
Expected life (years)	1.62	0.75	0.71

        Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2004		2003	2002
Net income (loss):
As reported		$12,882	$5,741	$5,286
Add: Stock-based employee compensation expense included in reported net income		40	43	168
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(13,057)	(15,171)	(22,269)

Pro forma		$(135)	$(9,387)	$(16,815)

Basic net income (loss) per share:
As reported		$0.40	$0.18	$0.17

Pro forma	$	*	$(0.30)	$(0.55)

Diluted net income (loss) per share:
As reported		$0.38	$0.18	$0.17

Pro forma	$	*	$(0.30)	$(0.55)

*
Less than $0.01 per share

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

        The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income	$12,882	$5,741	$5,286

Weighted-average shares of common stock outstanding	32,067	31,213	30,798
Less: weighted-average shares subject to repurchase	—	(14)	(151)

Weighted-average shares used in computing basic net income per share	32,067	31,199	30,647
Dilutive effect of employee stock options, using the treasury stock method	1,805	1,257	840
Weighted-average shares subject to repurchase	—	14	151

Weighted-average shares used in computing diluted net income per share	33,872	32,470	31,638

Basic net income per share	$0.40	$0.18	$0.17

Diluted net income per share	$0.38	$0.18	$0.17

        The Company has excluded 3,160,000, 2,768,000, and 3,699,000 shares of outstanding stock options from the calculation of diluted net income per share in 2004, 2003, and 2002, respectively, because all such securities are anti-dilutive for the respective periods.

    Employee Savings Plan

        The Company has a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 60% of their pretax salary, but not more than statutory limits. In 2004, the Company began contributing 25 cents for each dollar a participant contributes in this plan, with a maximum matching contribution of 1% of a participant's earnings. Matching contributions for the plan were $250,000 in fiscal 2004. Matching contributions are invested proportionate to each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan do not include Symyx common stock.

    Foreign Currency Translation

        The financial statements of the Company's wholly owned subsidiary, Symyx Technologies AG, are measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders' equity as accumulated other comprehensive income and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

    Impairment of Long-Lived Assets

        The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

    Comprehensive Income

        The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment, both net of tax. Comprehensive income has been disclosed in the statement of stockholders' equity for all periods presented.

        The components of accumulated other comprehensive income at December 31, 2004, 2003, and 2002 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For- Sale Securities	Total
Balance at January 1, 2002	$(12)	$528	$516
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on available-for-sale securities, net of $247 taxes	—	(395)	(395)

Balance at December 31, 2002	(13)	133	120
Foreign currency translation adjustment	2	—	2
Unrealized loss on available-for-sale securities, net of $61 taxes	—	(91)	(91)

Balance at December 31, 2003	(11)	42	31
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on available-for-sale securities, net of $28 taxes	—	(519)	(519)

Balance at December 31, 2004	$(12)	$(477)	$(489)

    Effect of New Accounting Pronouncements

    Share-Based Payment

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and amends FASB SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS 123(R) must be adopted by the Company no later than July 1, 2005.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company expects to adopt Statement 123(R) using the modified-prospective method.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 1 to the consolidated financial statements ("Stock Based Compensation"). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS 123(R).

    The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides new guidance for determining and recording impairment for both debt and equity securities. It also requires additional disclosure for declines in investments that are deemed to be temporary under the standard. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay certain measurement and recognition guidance contained in EITF Issue No. 03-1. The Company will evaluate the effect, if any, of EITF Issue No. 03-1, when final guidance is released. Disclosures required under EITF Issue No. 03-1 are included in Note 1 of the Notes to the Consolidated Financial Statements.

    Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock

        In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 applies to reporting periods beginning after

September 15, 2004. The adoption of EITF Issue No. 02-14 did not have a material impact on the Company's financial statements.

    Inventory Costs

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs  — an amendment of ARB No. 43, Chapter 4. ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4 to clarify that "abnormal" amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company's financial statements.

    Exchanges of Nonmonetary Assets

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. ("SFAS 153"). SFAS 153 amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company's financial statements.

    Accounting for Preexisting Relationship between the Parties to a Business Combination

        In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-1, Accounting for Preexisting Relationship between the Parties to a Business Combination, which provides guidance regarding separate accounting when two parties that have a pre-existing contractual relationship enter into a business combination. EITF Issue No. 04-01 applies to reporting periods beginning after October 13, 2004. The adoption of EITF Issue No. 04-1 is not expected to have a material impact on the Company's financial statements.

    Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004

        On December 21, 2004, the FASB issued FASB Staff Position 109-1 ("FAS FSP 109-1"), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the application of FASB Statement 109, Accounting for Income Taxes, to the provision within the American Job Creation Act of 2004 that provides a tax deduction on qualified production activities. FAS FSP 109-1 applies to reporting periods beginning after December 21, 2004. The adoption of FAS FSP 109-1 is not expected to have a material impact on the Company's financial statements.

    The Effect of Contingently Convertible Instruments on Diluted Earnings per Share

        In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which provides guidance regarding when contingently convertible instruments should be included in diluted earnings per share. EITF Issue No. 04-8 applies to reporting periods ending after December 15, 2004. The adoption of EITF Issue No. 04-8 is not expected to have a material impact on the Company's financial statements.

    Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

        In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined but early application is permitted. The adoption of EITF Issue No. 04-10 is not expected to have a material impact on the Company's financial statements.

2.    Research and Development Arrangements

        The Company has entered into a number of multi-year research and development collaborations to perform research for partners in exclusive fields over multiple years. The major collaborative arrangements have similar contractual terms and are non-cancelable other than for material breach or certain other conditions. Under the collaborative arrangements, the Company is responsible for performing research at levels defined in the agreement, including synthesis, screening, and informatics. The partner, in turn, is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. The Company typically receives research and development funding at specified amounts per full time equivalent employee working on the project and is entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones. The agreements also contain procedures by which the Company and the partner will determine royalty rates for the sale or license of products under the agreements.

        The table below indicates some of the significant collaborative partners for whom the Company conducted research and development in 2004, together with the primary focus of the collaborations. In addition to these partners the Company has a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2004:

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
BP	12/31/2005	Catalysts for certain commodity chemicals
Dow Chemical	12/31/2009	Catalysts for Polyolefins and other chemicals and formulations
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins
Undisclosed Partner 1	1/31/2005	Catalysts for automotive applications
Undisclosed Partner 2	5/18/2005	Polymeric materials

        The Company's collaborative agreements may provide for a variety of structures with respect to ownership of inventions conceived and reduced to practice in connection with activities under the agreements, but under a typical collaborative arrangement, the Company owns all inventions conceived and reduced to practice solely by the Company and all know-how and intellectual property rights related thereto; and the Company and the collaborative partner jointly own all inventions made, conceived, reduced to practice, or otherwise developed jointly by employees or consultants of the Company and those of the collaborative partner in connection with activities under the agreement and all know-how and intellectual property rights related thereto. The Company's collaborative partner typically receives exclusive rights in the defined field of the collaborative agreement.

        The agreements are typically cancelable only in the event of breach by either party or certain other conditions. As of December 31, 2004, the Company had committed funding from existing collaborative partners, excluding milestone payments that are contingent upon the success of the research, of over $160 million. Revenue from collaborative partners who individually comprised more than 10% of revenue is included within Note 1 "Concentration of Revenue."

        In 2003, Symyx entered into an Alliance, Technology Transfer and License Agreement effective April 1, 2003 with ExxonMobil Research and Engineering Company under which the Company is contracted to provide research services, develop and sell Discovery Tools Systems, and license its software and intellectual property. The ExxonMobil alliance provides Symyx with an expected five-year revenue stream of over $200 million from currently planned alliance activities, purchases of Discovery Tools systems, and licensing fees. In addition, Symyx is entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields of agreement.

        In December 2004, Symyx entered into an Alliance, Technology Transfer, Research and License Agreement effective January 1, 2005 with The Dow Chemical Company under which the Company is contracted to perform research in a number of exclusive areas, develop and provide Symyx Discovery Tools, and license Symyx's Renaissance suite of software as well as certain intellectual property. Dow will make payments to Symyx over the five-year term of approximately $120 million. In addition, Symyx is entitled to receive royalties on commercialized discoveries resulting from the collaborative research.

        The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent ("FTE") employee basis. Accordingly, the Company tracks the assignment of these FTE's to each project over time. Based on the analysis of these FTE's, for the twelve months ended December 31, 2004, approximately 81% of the Company's research effort, determined based on employee hours charged to a project, was on research for collaborative projects funded by the Company's partners. The remaining 19% of research effort was on Symyx funded research and development. The focus of the Symyx funded programs in 2004 was largely on development of the Company's proprietary sensor technology, on industrial polymer applications, and the next generation of Discovery Tools. In 2003 and 2002 approximately 65% and 63%, respectively, of the Company's research effort was for collaborative projects funded by the Company's partners with approximately 35% and 37%, respectively, being Symyx funded research.

3.    Commitments and Contingencies

    Leases

        In May 1999, the Company entered into an eight-and-a-half-year operating lease agreement for a facility, with the lease period commencing in October 1999. In February 2000, the Company entered into an agreement to lease an additional facility. The lease commenced on October 1, 2000 and has an initial term of ten years with an option to extend the initial term for an additional five years. In May 2003, the Company entered into an agreement to lease a storage facility for a period of three years. In connection with the acquisition of IntelliChem, the Company acquired the rights and assumed the obligations for the lease of office space under an operating lease agreement that expires in March 2008.

        Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $1,955,000, $1,996,000, and $2,248,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

        Future commitments and obligations under the operating leases for the Company's facilities, to be satisfied as they become due over the next seven years, are as follows as of December 31, 2004 (in thousands):

Years ending December 31,	Amount
2005	$2,004
2006	2,061
2007	2,126
2008	1,729
2009	1,516
Thereafter	1,170

Total	$10,606

    Other Commitments

        As of December 31, 2004, the Company had purchase commitments for inventory and fixed assets of approximately $722,000.

        As of December 31, 2004 the Company had no amounts due under loan agreements and had no lines of credit or other finance facilities in place. Interest expense for the years ended December 31, 2004, 2003, and 2002 was $0, $0, and $9,000, respectively.

    Customer Indemnification

        From time to time, the Company agrees to indemnify its customers against certain third party liability, including liability if the Company's products infringe a third party's intellectual property rights. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2004, the Company was not subject to any pending litigation.

4.    Stockholders' Equity

    Preferred Stock

        In September 1999, the Board of Directors approved an amendment to the Company's certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock, for which the Board of Directors is authorized to fix the designation, powers, preferences, and rights.

    Common Stock

        Included in the common shares outstanding at December 31, 2004, 2003, and 2002 are 0, 2,154, and 48,755 shares, respectively, of common stock subject to repurchase rights, which expired ratably over four or five years from date of issuance. Certain of these shares were issued pursuant to full-recourse notes receivable, with interest at rates between 4.6% and 6.0% per annum and were due and payable on the earlier of 120 days after termination of the participant's employment with the Company, or on various dates, which began in February 2003 and ended in August 2004 (See Note 8 "Related Party Transactions."). As of December 31, 2004, all the balances of notes receivable from stockholders had been repaid.

    Stock Purchase Plan

        In October 1999, the Company's stockholders approved the adoption of the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of the Company's common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the Board of Directors. At December 31, 2004, shares of common stock available for future issue under the Purchase Plan were 1,390,883.

    Stock Option Plans

        The Company's 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors, and consultants.

        During 1997, the Company's Board of Directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the "Qualified Plans"). The 1997 Stock Option Plan provides for the issuance of options for up to 11,463,423 shares of common stock to employee and consultants. The Qualified Plans provide for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the Board of Directors.

        In October 2001, the Company's Board of Directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants. As of December 31, 2004, options to purchase 385,600 shares of common stock were granted under the NSO Plan.

        In connection with the acquisition of IntelliChem, the Company assumed all the unvested outstanding stock options issued pursuant to IntelliChem's 2003 Stock Option Plan to purchase 44,126 shares of Symyx's common stock. These options generally retained all of the rights, terms, and conditions of the plan under which they were originally granted.

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

        A summary of activity under the 1996 and 1997 Stock Option Plans, the 2001 Nonstatutory Stock Option Plan, and the 2003 IntelliChem, Inc. Stock Option Plan is as follows:

	Outstanding Stock Options
	Number of Shares	Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2002	4,799,319	$0.19 — $58.25	$26.59
Options granted	1,143,925	$8.42 — $21.74	$15.32
Options exercised	(216,460)	$0.19 — $16.70	$4.18
Options cancelled	(349,803)	$0.39 — $57.00	$24.81

Balance at December 31, 2002	5,376,981	$0.19 — $58.25	$25.21
Options granted	1,983,750	$11.97 — $30.00	$14.47
Options exercised	(578,572)	$0.19 — $22.68	$10.38
Options cancelled	(255,159)	$0.96 — $57.00	$23.35

Balance at December 31, 2003	6,527,000	$0.19 — $58.25	$23.33
Options granted and assumed	1,950,851	$2.63 — $32.00	$26.11
Options exercised	(741,302)	$0.39 — $30.25	$14.26
Options cancelled	(302,064)	$3.86 — $57.00	$32.19

Balance at December 31, 2004	7,434,485	$0.19 — $58.25	$24.98

        At December 31, 2004, 2003, and 2002, vested and outstanding options of 5,125,025, 4,287,355, and 3,067,521 shares were exercisable at weighted-average exercise prices of $26.51, $25.75, and $20.35, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $12.12, $7.44, and $8.33, respectively. At December 31, 2004, options for shares of common stock available for future grants were 481,547 shares under the 1997 Stock Option Plan and 614,400 shares under the 2001 NSO Plan.

        An analysis of options outstanding at December 31, 2004 is as follows:

		Weighted- Average Remaining Contractual Life (in years)		Options Vested
			Options Weighted- Average Exercise Price
Exercise Price	Options Outstanding at December 31, 2004			Vested at December 31, 2004	Weighted- Average Exercise Price
$0.19 — $0.39	64,561	2.9	$0.39	64,561	$0.39
$0.96 — $0.96	217,667	4.0	$0.96	217,667	$0.96
$1.93 — $3.86	87,391	6.6	$2.84	52,831	$2.99
$6.43 — $8.42	95,006	5.7	$7.15	75,337	$6.82
$10.39 — $15.30	1,912,012	7.3	$12.99	1,158,200	$12.81
$15.63 — $23.22	1,128,060	8.0	$17.81	798,721	$17.29
$23.50 — $34.63	2,777,683	8.0	$27.40	1,619,434	$26.76
$36.50 — $51.50	133,444	5.5	$40.52	119,613	$40.68
$55.38 — $58.25	1,018,661	5.1	$57.01	1,018,661	$57.01

	7,434,485	7.2	$24.98	5,125,025	$26.51

        As of December 31, 2004, the Company has reserved 8,530,432 shares of common stock for future issuance in relation to the Company's Stock Option Plans.

        Prior to year 2000, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. Deferred stock compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2004, 2003, and 2002, the Company recorded amortization of deferred stock compensation expense of approximately $7,000, $43,000, and $168,000, respectively. At December 31, 2004, the Company had fully amortized the deferred stock compensation discussed above.

        During the year ended December 31, 2004, in connection with the acquisition of IntelliChem, the Company recorded deferred stock compensation amounting to $651,000 for the unvested stock options assumed with an exercise price below the fair market value. Deferred stock compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the year ended December 31, 2004, the Company recorded amortization of deferred stock compensation expense associated with these options of approximately $33,000. The remaining balance of deferred stock compensation will be amortized through November 2008.

        The Company also issued stock options to an outside consultant, for which the Company recorded approximately $500,000 and $94,000 of stock-based compensation during the years ended December 31, 2004 and 2003, respectively. No options were issued to outside consultants and no stock-based compensation was recognized in the year ended December 31, 2002.

        The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying Consolidated Income Statements (in thousands):

	Years Ended December 31,
	2004	2003	2002
Research and development	$22	$51	$125
Sales, general and administrative	518	86	43

Total	$540	$137	$168

5.    Income Taxes

        The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$5,520	$1,255	$1,952
State	745	(78)	119
Foreign	18	10	28

Total	6,283	1,187	2,099

Deferred:
Federal	(760)	235	558
State	(2,196)	(132)	—

Total	(2,956)	103	558

Provision for income taxes	$3,327	$1,290	$2,657

        Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans were approximately $6,138,000 in 2004, $776,000 in 2003, and $3,963,000 in 2002. Such benefits were credited to additional paid-in capital.

        The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Expected provision at federal statutory rate	$5,671	$2,461	$2,780
State taxes, net of federal impact	(1,451)	(210)	119
Research and development credits	(1,780)	(125)	(50)
Valuation allowance utilized	—	(798)	(338)
Permanent difference related to acquisition	791	—	—
Other individually immaterial items	96	(38)	146

Provision for income taxes	$3,327	$1,290	$2,657

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$806	$1,271
Deferred revenue	30	288
Capitalized research and development	472	596
Depreciation	3,935	2,960
Warranty reserve	266	734
R&D and other credits	2,442	995
Other accruals and reserves	2,304	1,528

Total deferred tax assets before valuation allowance	10,255	8,372
Valuation allowance for deferred tax assets	(95)	(6,522)

Total deferred tax assets	10,160	1,850

Deferred tax liabilities:
Investment holdings	—	(28)
Prepaid insurance and property tax	(486)	(465)
Intangible assets	(4,820)	—

Total deferred tax liabilities	(5,306)	(493)

Net deferred tax assets	$4,854	$1,357

        Deferred tax assets are recognized if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance, the Company has provided a valuation allowance against deferred tax assets that it determined may not be realizable as of December 31, 2004. The net valuation allowance decreased by approximately $6,427,000, $19,000, and $1,908,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

        The reduction of valuation allowance in 2004 consisted of three major components: (1) $4,151,000 was used to reduce goodwill when a deferred tax liability was recorded on the acquisition of IntelliChem, during which $1,667,000 of tax benefits related to the exercise of stock options were absorbed; (2) $1,162,000 was related to the exercise of stock options which is not reflected as an expense for financial reporting purposes (accordingly, this amount had been credited directly to equity and not reflected as an income tax benefit in the consolidated income statement); and (3) The remaining $1,114,000 was recognized as a state deferred tax benefit in the consolidated income statement.

        As of December 31, 2004, the Company had federal and Oregon net operating loss carryforwards of approximately $2,277,000 and $4,792,000, respectively. The net operating losses arose from the acquisition of IntelliChem and may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2020, if not utilized.

        As of December 31, 2004, the Company had federal and California research and development tax credit carryforward of approximately $1,267,000 and $1,806,000, respectively. The federal research and development tax credits will begin to expire in 2011. The state research and development credits have no expiration date.

6.    Segment Disclosure

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Symyx's CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

        Symyx allocates research personnel time to each collaboration arrangement on a full-time-equivalent basis but does not allocate actual research and development expenses to each collaboration or business segment. The Company does not assess segment performance below the revenue level or allocate sales, general and administrative expenses or assets to the individual segments and, therefore, financial performance including depreciation and amortization and capital expenditures is not reported on a segment basis.

        Revenue is disaggregated into:

  •
  Industry Collaborations  — research services on behalf of collaborative partners

  •
  Discovery Tools  — sale of select proprietary instruments and associated software and intellectual property

  •
  Intellectual Property Licensing  — license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company's industry collaborations

  •
  Sensors  — development services and licenses for specific applications to intellectual property associated with the Company's sensor technology

  •
  Software  — license of Symyx's Renaissance and electronic laboratory notebook (iELN) software and provision of associated support, maintenance, and consulting services

        The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Industry Collaborations	$40,958	$36,125	$28,889
Industry Collaborations — Related Party	1,173	1,671	—
Discovery Tools	28,576	18,861	31,856
Intellectual Property Licensing	4,191	3,887	3,311
Sensors	1,472	1,191	—
Software	6,665	1,228	765
Software — Related Party	150	—	—

Total	$83,185	$62,963	$64,821

        The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Consolidated Income Statements as follows (in thousands):

	Year Ended December 31, 2004
	Service Revenue	Service Revenue- Related Party	Product Sales	License Fees and Royalties	License Fees and Royalties — Related Party	Total Revenue
Industry Collaborations	$34,958	$1,173	$—	$6,000	$—	$42,131
Discovery Tools	2,831		25,714	31		28,576
Intellectual Property Licensing	—	—	—	4,191	—	4,191
Sensors	690	—	17	765	—	1,472
Software	2,599	—	1,329	2,737	150	6,815

Total	$41,078	$1,173	$27,060	$13,724	$150	$83,185

	Year Ended December 31, 2003
	Service Revenue	Service Revenue- Related Party	Product Sales	License Fees and Royalties	License Fees and Royalties — Related Party	Total Revenue
Industry Collaborations	$31,625	$1,671	$—	$4,500	$—	$37,796
Discovery Tools	4,403	—	14,458	—	—	18,861
Intellectual Property Licensing	—	—	—	3,887	—	3,887
Sensors	617	—	—	574	—	1,191
Software	373	—	—	855	—	1,228

Total	$37,018	$1,671	$14,458	$9,816	$—	$62,963

	Year Ended December 31, 2002
	Service Revenue	Service Revenue- Related Party	Product Sales	License Fees and Royalties	License Fees and Royalties — Related Party	Total Revenue
Industry Collaborations	$28,738	$—	$—	$151	$—	$28,889
Discovery Tools	6,230	—	25,626	—	—	31,856
Intellectual Property Licensing	—	—	—	3,311	—	3,311
Sensors	—	—	—	—	—	—
Software	429	—	251	85	—	765

Total	$35,397	$—	$25,877	$3,547	$—	$64,821

    Geographic Area Data

        All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented, but is presented in the table below based on the physical location of Symyx's customers (in thousands).

	Years Ended December 31,
	2004	2003	2002
North America	$66,607	$53,803	$56,989
Japan	5,432	7,174	6,525
Belgium	8,334	—	—
Europe	2,812	1,986	1,307

Total	$83,185	$62,963	$64,821

7.    Business Combination

        On November 30, 2004, Symyx acquired 100% of outstanding common and preferred shares of IntelliChem, a provider of intelligent electronic lab notebooks (iELN) for customers in the pharmaceutical, biotechnology, and chemical industries. The results of IntelliChem's operations have been included in the consolidated financial statements since that date.

        In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to the Company's software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

        The total purchase price for this acquisition was $30,600,000, consisting of approximately $29,259,000 in cash, $1,041,000 in fair value of assumed stock options to purchase 44,126 shares of Symyx common stock, and $300,000 in transaction costs, consisting of legal and other professional service fees. Stock options were valued using the Black-Scholes option pricing model. The assumptions used in calculating fair value were as follows:

	Group A Options	Group B Options
Expected life (years)	3	4
Risk-free rate	3.23%	3.44%
Expected dividend yield	0%	0%
Volatility	55.7%	55.7%
Fair value per share	$26.05	$13.37

        The intrinsic value of these options, totaling approximately $651,000, has been recorded as deferred stock compensation.

        The purchase price allocation is as follows (in thousands):

Amount
Fair value of net assets purchased	$4,476
In-process research and development	2,260
Trade name	860
Developed technology	8,370
Customer relationships	4,700
Unearned stock compensation	651
Deferred tax liabilities	(4,151)
Release of valuation allowance against acquirer's deferred income tax assets upon recognition of deferred income tax liabilities on acquired identifiable intangible assets in connection with acquisition of IntelliChem	4,151
Goodwill	9,283

Total	$30,600

        The fair values of IntelliChem's net assets as of the acquisition date were (in thousands):

Amount
Cash	$2,492
Restricted cash	104
Accounts receivable, net	1,325
Income tax receivable	855
Prepaids and other assets	298
Plant, property and equipment	323
Accounts payable and other accrued liabilities	(374)
Accrued compensation	(259)
Deferred revenue	(288)

Fair value of IntelliChem's net assets	$4,476

        The allocation of the consideration for the acquisition of IntelliChem to its individual assets and liabilities was based on management's analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to in-process research and development ("IPR&D") projects, and IntelliChem's tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, a trade name, and developed technology.

        The IPR&D project that IntelliChem has been working on was the development of next generation of IntelliChem software. That software has not yet been proven to be technologically feasible but has been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

        The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 28% was used which is higher than IntelliChem's computed weighted average cost of capital of 20% due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results.

        None of the goodwill will be deductible for tax purposes.

        In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of IntelliChem's products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 24% to 28%. These discount rates were determined after consideration of the Company's rate of return and the weighted average return on assets. Risks the Company identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At December 31, 2004, identifiable intangible assets purchased in the IntelliChem acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 5.2 years — no significant residual value is estimated for these assets:

	Amount	Useful Life
Trade name	$860	4.5 years
Developed technology	8,370	4.5 years
Customer relationships	4,700	6.5 years

Balance at December 31, 2004, at cost	$13,930

    Pro Forma Financial Information (unaudited)

        The unaudited financial information in the table below summarizes the combined results of operations of Symyx and IntelliChem, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge associated with the acquisition has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined income statement data for the year ended December 31, 2004 combines the historical results for Symyx for the year ended December 31, 2004 and the historical results for IntelliChem for the period of

January 1, 2004 through November 30, 2004. The unaudited pro forma combined income statement data for the year ended December 31, 2003 combines the historical results for Symyx for the year ended December 31, 2003 and the historical results for IntelliChem for the year ended December 31, 2003. The following amounts are in thousands, except per share amounts.

	Years Ended December 31,
	2004	2003
Revenue	$84,909	$66,586
Net income	$10,971	$4,382
Basic income per share	$0.34	$0.14
Diluted income per share	$0.32	$0.13

8.    Related Party Transactions

        Prior to its initial public offering, the Company implemented a program under which directors, executive officers and certain other employees were permitted to purchase restricted stock or to exercise stock options pursuant to full recourse promissory notes. The notes had interest rates of between 4.6% and 6.0% per annum and were due and payable on the earlier of 120 days after termination of employment or on various dates which began in February 2003 and ended in August 2004. In 1999 and 1998, loans were made in the amount of $361,000 and $398,000, respectively, pursuant to this program. During 2004, 2003, and 2002, $134,000, $270,000, and $5,000 of these promissory notes were repaid, respectively. As of December 31, 2004, these loans had been fully repaid.

        In January 2003, the Company formed Ilypsa, Inc. ("Ilypsa"), formerly known as Symyx Therapeutics, Inc., as a wholly-owned subsidiary. In connection with the formation of Ilypsa, the Company licensed to Ilypsa exclusive rights to certain of the Company's intellectual property within a specific field with no cost basis to the Company, while retaining the rights to use and commercialize certain data generated by Ilypsa outside its field. From Ilypsa's inception through May 6, 2003, the operating results of Ilypsa were consolidated into the Company's financial statements. On May 6, 2003, Ilypsa completed a private financing with outside investors led by The Sprout Group and 5am Ventures, raising an aggregate of $8,000,000, which reduced the Company's ownership position in Ilypsa to approximately 46% of shares outstanding. In connection with Ilypsa's financing, the Company retained the right to designate one of three members of Ilypsa's Board of Directors. The Company's current designee to Ilypsa's Board is its President, Isy Goldwasser. In November 2003, Ilypsa completed a second closing of its Series A financing, raising an additional $2,350,000. As of December 31, 2004, the Company's ownership position in Ilypsa was approximately 37% of shares outstanding. The Company's President, Isy Goldwasser and one of its Directors, Peter Schultz, each participated in the Series A Financing and exercised certain shares of stock options. They each currently hold approximately 1.1% of Ilypsa's shares outstanding.

        The Company accounts for its ownership interest in Ilypsa on the equity method as the Company and its affiliates do not control the strategic, operating, investing, and financing activities of Ilypsa. As the Company's investment in Ilypsa has no cost basis for accounting purposes under generally accepted accounting principles, the Company has not recorded any proportionate share of Ilypsa's operating losses in its financial statements since the completion of Ilypsa's initial financing.

        On May 6, 2003, the Company also entered into an 18 month Collaborative Research and License Agreement with Ilypsa. Under the terms of this Agreement, Ilypsa paid research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments were due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under this Agreement during the years ended December 31, 2004 and 2003 amounted to $1,173,000 and $1,671,000, respectively, and has been classified as related party revenue. During the year ended December 31, 2004, the Company received $150,000 as consideration for a software license granted to Ilypsa, Inc. The amount receivable from Ilypsa was $7,000 as of December 31, 2004 and $0 as of December 31, 2003. The amount received under the above Agreement in advance of the services being provided was $0 at December 31, 2004 and $137,000 at December 31, 2003 and has been classified as an advance from a related party. In April 2004, the Company sold certain fixed assets with a net book value of $72,000 to Ilypsa for $227,000. The gain on the sale was included in interest and other income in the consolidated income statement.

        The Company has no repurchase rights with respect to either the licensed technology or the results of research conducted under the Collaborative Research and License Agreement.

9.    Financial Instruments

        The Company has not entered into any derivative contracts at December 31, 2004. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

    Concentrations of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. The Company does not carry a significant trade accounts receivable balance. The Company maintains cash and cash equivalents and available-for-sale investments in various corporate debt securities, money market funds, and U.S. Treasury notes. The Company's policy is designed to limit exposure to any one institution or company. The relative credit standing of the note holders is monitored to ensure compliance with the Company's investment strategy. The Company does not require collateral on these financial instruments.

    Investments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents:    The carrying amount reported in the balance sheet for cash and cash equivalents is its fair value.

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

10.    Intangible Assets

    Acquired Technology

        In February 2000, the Company exercised an option to license certain patent rights and know-how relating to synthesis and screening of diverse materials in connection with combinatorial materials science research. Symyx paid $750,000 and also issued 16,262 shares of common stock to acquire these rights. The License Agreement also provides for Symyx to pay up to an additional $1,500,000 subject to the achievement of certain milestones. Subsequently, milestone payments of $250,000 were made in each of July 2000, December 2001, and October 2003. The exercise of this option and the subsequent milestone payments have been accounted for as an acquisition of technology and the associated costs are being amortized over the expected remaining useful life of the technology. In December 2004, the Company paid an additional $375,000 and committed to pay a final $375,000 in June 2005 to gain additional rights that were an excluded field under the original license arrangement. The remaining unamortized balance of the acquired technology is being amortized over a five-year period from December 2004. Additional patents were acquired from a third party in May 2003 for $65,000 and are being amortized over a five-year period, representing the estimated useful life of this acquired technology. In fiscal years ended December 31, 2004, 2003, and 2002, the Company recorded approximately $191,000, $369,000, and $425,000, respectively, of amortization expense related to acquired technology.

    Acquired Intangibles

        The Company obtained certain intangible assets in the acquisition of IntelliChem in November 2004 (See Note 7 "Business Combination"). These identifiable intangible assets include a trade name, developed technology, and customer relationships and are being amortized on a straight-line basis over the estimated useful lives of the assets. For fiscal 2004 the Company recorded intangible asset amortization expense of $231,000 related to this acquisition.

        Total intangible assets consists of the following (in thousands):

	December 31,
	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$3,130	$(1,715)	$1,415	$2,380	$(1,524)	$856
Trade name	860	(16)	844	—	—	—
Developed technology	8,370	(155)	8,215	—	—	—
Customer relationship	4,700	(60)	4,640	—	—	—

Total intangibles	$17,060	$(1,946)	$15,114	$2,380	$(1,524)	$856

        Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $3,066,000 in each of the years 2005 through 2007, $3,058,000 in 2008 and $1,833,000 in 2009.

11.    Subsequent Events

        On February 22, 2005, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of privately-held Synthematix, Inc. ("Synthematix"), based in Durham, North Carolina.

Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical and biotechnology industries. The Company agreed to pay approximately $13 million in cash, plus an additional potential payment of $4 million over a one-year period based on the achievement of incremental revenue targets. The Company also agreed to assume options to purchase approximately 27,500 shares of its common stock. The Company expects to close this transaction in April 2005.

12.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31(b)(c),
2004
Total revenue	$19,479	$18,916	$19,558	$25,232
Operating expenses:
Cost of products sold	1,678	1,940	1,437	2,802
Research and development	10,842	10,422	9,864	10,014
Sales, general and administrative	4,111	4,311	4,375	5,441
In-process research and development	—	—	—	2,260

Total operating expenses	16,631	16,673	15,676	20,517
Interest and other income (expense), net	519	716	610	676

Income before income tax expense (benefit)	3,367	2,959	4,492	5,391
Income tax expense (benefit)	1,360	1,247	1,720	(1,000)

Net income	$2,007	$1,712	$2,772	$6,391

Basic net income per share(a)	$0.06	$0.05	$0.09	$0.20

Diluted net income per share(a)	$0.06	$0.05	$0.08	$0.19

	Three Months Ended
	March 31,	June 30,	September 30,	December 31(b)(c),
2003
Total revenue	$14,859	$14,997	$14,469	$18,638
Operating expenses:
Cost of products sold	1,078	800	154	905
Research and development	9,380	10,148	10,411	10,119
Sales, general and administrative	3,792	3,579	3,485	4,077

Total operating expenses	14,250	14,527	14,050	15,101
Interest and other income (expense), net	580	487	439	490

Income before income tax expense	1,189	957	858	4,027
Income tax expense	476	339	206	269

Net income	$713	$618	$652	$3,758

Basic net income per share (a)	$0.02	$0.02	$0.02	$0.12

Diluted net income per share (a)	$0.02	$0.02	$0.02	$0.11

(a)
Earning per share, or EPS, for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(b)
In the last quarter of both fiscal years 2004 and 2003, delivery of high dollar value Discovery Tools systems to the Company's customers resulted in significantly higher product sales revenue and earnings per share in those respective quarters when compared with the other quarters in each of those two years.

(c)
In the last quarter of both fiscal years 2004 and 2003, income tax benefits recognized upon the release of valuation allowances resulted in higher earnings per share in those respective quarters when compared with the other quarters in each of those two years.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to timely alerting them to material information required to be disclosed by us in this Annual Report on Form 10-K.

(b)
Design and Evaluation of Internal Control over Financial Reporting

  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K. Our independent registered public accounting firm attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included Item 8. Financial Statements and supplementary data are incorporated herein by reference.

(c)
Changes in internal controls

  There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        On March 7, 2005, we amended and restated our bylaws to allow for electronic transmission of consents of the board members. The certificate of amendment to our bylaws is filed herein as Exhibit 3.3 to this Annual Report on Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2004 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

        The Company has adopted a Code of Conduct and Ethics that applies to its employees, including principal executive officer, principal financial officer and controller, within the meaning of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the Code of Conduct and Ethics is available at the Company's website: www.symyx.com and without charge upon written request to: Corporate Secretary, 3100 Central Expressway, Santa Clara, CA 95051. To the extent required by the law, amendments to, and waivers from, any provision of the Company's Code of Conduct and Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company's website in accordance with SEC rules.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information appearing in our 2005 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

        In order to diversify their investment portfolios, four of our executive officers, Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and Dr. W. Henry Weinberg and one of our board directors, Dr. Peter Schultz, had adopted stock trading plans to facilitate the sale of shares of our common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

        See "Equity Compensation Plans" in Part II, Item 5 of this Annual Report on Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, see Note 4 "Stockholders' Equity" of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the information under the caption "Principal Auditor Fees and Services" in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1.    Financial Statements

        The following Financial Statements of Symyx Technologies, Inc. and the Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, and of the management of Symyx Technologies, Inc., have been filed as part of this Annual Report on Form 10-K. See index to Consolidated Financial Statements under Item 8 above:

  Index to Consolidated Financial Statements

  Management Report on Internal Control over Financial Reporting

  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

  Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

  Consolidated Balance Sheets at December 31, 2004 and 2003

  Consolidated Income Statements for the Years Ended December 31, 2004, 2003 and 2002

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

  Notes to Consolidated Financial Statements

(a) 2.    Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) 3.    Exhibits

        Refer to (b) below.

(b) Exhibits

Exhibit Number	Description of Document

2.1*(8)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(7)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3(10)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1(2)	Specimen Common Stock Certificate
10.1**(9)	Symyx Technologies, Inc. 2005 Cash Bonus Plan for Executive Officers
10.2**(2)	1996 Stock Plan and forms of agreements thereunder
10.3**(2)	1997 Stock Plan and forms of agreements thereunder
10.4**(2)	1999 Employee Stock Purchase Plan
10.5(2)	Form of Director and Executive Officer Indemnification Agreement
10.6**(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg

10.7(2)	Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8(2)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)(2)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)(2)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)(2)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)(2)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(4)	2001 Nonstatutory Stock Option Plan
10.15*(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
10.16*(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.
10.17*(10)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
10.18**(10)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
14(7)	Symyx Technologies, Inc. Code of Conduct and Ethics
21(10)	List of Subsidiaries
23.1(10)	Consent of Independent Registered Public Accounting Firm
31.1(10)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(10)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested for portions of these exhibits.

**
Management controls or compensatory plans or arrangements.

(1)
Incorporated by reference to the same number exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)
Incorporated by reference to the same number exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(4)
Incorporated by reference to exhibit 4.1 filed with Registrant's Registration Statement on Form S-8 (File No. 333-82166).

(5)
Incorporated by reference to the same number exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(6)
Incorporated by reference to the same number exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(7)
Incorporated by reference to the same number exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(8)
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K on December 2, 2004.

(9)
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K on December 17, 2004.

(10)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC. (Registrant)
Date: March 8, 2005
/s/ STEVEN D. GOLDBY Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Date: March 8, 2005
/s/ JERYL L. HILLEMAN Jeryl L. Hilleman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature		Title	Date

By	/s/ STEVEN D. GOLDBY Steven D. Goldby	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2005
By	/s/ JERYL L. HILLEMAN Jeryl L. Hilleman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2005

By	/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 8, 2005
By	/s/ SAMUEL D. COLELLA Samuel D. Colella	Director	March 8, 2005
By	/s/ EDWIN F. GAMBRELL Edwin F. Gambrell	Director	March 8, 2005
By	/s/ MARTIN S. GERSTEL Martin S. Gerstel	Director	March 8, 2005
By	/s/ KENNETH J. NUSSBACHER Kenneth J. Nussbacher	Director	March 8, 2005
By	/s/ MARIO M. ROSATI Mario M. Rosati	Director	March 8, 2005
By	/s/ PETER G. SCHULTZ Peter G. Schultz	Director	March 8, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1*(8)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(7)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3(10)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1(2)	Specimen Common Stock Certificate
10.1**(9)	Symyx Technologies, Inc. 2005 Cash Bonus Plan for Executive Officers
10.2**(2)	1996 Stock Plan and forms of agreements thereunder
10.3**(2)	1997 Stock Plan and forms of agreements thereunder
10.4**(2)	1999 Employee Stock Purchase Plan
10.5(2)	Form of Director and Executive Officer Indemnification Agreement
10.6**(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(2)	Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto
10.7(a)(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8(2)	Collaboration Agreement dated March 1, 1998 between Symyx and Bayer AG
10.8(a)(2)	Amendment No. 1 dated May 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(b)(2)	Amendment No. 2 dated November 1, 1998 to Collaboration Agreement between Symyx and Bayer AG
10.8(c)(2)	Amendment No. 3 dated January 1, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.8(d)(2)	Amendment No. 4 dated September 15, 1999 to Collaboration Agreement between Symyx and Bayer AG
10.9(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(4)	2001 Nonstatutory Stock Option Plan
10.15*(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
10.16*(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.

10.17*(10)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
10.18**(10)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
14(7)	Symyx Technologies, Inc. Code of Conduct and Ethics
21(10)	List of Subsidiaries
23.1(10)	Consent of Independent Registered Public Accounting Firm
31.1(10)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2(10)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested for portions of these exhibits.

**
Management controls or compensatory plans or arrangements.

(1)
Incorporated by reference to the same number exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)
Incorporated by reference to the same number exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(4)
Incorporated by reference to exhibit 4.1 filed with Registrant's Registration Statement on Form S-8 (File No. 333-82166).

(5)
Incorporated by reference to the same number exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(6)
Incorporated by reference to the same number exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(7)
Incorporated by reference to the same number exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(8)
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K on December 2, 2004.

(9)
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K on December 17, 2004.

(10)
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
SYMYX TECHNOLOGIES, INC. MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
SYMYX TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share information)
SYMYX TECHNOLOGIES, INC. CONSOLIDATED INCOME STATEMENTS (In thousands, except per share amounts)
SYMYX TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
SYMYX TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY — (Continued) (In thousands)
SYMYX TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SYMYX TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX