Form 10-Q
period 2005-03-31
SYMYX TECHNOLOGIES INC
filed 2005-05-03
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 29, 2005, Registrant had outstanding 32,609,323 shares of Common Stock, $.001 par value.

TABLE OF CONTENTS

Part I: Financial Information

Item 1.	Financial Statements:
Condensed Consolidated Income Statements for the Three Months Ended March 31, 2005 and 2004
Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II: Other Information

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

Exhibit Index

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue:
Service revenue	$13,388	$11,247
Product sales	2,679	4,897
License fees and royalties	5,441	3,335
Total revenue	21,508	19,479

Operating expenses:
Cost of products sold	1,368	1,678
Research and development	11,440	10,842
Sales, general and administrative	5,935	4,111
Amortization of intangible assets arising from a business combination	694	—
Total operating expenses	19,437	16,631

Income from operations	2,071	2,848
Interest and other income	802	519
Income before income tax expense	2,873	3,367
Income tax expense	1,171	1,360
Net income	$1,702	$2,007

Basic net income per share	$0.05	$0.06

Diluted net income per share	$0.05	$0.06

Shares used in computing basic net income per share	32,526	31,798

Shares used in computing diluted net income per share	34,262	33,848

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$33,102	$19,459
Restricted cash	—	104
Available-for-sale securities	115,064	117,082
Accounts receivable	3,219	10,954
Inventories	2,719	2,579
Deferred tax assets, current	3,885	3,885
Interest receivable and other current assets	3,768	4,291
Total current assets	161,757	158,354

Property, plant and equipment, net	22,385	22,679
Goodwill	9,283	9,283
Intangible assets, net	14,348	15,114
Deferred tax and other assets	1,646	1,572
Total assets	$209,419	$207,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,945	$5,307
Accrued compensation and employee benefits	2,785	3,929
Income taxes payable	2,024	1,927
Deferred rent	755	747
Deferred revenue	4,314	3,430
Warranty expense accrual	666	653
Total current liabilities	15,489	15,993

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 32,567,704 and 32,484,589 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	33	32
Additional paid-in capital	182,992	181,846
Deferred stock compensation	(475)	(618)
Accumulated other comprehensive loss	(560)	(489)
Retained earnings	11,940	10,238
Total stockholders’ equity	193,930	191,009
Total liabilities and stockholders’ equity	$209,419	$207,002

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$1,702	$2,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,814	3,545
Amortization of intangible assets arising from a business combination	694	—
Stock-based compensation	85	107
Changes in assets and liabilities:
Restricted cash	104	—
Accounts receivable	7,735	2,232
Inventories	(140)	748
Interest receivable and other current assets	522	615
Other long-term assets	(73)	16
Accounts payable and other accrued liabilities	(362)	(143)
Accrued compensation and employee benefits	(1,144)	225
Income taxes payable	97	1,358
Deferred rent	8	20
Deferred revenue	884	(4,815)
Warranty expense accrual	13	(62)
Net cash provided by operating activities	12,939	5,853

Investing activities
Purchase of property and equipment, net	(1,564)	(1,756)
Purchase of available-for-sale securities	(34,106)	(18,907)
Proceeds from maturities of available-for-sale securities	35,170	14,200
Net cash used in investing activities	(500)	(6,463)

Financing activities
Proceeds from issuance of common stock	1,205	4,293
Repayment of stockholder notes receivable	—	71
Net cash provided by financing activities	1,205	4,364

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(16)
Net increase in cash and cash equivalents	13,643	3,738
Cash and cash equivalents at beginning of period	19,459	17,110
Cash and cash equivalents at end of period	$33,102	$20,848

Supplemental disclosure of cash flow information

Income taxes paid	$1,073	$4

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                    Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput experimentation for the discovery of innovative materials for chemical and petrochemical, pharmaceutical development, electronics, consumer goods, and automotive customers. Symyx works with companies seeking to transform and accelerate their search for better products and processes through research collaborations, Discovery Tools® sales, and the license of materials, intellectual property, and software.

Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’s headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. The Company’s SEC filings are available free of charge through its website at www.symyx.com. The Company’s common stock trades on the Nasdaq National Market under the symbol “SMMX.”

The accompanying unaudited condensed consolidated financial statements have been prepared by management, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2005 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Discovery Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx IntelliChem, Inc., incorporated in Oregon, Symyx Technologies (UK) Limited, incorporated in the United Kingdom, and Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Segment revenue for prior periods has been reclassified to conform to the current period presentations.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates include future warranty expenditures and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between updates/enhancements and new products; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. For example, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements. (“EITF 00-21”), and other authoritative accounting literature. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance services, and the license of intellectual property. It is possible for the Company’s customers to work with it in multiple areas of its business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

Product Sales

Product sales revenue includes sales of Discovery Tools hardware and the license of associated software. The Company’s Discovery Tools systems are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Discovery Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Discovery Tools system, revenue from the sale of the Discovery Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative expenses.

Software License Fees

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis.

The Company considers all arrangements with payment terms longer than twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met.

Intellectual Property License Fees and Royalties

Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the agreements. Revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If there is a provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed or determinable.

Royalty revenue is recorded based on reported sales by third party licensees of products containing the Company’s materials and intellectual property. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or the option right expires.

Concentration of Revenue

For the three months ended March 31, 2005 and 2004, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended
	March 31,
	2005	2004
BP	$2,269	$862
The Dow Chemical Company	6,577	1,003
ExxonMobil	8,493	8,554
Pfizer	206	4,140
Total	$17,545	$14,559

The revenue from the above four customers has been included in the following reportable segments for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Collaborations	$11,599	$8,151
Discovery Tools	2,553	3,263
Software	2,111	2,395
Intellectual Property Licensing	1,282	750
Total	$17,545	$14,559

The revenue from the above four customers has been included in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Service revenue	$10,513	$7,239
Product sales	2,100	4,570
License fees and royalties	4,932	2,750
Total	$17,545	$14,559

Restricted Cash

The Company had restricted cash at December 31, 2004 of approximately $104,000 representing a security deposit required by the lease agreement for its Bend, Oregon facility. The requirement to retain the restricted cash was removed prior to March 31, 2005.

Inventories

Work in process inventory consists of customized Discovery Tools systems in the process of being built. Finished goods inventory consists of Discovery Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost determined on a specific identification basis or market. The following table summarizes the components of the Company’s inventory balance (in thousands):

	March 31,	December 31,
	2005	2004

Work in process	$2,002	$2,579
Finished goods	717	—
Total	$2,719	$2,579

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

Changes in the Company’s product warranty expense accrual during the three months ended March 31, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$653
New warranties issued during the period	93
Costs incurred during the period on specific systems	(80)
Changes in liability for pre-existing warranties during the period, including expirations	—
Balance as of March 31, 2005	$666

Goodwill

Goodwill will be tested using a fair-value-based approach for impairment on at least an annual basis, or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from 4.5 to 6.5 years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified during any of the periods presented.

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

Stock-Based Compensation

Compensation expense for options to purchase the Company’s common stock granted to non-employees has been determined in accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options to purchase the Company’s common stock granted to non-employees is periodically re-measured as the underlying options vest.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options assumed in connection with business combinations is determined as the difference between the exercise price and the fair market value of the Company’s common stock on the date options were assumed.  Deferred compensation is being amortized to expense on a graded vesting method. For purposes of the pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended
	March 31,
	2005	2004
Net income (loss):
As reported	$1,702	$2,007

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	5

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(10,719)	(1,523)
Pro forma	$(8,967)	$489

Basic net income (loss) per share:
As reported	$0.05	$0.06
Pro forma	$(0.28)	$0.02

Diluted net income (loss) per share:
As reported	$0.05	$0.06
Pro forma	$(0.28)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended
	March 31,
	2005	2004
Expected dividend	0.0%	0.0%
Risk-free interest rate	3.8%	2.5%
Expected volatility	52.5%	67.0%
Expected life (in years)	3.5	3.5

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three months ended March 31, 2005 and 2004 were $11.66 and $12.95 per share, respectively.

The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model and the following weighted average assumptions for issuances made in 2005 and 2004:

	Employee Stock Purchase Plan
	Three Months Ended
	March 31,
	2005	2004
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.7%	1.5%
Expected volatility	51.0%	48.0%
Expected life (in years)	1.62	0.75

Effect of New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company expects to adopt SFAS 123(R) using the modified-prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 of the Notes to Condensed Consolidated Financial Statements (“Stock Based Compensation”). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS 123(R).

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. (“SFAS 153”). SFAS 153 amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined but early application is permitted. The adoption of EITF Issue No. 04-10 is not expected to have a material impact on the Company’s financial statements.

2.     Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options. The computation of the weighted average number of shares outstanding for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Weighted-average shares used in computing basic net income per share	32,526	31,798
Dilutive effect of employee stock options, using the treasury stock method	1,736	2,050
Weighted-average shares used in computing diluted net income per share	34,262	33,848

3,466,000 and 1,533,000 shares of stock options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2005 and 2004 because all such securities are anti-dilutive for the respective periods.

3.     Related Party Transactions

As of March 31, 2005, the Company owns approximately 37% of shares outstanding of Ilypsa, Inc. The Company accounts for its ownership interest in Ilypsa on the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Ilypsa. As the Company’s investment in Ilypsa has no cost basis for accounting purposes under U.S. generally accepted accounting principles, the Company has not recorded any proportionate share of Ilypsa’s operating losses in its financial statements since the completion of Ilypsa’s initial financing.

On May 6, 2003, the Company entered into an 18-month Collaborative Research and License Agreement with Ilypsa. Under the terms of that Agreement, Ilypsa paid research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments were due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under that Agreement during the three months ended March 31, 2005 and 2004 amounted to $0 and $786,000, respectively. The revenue has been classified as service revenue in the Condensed Consolidated Income Statements.

Ilypsa also licensed software from the Company. The software support revenue reported by the Company for the three months ended March 31, 2005 amounted to $45,000 and has been classified as service revenue in the Condensed Consolidated Income Statements. The amount receivable from Ilypsa was $5,000 as of March 31, 2005 and $7,000 as of December 31, 2004.

The Company has no repurchase rights with respect to either the licensed technology or the results of research conducted under the Collaborative Research and License Agreement.

4.     Comprehensive Income

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

The components of comprehensive income, net of tax, for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$1,702	$2,007

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(70)	125
Foreign currency translation adjustment	(1)	(16)
Other comprehensive income (loss)	(71)	109
Comprehensive income	$1,631	$2,116

The components of accumulated other comprehensive loss, net of tax, at March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Unrealized losses on available-for-sale securities	$(547)	$(477)
Foreign currency translation adjustment	(13)	(12)
Accumulated other comprehensive loss	$(560)	$(489)

5. Segment Disclosure

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Symyx’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues. Revenue is defined as revenues from external customers.

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

Revenue is disaggregated into:

•                  Collaborations – research services on behalf of collaborative partners

•                  Discovery Tools – sale of select proprietary instruments and associated software and intellectual property

•                  Software – license of Symyx’s Renaissance and electronic laboratory notebook (iELN)  software and provision of associated support, maintenance, and consulting services

•                  Intellectual Property Licensing – license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s collaborations

•                  Sensors – development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended March 31, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$10,882	$—	$2,396	$13,278
Discovery Tools	825	2,679	3	3,507
Software	1,116	—	1,350	2,466
Intellectual Property Licensing	—	—	1,545	1,545
Sensors	565	—	147	712
Total	$13,388	$2,679	$5,441	$21,508

	Three Months Ended March 31, 2004
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$9,744	$—	$1,500	$11,244
Discovery Tools	654	3,568	6	4,228
Software	586	1,329	563	2,478
Intellectual Property Licensing	—	—	1,075	1,075
Sensors	263	—	191	454
Total	$11,247	$4,897	$3,335	$19,479

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended
	March 31,
	2005	2004

North America	$18,906	$17,303
Japan	733	1,705
Europe	1,869	471
Total	$21,508	$19,479

6. Intangible Assets

The Company acquired certain patent rights and know-how from a third party. It also obtained certain intangible assets in the acquisition of IntelliChem in November 2004. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives and carrying amounts of these intangible assets are as follows (in thousands):

		March 31, 2005			December 31, 2004
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)
Acquired technology	5.0	$3,130	$(1,787)	$1,343	$3,130	$(1,715)	$1,415
Trade name	4.5	860	(64)	796	860	(16)	844
Developed technology	4.5	8,370	(620)	7,750	8,370	(155)	8,215
Customer relationships	6.5	4,700	(241)	4,459	4,700	(60)	4,640
Total intangibles		$17,060	$(2,712)	$14,348	$17,060	$(1,946)	$15,114

Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $2,300,000 in the remainder of year 2005, $3,066,000 in each of the years 2006 and 2007, $3,058,000 in 2008, and $1,833,000 in 2009.

7. Subsequent Events

On April 1, 2005, the Company completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina. Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The Company paid approximately $13 million in cash, plus an additional potential payment of up to $4 million over a one-year period based on the achievement of incremental revenue targets. The Company also issued options to purchase 23,876 shares of its common stock in exchange for the outstanding unvested options to purchase Synthematix common stock that the Company assumed at the closing of the acquisition. In the second quarter of 2005, the Company expects to record a charge of approximately $1.6 million in connection with the purchase of in-process research and development in this acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion that all adjustments to condensed consolidated financial statements necessary to present fairly the financial position at March 31, 2005 and results of operations and cash flows for all periods presented have been made; (2) our expectation that we will adopt Statement 123(R) using the modified-prospective method; (3) our expectation that certain accounting pronouncements will not have a material impact on our financial statements; (4) our expectation that our cash flows and revenue for 2005 will be comprised in large part of payments to be made and revenue under research and development collaborations together with product sales and license fees and royalties; (5) our expectation that we will continue to make significant investments in research and development and that we will expand our operations and employee base; (6) our expectation that we will record a charge of approximately $1.6 million of in-process research and development in connection with an acquisition in the second quarter of 2005; (7) our expectation that a significant portion of our total revenue will continue to be generated from a few key customers; (8) our expectation that the cost of products will fluctuate from period to period; (9) our expectation that we will continue to devote substantial resources to research and development; (10) our expectation that sales, general and administrative expenses as a percentage of total revenue will decrease but that the absolute dollar amount will increase; (11) our expectation that interest income in 2005 will be slightly greater than 2004; (12) our expectation that we will continue to make significant investments in the purchase of property and equipment; (13) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient for at least the coming year; (14) our expectation that we will recognize committed but unrecognized revenue of approximately $70 million in the remainder of fiscal 2005 and that we have approximately $231 million in revenue backlog to be realized in fiscal 2006 and beyond; (15) our intention to augment the committed revenue base with new and extended collaborations, new tool sales, and new intellectual property and software licenses; (16) our expectation that we will meet the commitment set forth in the Collaborative Development and License Agreement with Intermolecular; (17) our expectation that the ultimate costs to resolve any litigation that we may become a party to will not have a material adverse effect on our financial position; (19) our belief that we carry adequate insurance; and (20) our expectation that ExxonMobil, The Dow Chemical Company and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Risk Factors” and in other sections of this Report. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See the section below captioned “Risk Factors,” as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following:  (1) the market may not accept our products and services; (2)  we may lose one or more of our major customers or partners; (3) we have concentrated reliance on certain major collaborators to successfully commercialize products; (4) we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; (5) the pace, quality or number of our discoveries of new materials may be inadequate; (6) uncertainties exist as to patent protection and litigation; (7) our future growth strategy, including impact of acquisitions, mergers or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies are unsuccessful; (8) assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors or fraud; (9) general economic conditions in the United States and in major European and Asian markets; (10) exposure to risks associated with export sales and operations; and (11) natural disasters, power failures and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2005 (SEC File No. 000-27765).

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Our revenue and cash flows from operations have come from research collaborations, sale of instruments, and licensing of intellectual property, materials, software and technologies. We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical and petrochemical, pharmaceutical, electronics, consumer goods and automotive industries. We expect that our cash flows and revenue for 2005 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product sales and license fees and royalties.

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

In the quarter ended March 31, 2005, our revenue increased 10% to $21.5 million from $19.5 million for the same period in 2004. This increase resulted largely from the expansion of service revenue under our alliance with The Dow Chemical Company and the increase of license fees and royalty revenue, partially offset by the decrease in revenue from Discovery Tools sales. Our net income decreased from $2.0 million in the quarter ended March 31, 2004 to $1.7 million for the same period in 2005. The decrease was primarily due to the charges related to the acquisition of Symyx IntelliChem, Inc. (formerly IntelliChem, Inc. or IntelliChem).

As of March 31, 2005, our retained earnings were approximately $11.9 million. However, we may incur losses from operation in future periods that may return us to the state of accumulated deficits as we continue to expand staffing, equipment, and facilities, and due to the requirement to expense employee stock options after January 1, 2006. See “Risk Factors.”

Business Combination on April 1, 2005

On April 1, 2005, we completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina. Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. We paid approximately $13 million in cash, plus an additional potential payment of up to $4 million based on the achievement of 2005 revenue targets. We also issued options to purchase 23,876 shares of our common stock in exchange of the outstanding unvested options to purchase Synthematix common stock that we assumed at the closing of the acquisition. In the second quarter of 2005, we expect to record a charge of approximately $1.6 million in connection with the purchase of in-process research and development in this acquisition.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved, determining whether a valuation allowance is necessary for deferred tax assets, and determining the useful life of intangible assets. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and any royalty revenue.  In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue between the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

Product Sales

We recognize revenue from the sale of Discovery Tools hardware and the license of associated software, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Discovery Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Discovery Tools system, revenue from the sale of the Discovery Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements.

Software License Fees

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not reasonably assured, in which case we recognize revenue only when each of these criteria have been met. We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

We recognize royalty revenue based on reported sales by third party licensees of products containing our materials and intellectual property. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a further discussion of our revenue recognition policies.

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. For the three months ended March 31, 2005 and 2004, we have recorded a favorable adjustment of approximately $0 and $140,000, respectively.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense our software development costs when incurred.

Inventories

We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 6 of the Notes to Condensed Consolidated Financial Statements, the amortization expense of intangibles for the three months ended March 31, 2005 would have been increased by $198,000. We will conduct impairment reviews of intangible assets annually or when circumstances indicate the impairment of intangible assets. We will also review the estimated economic life of intangible assets when circumstances indicate the change of economic life of intangible assets.

Employee Stock Options

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options assumed in connection with business combinations is determined as the difference between the exercise price and the deemed fair market value of our common stock on the date options were assumed. Deferred compensation is being amortized on a graded vesting method. Had we elected to expense stock options based on their fair value in accordance with SFAS 123, we would have reported a net loss of approximately $9.0 million and a net income of $489,000, respectively, for the three months ended March 31, 2005 and 2004.

Results of Operations

Revenue

Our total revenue for the three months ended March 31, 2005 was $21.5 million, compared to $19.5 million from the same period in 2004. This increase was primarily due to the expansion of revenue under the alliances with ExxonMobil and The Dow Chemical Company, partially offset by the decrease in Discovery Tools sales.

BP, The Dow Chemical Company, ExxonMobil, and Pfizer accounted for 11%, 31%, 39% and 1% of total revenue, respectively, for the three months ended March 31, 2005, and for 4%, 5%, 44% and 21% of revenue, respectively, for the same period in 2004. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

We segregate revenue by the following segments (in thousands):

	Three Months Ended March 31,
	2005	2004

Collaborations	$13,278	$11,244
Discovery Tools	3,507	4,228
Software	2,466	2,478
Intellectual Property Licensing	1,545	1,075
Sensors	712	454
Total	$21,508	$19,479

Collaborations Revenue

The Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The increases in Collaborations revenue for the three months ended March 31, 2005 over the same periods in 2004 resulted primarily from increased funding received in 2005 under the Dow alliance and the extended research collaboration agreements with BP and Univation.

Discovery Tools Revenue

The Discovery Tools group generates revenue primarily from the sale of Discovery Tools systems comprising hardware, associated software and intellectual property.

Discovery Tools revenue for the three months ended March 31, 2005 was mainly attributable to the sale of 3 modular Discovery Tools systems to two chemical companies. Discovery Tools revenue for the three months ended March 31, 2004 was largely attributable to the shipment of a Discovery Tools polymorph system to Pfizer, Inc. The modular systems sold in 2005 were each significantly less complex than the complete polymorph system workflow sold in 2004. As a result, Discovery Tools revenue in the first three months of 2005 decreased compared to the same period in 2004.

Software Revenue

The Software group generates revenue primarily from the licensing of Renaissance and electronic laboratory notebook (iELN) software and provision of associated support, maintenance and consulting services.

Software revenue in both the three months ended March 31, 2005 and 2004 consisted primarily of license fees received under the alliances with ExxonMobil and The Dow Chemical Company.

Intellectual Property Licensing Revenue

The Intellectual Property Licensing group generates revenue primarily from the licensing fees received from licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

Intellectual Property Licensing revenue for the three months ended March 31, 2005 increased compared to the same period in 2004 primarily due to payments received from The Dow Chemical Company in 2005 as a result of their commercialization of the VERSIFY product line.

Sensors Revenue

The Sensors group offers development services and licenses for specific applications to our sensor technology.  Our sensors revenue in the three months ended March 31, 2005 increased 57% from that of the same period in 2004 primarily due to payments received from Univation under the collaboration agreement.

Cost of Products Sold

Cost of products sold was approximately $1.4 million, or 51% of product sales revenue for the three months ended March 31, 2005, compared to $1.7 million, or 34% of product sales revenue for the same period in 2004. The fluctuations in the cost of products sold was primarily due to the change in the product mix shipped in the respective quarters.

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

The cost of products sold will also be affected by the adjustment of the warranty expense accrual for the previous sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made.

Research and Development Expenses

Our research and development expenses consist primarily of:

•    salaries and other personnel-related expenses;

•    facility costs;

•    supplies; and

•    depreciation of facilities and laboratory equipment.

Total research and development expenses for the three months ended March 31, 2005 were $11.4 million, an increase of approximately 6% from the same period in 2004. The increase was primarily due to the increase of salaries and other personnel-related expenses for the additional headcount added through the acquisition of IntelliChem and additional headcount added to meet our contractual obligations under our alliance agreement with The Dow Chemical Company.

Research and development expenses represented 53% and 56% of total revenue in the three months ended March 31, 2005 and 2004, respectively. Our core offerings are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first three months of 2005, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts

BP	12/31/2005	Catalysts for certain commodity chemicals
Dow	12/31/2009	Polyolefin catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on Full Time Equivalent (“FTE”) effort, that approximately 91% of research and development efforts in the first three months of 2005 were undertaken for collaborative projects funded by our partners, approximately 4% of research and development efforts were for our own internally funded research and approximately 5% of research and development efforts were related to our Discovery Tools business.  Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended March 31, 2005 were $5.9 million, an increase of 44% from $4.1 million for the same period in 2004. The increase is primarily due to increased salary related costs and travel expenses resulting from additional headcount in sales force and a higher sales activity level.

Sales, general and administrative expenses represented 31% and 21% of total revenue for the three months ended March 31, 2005 and 2004, respectively. We expect that our sales, general and administrative expenses as a percentage of total revenue will decrease as we improve our revenue. However, we expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•                       have expanded our business development and sales staff to 4-fold with the acquisitions of IntelliChem and Synthematix and may continue to expand our personnel as a result of future acquisitions;

•                       add to and improve our existing laboratory and engineering facilities; and

•                       incur escalating costs related to being a public company, such as increasing professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets Arising from a Business Combination

In connection with the acquisition of IntelliChem in November 2004, we recorded $13.9 million intangible assets (See Note 6 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. For the three months ended March 31, 2005, we recorded $694,000 of amortization of intangible assets expense related to this acquisition.

Interest and Other Income

Interest and other income for the three months ended March 31, 2005 was $802,000. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income of $519,000 for the three months ended March 31, 2004, interest income for the same periods in 2005 increased due to the impact of higher average interest rates in 2005. Although we have used approximately $39.9 million  of cash in our acquisition of IntelliChem and Synthematix, we anticipate that our interest income in 2005 will be slightly greater than 2004 due to the impact of the recent interest rate increases and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

We recorded an income tax expense of $1.2 million and $1.4 million for the three month periods ended March 31, 2005 and 2004, respectively. The effective tax rate was 41% and 40%, respectively, for the three month periods ended March 31, 2005 and in 2004.

Recent Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We are required to adopt SFAS 123(R) no later than January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. We expect to adopt SFAS 123(R) using the modified-prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 1 of the Notes to Consolidated Financial Statements (“Stock Based Compensation”). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the impact on our financial statements upon the adoption of SFAS 123(R).

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29 (“SFAS 153”). SFAS 153 amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

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

Balance Sheet and Cash Flows

We had positive cash flow from operations and financing activities and used cash in investing activities for the three months ended March 31, 2005. At March 31, 2005 we had cash, cash equivalents and available-for-sale securities of approximately $148.2 million, an increase of $11.7 million from December 31, 2004.

As of March 31, 2005, we had no long-term liabilities.

Our operating activities provided $12.9 million and $5.9 million of cash during the three months ended March 31, 2005 and 2004, respectively. The sources of cash for the three month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of inventory build-up and receipts of payments that revolve around the shipments of Discovery Tools systems.

Net cash used in investing activities during the three months ended March 31, 2005 and 2004 were $0.5 million and $6.5 million, respectively. The fluctuations from period to period were due primarily to the timing of purchases, sales and maturity of securities and purchases of property and equipment. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

Financing activities provided cash of $1.2 million and $4.4 million during the three months ended March 31, 2005 and 2004, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from our employee stock purchase plan.

Current liabilities as of March 31, 2005 decreased by $504,000 compared to December 31, 2004.

We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available on terms favorable to us or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $70 million in the remainder of fiscal 2005. We also have approximately $231 million in revenue backlog to be realized in fiscal 2006 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

As of March 31, 2005, our principal commitments were $11.4 million. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory and fixed assets. We will satisfy these obligations as they become due over the next six years.

Future commitments under the operating leases for our facilities and purchase commitments for inventory and fixed assets as of March 31, 2005 are as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Facility Commitments	$10,225	$2,092	$4,263	$3,090	$780
Purchase Commitments	1,139	1,139	—	—	—
Total	$11,364	$3,231	$4,263	$3,090	$780

Other Commitments

As discussed in the “Off Balance Sheet Financing and Related Party Transactions” below, our committed investments to the Collaborative Development and License Agreement with Intermolecular, Inc. as of March 31, 2005 were $1.7 million. We will meet this commitment in the next three years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is typically limited to no more than the amount paid by the customer. As of March 31, 2005, we were not subject to any pending litigation.

Contingencies

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

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2005. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended March 31, 2005 were:

•                       Revenue received for software maintenance and support from Ilypsa, Inc. during the three months ended March 31, 2005 amounted to $45,000;

•                       Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati which provides legal services with respect to real estate issues, for which they receive compensation at normal commercial rates;

•                       On March 17, 2005, we entered into a Collaborative Development and License Agreement with Intermolecular, Inc. Under the agreement, the two companies will work together to conduct research and development activities with respect to materials for use in semiconductor applications.  Each party is bearing its own expenses. Thomas Baruch, one of our board members, is a director of Intermolecular, Inc. and his fund, CMEA Ventures, holds a 17.5% interest in Intermolecular, Inc. and W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular, Inc. and a holder of options to purchase 115,000 shares of common stock of Intermolecular, Inc.

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

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 39% and 31%, respectively, of our total revenue for the three months ended March 31, 2005. Our largest three customers accounted for 81% of our total revenue for the three months ended March 31, 2005. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and an adverse impact on our financial results and this may cause the market price of our common stock to fall.

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

If we license our discovered materials or methodologies to other companies, we typically do not receive royalties on sales of products by our partners until they have commenced commercial sales of products containing our materials or produced using our methods. The commercialization of discovered materials can be a long and expensive process. The failure of our partners to commercialize development candidates resulting from our research efforts would reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.

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

We are dependent on the research and development activities of companies in the chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive industries, and declines or reductions in research and development activities in these industries could harm our business

The market for our discovery services and instrumentation within the chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, pharmaceutical, electronics, consumer goods, and automotive companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical and petrochemical, pharmaceutical, electronics, consumer goods, and automotive companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Discovery Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

Failure to integrate our various software products and achieve customer acceptance of the electronic laboratory notebook technology would harm our revenue and operating results

We recently acquired Symyx IntelliChem, Inc. and Synthematix, Inc., providers of intelligent electronic lab notebooks. Our success is partially dependent on our ability to successfully integrate the software we acquired in the acquisition with our existing software. If the integrated software products do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and operating results.

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

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team

We have recently engaged in two acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate any acquired business into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

•      customers’ willingness to renew annual right to use software licenses;

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

•  investors’ perception that we have not validated parts of our business model;

•  changes in investors’ levels of risk aversion;

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

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and will also reduce our profitability

The Financial Accounting Standards Board issued SFAS No. 123(R), which we are required to adopt no later than January 1, 2006. This statement will require us to treat the value of stock options granted to employees as an expense. When we are required to expense stock option grants, it will reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, once we are required to expense stock option grants, our profitability will be reduced. We may need to reevaluate the use of stock options as an employee recruitment and retention tool.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments.  During the course of our testing we may identify deficiencies that we are required to remediate in order to comply with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, there are certain areas of accounting such as income tax that involves extremely complex rules that vary by country, where an innocent error, not misconduct, could deem to be a significant deficiency or a material weakness in the internal control. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price.

If our products contain software defects, it could harm our revenues and expose us to litigation.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

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

There have been no material changes in the reported market risks since December 31, 2004.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 3, 2005	/s/ Steven D. Goldby
Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2005	/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.