Form 10-Q
period 2005-06-30
SYMYX TECHNOLOGIES INC
filed 2005-08-04
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 29, 2005, Registrant had outstanding 32,952,162 shares of Common Stock, $.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Service revenue	$13,442	$10,404	$26,830	$21,651
Product sales	4,351	5,467	7,030	10,364
License fees and royalties	6,259	3,045	11,700	6,380
Total revenue	24,052	18,916	45,560	38,395

Operating expenses:
Cost of products sold	1,962	1,940	3,330	3,618
Research and development	12,542	10,422	23,981	21,264
Sales, general and administrative	6,660	4,311	12,596	8,422
Acquired in-process research and development	1,590	—	1,590	—
Amortization of intangible assets arising from businesscombinations	859	—	1,553	—
Total operating expenses	23,613	16,673	43,050	33,304

Income from operations	439	2,243	2,510	5,091
Interest and other income	873	716	1,675	1,235
Income before income tax expense	1,312	2,959	4,185	6,326
Income tax expense	926	1,247	2,097	2,607
Net income	$386	$1,712	$2,088	$3,719

Basic net income per share	$0.01	$0.05	$0.06	$0.12

Diluted net income per share	$0.01	$0.05	$0.06	$0.11

Shares used in computing basic net income per share	32,647	32,040	32,587	31,919

Shares used in computing diluted net income per share	34,338	33,882	34,300	33,865

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,107	$19,459
Restricted cash	25	104
Available-for-sale securities	124,327	117,082
Accounts receivable	5,789	10,954
Inventories	2,442	2,579
Deferred tax assets, current	3,991	3,885
Interest receivable and other current assets	3,179	4,291
Total current assets	159,860	158,354

Property, plant and equipment, net	22,424	22,679
Goodwill	17,726	9,283
Intangible assets, net	16,555	15,114
Deferred tax and other assets	1,180	1,572
Total assets	$217,745	$207,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,327	$5,307
Accrued compensation and employee benefits	3,650	3,929
Income taxes payable	2,800	1,927
Deferred rent	761	747
Deferred revenue	6,760	3,430
Warranty expense accrual	601	653
Total current liabilities	19,899	15,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 32,725,470 and 32,484,589 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	33	32
Additional paid-in capital	186,441	181,846
Deferred stock compensation	(570)	(618)
Accumulated other comprehensive loss	(384)	(489)
Retained earnings	12,326	10,238
Total stockholders’ equity	197,846	191,009
Total liabilities and stockholders’ equity	$217,745	$207,002

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$2,088	$3,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,529	6,806
Amortization of intangible assets arising from business combinations	1,553	—
Acquired in-process research and development	1,590	—
Stock-based compensation	206	147
Gain on sale of property, plant and equipment	—	(155)
Changes in operating assets and liabilities, excluding effects of business acquisition:
Restricted cash	104	—
Accounts receivable	5,708	(2,815)
Inventories	137	1,011
Interest receivable and other current assets	1,145	277
Other long-term assets	243	(10)
Accounts payable and other accrued liabilities	(287)	45
Accrued compensation and employee benefits	(463)	426
Income taxes payable	873	2,606
Deferred rent	14	40
Deferred revenue	3,134	(4,723)
Warranty expense accrual	(52)	37
Net cash provided by operating activities	21,522	7,411

Investing activities
Purchase of property, plant and equipment, net	(3,372)	(2,535)
Purchase of available-for-sale securities	(74,222)	(54,409)
Proceeds from maturities of available-for-sale securities	65,415	44,818
Acquisition of a business, net of cash acquired	(12,760)	—
Net cash used in investing activities	(24,939)	(12,126)

Financing activities
Proceeds from issuance of common stock	4,083	6,470
Repayment of stockholder notes receivable	—	134
Net cash provided by financing activities	4,083	6,604

Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(14)
Net increase in cash and cash equivalents	648	1,875
Cash and cash equivalents at beginning of period	19,459	17,110
Cash and cash equivalents at end of period	$20,107	$18,985

Supplemental disclosure of cash flow information

Income taxes paid, net	$367	$4

Supplemental disclosure of non-cash investing and financing activities
Employee stock options assumed in connection with acquisition	$571	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2005 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Discovery Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx IntelliChem, Inc., incorporated in Oregon, Synthematix, Inc., incorporated in Delaware, Symyx Technologies (UK) Limited, incorporated in the United Kingdom, and Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”), and other authoritative accounting literature. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance services, and the license of intellectual property. It is possible for the Company’s customers to work with it in multiple areas of its business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount for the undelivered elements is recognized as revenue related to delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

The Company considers all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met.

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

Concentration of Revenue

For the three and six months ended June 30, 2005 and 2004, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
ExxonMobil	$8,308	$9,734	$16,801	$18,288
The Dow Chemical Company	6,335	1,018	12,912	2,021
Pfizer	145	63	351	4,202
Total	$14,788	$10,815	$30,064	$24,511

The revenue from the above three customers has been included in the following reportable segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Collaborations	$9,628	$7,354	$19,023	$14,643
Discovery Tools	1,721	1,541	4,274	4,803
Software	2,410	1,170	4,456	3,565
IP and Materials Licensing	1,029	750	2,311	1,500
Total	$14,788	$10,815	$30,064	$24,511

The revenue from the above three customers has been included in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service revenue	$8,318	$6,490	$16,604	$12,866
Product sales	1,617	1,522	3,717	6,092
License fees and royalties	4,853	2,803	9,743	5,553
Total	$14,788	$10,815	$30,064	$24,511

Restricted Cash

The Company had restricted cash at December 31, 2004 of approximately $104,000 representing a security deposit required by the lease agreement for its Bend, Oregon facility. The requirement to retain the restricted cash was removed in March 2005.  The Company had restricted cash at June 30, 2005 of approximately $25,000 representing a security deposit required by corporate credit cards issued to employees of Synthematix, Inc. These credit cards are scheduled to be terminated in the third quarter of 2005.

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

	June 30, 2005	December 31, 2004

Work in process	$2,288	$2,579
Finished goods	154	—
Total	$2,442	$2,579

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

Changes in the Company’s product warranty expense accrual during the six months ended June 30, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$653
New warranties issued during the period	224
Costs incurred during the period on specific systems	(149)
Changes in liability for pre-existing warranties during the period, including expirations	(127)
Balance as of June 30, 2005	$601

Goodwill

Goodwill will be tested using a fair-value-based approach for impairment on at least an annual basis, generally during the last quarter of the fiscal year, or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from less than 2 years to 7 years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified during any of the periods presented.

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

Stock-Based Compensation

Compensation expense for options to purchase the Company’s common stock granted to non-employees has been determined in accordance with the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options to purchase the Company’s common stock granted to non-employees is periodically re-measured as the underlying options vest.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options assumed in connection with business combinations is determined as the difference between the exercise price and the fair market value of the Company’s common stock on the date options were assumed. Deferred compensation is being amortized to expense on a graded vesting method. For purposes of the pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods on a graded vesting method.

Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$386	$1,712	$2,088	$3,719

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	88	2	138	7

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,420)	(1,399)	(13,139)	(2,922)
Pro forma	$(1,946)	$315	$(10,913)	$804

Basic net income (loss) per share:
As reported	$0.01	$0.05	$0.06	$0.12
Pro forma	$(0.06)	$0.01	$(0.34)	$0.03

Diluted net income (loss) per share:
As reported	$0.01	$0.05	$0.06	$0.11
Pro forma	$(0.06)	$0.01	$(0.34)	$0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	3.3%	3.8%	2.8%
Expected volatility	56.0%	61.0%	56.0%	67.0%
Expected life (in years)	3.5	3.5	3.5	3.5

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models may not necessarily provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three and six months ended June 30, 2005 were $11.43 and $12.23 per share, respectively; the weighted-average estimated fair values of employee stock options granted during the three and six months ended June 30, 2004 were $11.36 and $12.14 per share, respectively.

The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes option pricing model and the following weighted average assumptions for issuances made in 2005 and 2004:

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	1.7%	2.2%	1.7%
Expected volatility	45.0%	51.0%	45.0%	51.0%
Expected life (in years)	0.5	1.4	0.5	1.4

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and StatementNo. 3. (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

2.       Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options. The computation of the weighted average number of shares outstanding for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average shares used in computing basic net income per share	32,647	32,040	32,587	31,919
Dilutive effect of employee stock options, using the treasury stock method	1,690	1,842	1,713	1,946
Weighted-average shares used in computing diluted net income per share	34,337	33,882	34,300	33,865

The Company excluded 4,203,000 and 1,799,000 shares subject to outstanding stock options from the calculation of diluted net income per share for the three months ended June 30, 2005 and 2004, respectively, because all such securities are anti-dilutive for the respective periods. The Company also excluded 4,203,000 and 1,773,000 shares subject to outstanding stock options from the calculation of diluted net income per share for the six months ended June 30, 2005 and 2004, respectively, for the same reason.

3.       Related Party Transactions

In June 2005, after Ilypsa, Inc. completed the first part of its Series B Financing, the Company’s ownership of Ilypsa’s shares outstanding fell from approximately 37% to approximately 18%. As a result, the Company changed the way it accounts for its ownership interest in Ilypsa from the equity method to the cost method as the Company does not have the ability to exert significant influence on the strategic, operating, investing and financing activities of Ilypsa. While using the equity method, the Company had not recorded any proportionate share of Ilypsa’s operating losses in its financial statements as the Company’s investment in Ilypsa had no cost basis for accounting purposes under U.S. generally accepted accounting principles.

On May 6, 2003, the Company entered into an 18-month Collaborative Research and License Agreement with Ilypsa. Under the terms of that Agreement, Ilypsa paid research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments were due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under that Agreement during the three and six months ended June 30, 2004 amounted to $375,000 and $1,161,000, respectively. This revenue has been classified as service revenue in the Condensed Consolidated Income Statements. The Agreement expired in 2004.

Ilypsa also licensed software from the Company. The software support revenue reported by the Company for the three and six months ended June 30, 2005 amounted to $45,000 and $90,000, respectively. This revenue has been classified as service revenue in the Condensed Consolidated Income Statements. The amount receivable from Ilypsa was approximately $5,000 as of June 30, 2005 and $7,000 as of December 31, 2004.

4.       Comprehensive Income

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

The components of comprehensive income, net of tax, for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$386	$1,712	$2,088	$3,719

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	193	(488)	123	(363)
Foreign currency translation adjustment	(17)	2	(18)	(14)
Other comprehensive income (loss)	176	(486)	105	(377)
Comprehensive income	$562	$1,226	$2,193	$3,342

The components of accumulated other comprehensive loss, net of tax, at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Unrealized losses on available-for-sale securities	$(354)	$(477)
Foreign currency translation adjustment	(30)	(12)
Accumulated other comprehensive loss	$(384)	$(489)

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

Revenue is disaggregated into:

•                       Collaborations – research services on behalf of collaborative partners

•                       Discovery Tools – sale of select proprietary instruments and associated software and intellectual property

•                       Software – license of Symyx’s Renaissance and electronic laboratory notebook (iELN)  software and provision of associated support, maintenance, and consulting services

•                       Intellectual Property and Material Licensing (“IP and Materials Licensing”) – license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s collaborations

•                       Sensors – development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended June 30, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$10,603	$—	$2,520	$13,123
Discovery Tools	802	4,351	7	5,160
Software	1,493	—	1,586	3,079
IP and Materials Licensing	—	—	1,770	1,770
Sensors	544	—	376	920
Total	$13,442	$4,351	$6,259	$24,052

	Three Months Ended June 30, 2004
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$8,872	$—	$1,500	$10,372
Discovery Tools	694	5,467	6	6,167
Software	688	—	590	1,278
IP and Materials Licensing	—	—	758	758
Sensors	150	—	191	341
Total	$10,404	$5,467	$3,045	$18,916

	Six Months Ended June 30, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$21,484	$—	$4,916	$26,400
Discovery Tools	1,628	7,030	10	8,668
Software	2,608	—	2,936	5,544
IP and Materials Licensing	—	—	3,315	3,315
Sensors	1,110	—	523	1,633
Total	$26,830	$7,030	$11,700	$45,560

	Six Months Ended June 30, 2004
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$18,615	$—	$3,000	$21,615
Discovery Tools	1,348	9,035	13	10,396
Software	1,275	1,329	1,152	3,756
IP and Materials Licensing	—	—	1,833	1,833
Sensors	413	—	382	795
Total	$21,651	$10,364	$6,380	$38,395

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America	$21,615	$17,064	$40,521	$34,396
Japan	841	1,446	1,574	3,121
Europe	1,596	406	3,465	878
Total	$24,052	$18,916	$45,560	$38,395

6. Business Acquisition

On April 1, 2005, Symyx completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina. Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The acquisition was accounted for using the purchase method. The results of Synthematix’s operations have been included in the Company’s consolidated financial statements since that date.

The preliminary purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

Additional purchase price consideration of up to $4,000,000 may be payable upon the achievement of certain 2005 revenue targets by Synthematix. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2005.

Stock options were valued using the Black-Scholes option pricing model. The assumptions used in calculating fair value were as follows:

	Group A Options	Group B Options	Group C Options
Expected life (years)	2	0.5	2
Risk-free rate	2.0%	1.7%	2.0%
Expected dividend yield	0%	0%	0%
Volatility	51.0%	51.0%	51.0%
Fair value per share	$26.42	$24.77	$18.79

The intrinsic value of these options, totaling approximately $216,000, has been recorded as deferred stock compensation.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The preliminary purchase price allocation is as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$708
Current deferred tax assets	106
In-process research and development	1,590
Bargain lease arrangement	10
Trade name	280
Developed technology	2,350
Customer relationships	500
Unearned stock compensation	216
Deferred tax liabilities	(188)
Goodwill	8,443
Total	$14,015

The fair values of Synthematix’s net tangible assets as of the acquisition date were (in thousands):

Amount
Cash	$616
Restricted cash	25
Accounts receivable, net	543
Prepaids and other assets	100
Plant, property and equipment	71
Investments and other non-current assets	40
Accounts payable and other accrued liabilities	(307)
Accrued compensation	(184)
Deferred revenue	(196)
Total	$708

Pro forma financial information is not provided because the acquisition was not material to the Company’s financial statements.

7. Intangible Assets

The Company acquired certain patent rights and know-how from a third party. It also obtained certain intangible assets in the acquisitions of IntelliChem, Inc. and Synthematix, Inc. in November 2004 and April 2005, respectively. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives and carrying amounts of these intangible assets are as follows (in thousands):

		June 30, 2005			December 31, 2004
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(1,861)	$1,269	$3,130	$(1,715)	$1,415
Bargain lease	< 2	10	(1)	9	—	—	—
Trade name	4.5	1,140	(127)	1,013	860	(16)	844
Developed technology	4.5	10,720	(1,216)	9,504	8,370	(155)	8,215
Customer relationships	6.5 - 7	5,200	(440)	4,760	4,700	(60)	4,640
Total intangibles		$20,200	$(3,645)	$16,555	$17,060	$(1,946)	$15,114

Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $1,864,000 in the remainder of 2005, $3,727,000 in 2006, $3,722,000 in 2007, $3,713,000 in 2008, and $2,343,000 in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion that all adjustments to condensed consolidated financial statements necessary to present fairly the financial position at June 30, 2005 and results of operations and cash flows for all periods presented have been made; (2) our expectation that we will adopt Statement 123(R) using the modified-prospective method; (3) our expectation that certain accounting pronouncements will not have a material impact on our financial statements; (4) our expectation that our cash flows and revenue for 2005 will be comprised in large part of payments to be made and revenue under research and development collaborations together with product sales and license fees and royalties; (5) our expectation that we will continue to make significant investments in research and development and that we will expand our operations and employee base; (6) our expectation that we will record a charge of approximately $1.6 million of in-process research and development in connection with an acquisition in the second quarter of 2005; (7) our expectation that a significant portion of our total revenue will continue to be generated from a few key customers; (8) our expectation that the cost of products will fluctuate from period to period; (9) our expectation that we will continue to devote substantial resources to research and development; (10) our expectation that sales, general and administrative expenses as a percentage of total revenue will decrease but that the absolute dollar amount will increase; (11) our expectation that interest income in 2005 will be slightly greater than 2004; (12) our expectation that we will continue to make significant investments in the purchase of property and equipment; (13) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient for at least the coming year; (14) our expectation that we will recognize committed but unrecognized revenue of approximately $54 million in the remainder of fiscal 2005 and that we have approximately $236 million in revenue backlog to be realized in fiscal 2006 and beyond; (15) our intention to augment the committed revenue base with new and extended collaborations, new tool sales, and new intellectual property and software licenses; (16) our expectation that we will meet the commitment set forth in the Collaborative Development and License Agreement with Intermolecular; (17) our expectation that the ultimate costs to resolve any litigation that we may become a party to will not have a material adverse effect on our financial position; (18) our belief that we carry adequate insurance; and (19) our expectation that ExxonMobil, The Dow Chemical Company and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2005 (SEC File No. 000-27765), and in conjunction with information the Company has made available to the public in filings with the Securities and Exchange Commission subsequent to such Report.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Our revenue and cash flows from operations have come from research collaborations, sales of instruments, and licensing of intellectual property, materials, software and technologies. We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical and petrochemical, pharmaceutical, electronics, consumer goods and automotive industries. We expect that our cash flows and revenue for 2005 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product sales and license fees and royalties.

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

In the three months ended June 30, 2005, our revenue increased 27% to $24.1 million from $18.9 million for the same period in 2004. This increase resulted largely from the expansion of service revenue under our alliance with The Dow Chemical Company and the increase in license fees and royalty revenue, partially offset by a decrease in revenue from Discovery Tools sales. Our net income decreased from $1.7 million in the three months ended June 30, 2004 to $0.4 million for the same period in 2005. In the six months ended June 30, 2005, our revenue increased 19% to $45.6 million from $38.4 million for the same period in 2004. Our net income decreased from $3.7 million in the six months ended June 30, 2004 to $2.1 million for the same period in 2005. The decrease in net income for the three and six month periods ended June 30, 2005 was primarily due to an in-process research and development charge of $1.6 million in the three months ended June 30, 2005, and other charges, including charges related to the acquisitions of Symyx IntelliChem, Inc. and Synthematix, Inc.

Business Acquisition on April 1, 2005

On April 1, 2005, we completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina.  Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The results of Synthematix’s operations have been included in our consolidated financial statements since that date.

The preliminary purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

Additional purchase consideration of up to $4,000,000 may be payable upon the achievement of certain 2005 revenue targets by Synthematix. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisitions. No contingent consideration was recorded as of June 30, 2005.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the preliminary purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess preliminary purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to the Company’s software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding the preliminary purchase price allocation.

In performing this preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Synthematix’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 15% to 17.5%. These discount rates were determined after consideration of the Company’s rate of return and the weighted average return on assets. Risks the Company identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At June 30, 2005, identifiable intangible assets purchased in the Synthematix acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 4.9 years - no significant residual value is estimated for these assets:

	Amount	Useful Life
Bargain lease arrangement	$10	< 2 years
Trade name	280	4.5 years
Developed technology	2,350	4.5 years
Customer relationships	500	7.0 years
Balance at June 30, 2005, at cost	$3,140	4.9 years

The IPR&D project that Synthematix has been working on was the development of next generation of Synthematix software. That software has not yet been proven to be technologically feasible but has been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 20% was used for IPR&D which is higher than the discount rate used to value other Synthematix assets due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results.

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

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue.  In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue between the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. For the six months ended June 30, 2005 and 2004, we have recorded favorable adjustments of approximately $127,000 and $140,000, respectively.

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

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of the Notes to Condensed Consolidated Financial Statements, the amortization expense of intangibles for the three and six months ended June 30, 2005 would have been increased by $243,000 and $321,000, respectively. We will conduct impairment reviews of intangible assets annually or when circumstances indicate the impairment of intangible assets. We will also review the estimated economic life of intangible assets when circumstances indicate the change of economic life of intangible assets.

Employee Stock Options

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options assumed in connection with business combinations is determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation is being amortized on a graded vesting method. Had we elected to expense stock options based on their fair value in accordance with SFAS 123, we would have reported a net loss of approximately $1.9 million and $10.9 million, respectively, for the three and six months ended June 30, 2005, and a net income of $315,000 and $804,000, respectively, for the three and six months ended June 30, 2004.

Results of Operations

Revenue

Our total revenue for the three months ended June 30, 2005 increased 27% to $24.1 million compared to $18.9 million from the same period in 2004. Our total revenue for the six months ended June 30, 2005 increased 19% to $45.6 million compared to $38.4 million from the same period in 2004. This increase was primarily due to the expansion of revenue under the alliance with The Dow Chemical Company and the increase in licensing fees and royalties, partially offset by the decrease in Discovery Tools sales.

The following table lists our major customers for the three and six months ended June 30, 2005 and 2004 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
ExxonMobil	34%	52%	37%	48%
The Dow Chemical Company	26%	5%	28%	5%
Pfizer	1%	0%	1%	11%
Total	61%	57%	66%	64%

We segregate revenue by the following segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Collaborations	$13,123	$10,372	$26,400	$21,615
Discovery Tools	5,160	6,167	8,668	10,396
Software	3,079	1,278	5,544	3,756
IP and Materials Licensing	1,770	758	3,315	1,833
Sensors	920	341	1,633	795
Total	$24,052	$18,916	$45,560	$38,395

Collaborations Revenue

The Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The increases in Collaborations revenue for the three and six months ended June 30, 2005 over the same periods in 2004 resulted primarily from increased funding received in 2005 under the Dow alliance and the extended research collaboration agreements with BP and Univation.

Discovery Tools Revenue

The Discovery Tools group generates revenue primarily from the sale of Discovery Tools systems comprising hardware, associated software and intellectual property.

Discovery Tools revenue for the three months ended June 30, 2005 was mainly attributable to the sale of three workflows to chemical and pharmaceutical companies and a modular Discovery Tools systems to a Japanese pharmaceutical company. Discovery Tools revenue for the three months ended June 30, 2004 was largely attributable to the shipment of four workflows to chemical and pharmaceutical companies and an academic institute. For the six months ended June 30, 2005, we sold three workflows and four modular systems. For the six months ended June 30, 2004, we sold five workflows. The modular systems sold in 2005 were each significantly less complex than the complete workflows sold in 2004. As a result, Discovery Tools revenue in the three and six months ended June 30, 2005 decreased compared to the same periods in 2004.

Software Revenue

The Software group generates revenue primarily from the licensing of Renaissance and electronic laboratory notebook (iELN) software and provision of associated support, maintenance and consulting services.

Software revenue in both the three and six months ended June 30, 2005 consisted primarily of license fees received under the alliances with ExxonMobil and The Dow Chemical Company.  Software revenue in both the three and six months ended June 30, 2004 consisted primarily of license fees received under the alliance with ExxonMobil, plus the revenue associated with the licensing of software to Pfizer, Inc. in the first quarter of 2004.

IP and Materials Licensing Revenue

The IP and Materials Licensing group generates revenue primarily from the licensing fees received from licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

IP and Materials Licensing revenue for the three and six months ended June 30, 2005 increased compared to the same periods in 2004 primarily due to payment received from UOP and payments received from The Dow Chemical Company in 2005 as a result of its commercialization of the VERSIFY product line.

Sensors Revenue

The Sensors group offers development services and licenses for specific applications to our sensor technology.  Our sensors revenue in the three and six months ended June 30, 2005 increased compared to the same periods in 2004 primarily due to payments received from Univation and an unnamed licensee under the collaboration agreements.

Cost of Products Sold

Cost of products sold was approximately $2.0 million, or 45% of product sales revenue for the three months ended June 30, 2005, compared to $1.9 million, or 35% of product sales revenue for the same period in 2004. Cost of products sold was approximately $3.3 million, or 47% of product sales revenue for the six months ended June 30, 2005, compared to $3.6 million, or 35% of product sales revenue for the same period in 2004. The fluctuations in the cost of products sold was in part due to the change in the product mix shipped in the respective quarters. Furthermore, in the first six months of 2004, approximately $1.3 million of software licensed on a perpetual basis and bundled together with a Discovery Tools system was treated as product sales revenue, causing an improved gross margin in that period.

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

Total research and development expenses for the three months ended June 30, 2005 were $12.5 million, an increase of approximately 20% from the same period in 2004. Total research and development expenses for the six months ended June 30, 2005 were $24.0 million, an increase of approximately 13% from the same period in 2004. The increase was primarily due to the increase of salaries and other personnel-related expenses for the additional headcount added through the acquisition of Symyx IntelliChem, Inc. and Synthematix, Inc., and additional headcount added to meet our contractual obligations under our alliance agreement with The Dow Chemical Company.

Research and development expenses represented 52% and 55% of total revenue in the three months ended June 30, 2005 and 2004, respectively. Research and development expenses represented 53% and 55% of total revenue in the six months ended June 30, 2005 and 2004, respectively. Our core offerings are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the three and six months ended June 30, 2005, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts

Dow	12/31/2009	Polyolefin catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on Full Time Equivalent (“FTE”) effort, that approximately 91% of research and development efforts in the first six months of 2005 were undertaken for collaborative projects funded by our partners, approximately 4% of research and development efforts were for our own internally funded research and approximately 5% of research and development efforts were related to our Discovery Tools business.  Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended June 30, 2005 were $6.7 million, an increase of 54% from $4.3 million for the same period in 2004. Sales, general and administrative expenses for the six months ended June 30, 2005 were $12.6 million, an increase of 50% from $8.4 million for the same period in 2004. The increase is primarily due to increased salary related costs and travel expenses resulting from additional headcount in our sales force and a higher sales activity level.

Sales, general and administrative expenses represented 28% and 23% of total revenue for the three months ended June 30, 2005 and 2004, respectively. Sales, general and administrative expenses represented 28% and 22% of total revenue for the six months ended June 30, 2005 and 2004, respectively. We expect that our sales, general and administrative expenses as a percentage of total revenue will decrease as we increase our revenue. However, we expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

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

Acquired In-Process Research and Development

In April 2005, we acquired Synthematix in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.6 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the Synthematix acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 2005.

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004 and Synthematix in April 2005, we recorded $17.1 million of intangible assets (See Note 7 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. For the three and six months ended June 30, 2005, we recorded $0.9 million and $1.6 million, respectively, of amortization of intangible assets expense related to these acquisitions.

Interest and Other Income

Interest and other income for the three and six months ended June 30, 2005 consisted of interest income of $0.9 million and $1.7 million, respectively. Interest and other income (expense), net, for the three and six months ended June 30, 2004 consisted of a gain from the sale of fixed assets to Ilypsa amounting to approximately $155,000 and interest income of approximately $561,000 and $1.1 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income of $0.6 million and $1.1 million for the three and six months ended June 30, 2004, interest income for the same periods in 2005 increased due to the impact of higher average interest rates in 2005. Although we have used approximately $12.8 million of cash in our acquisition of Synthematix, we anticipate that our interest income in 2005 will be slightly greater than 2004 due to the impact of recent interest rate increases and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

We recorded an income tax expense of $0.9 million and $2.1 million for the three and six months ended June 30, 2005, respectively, and $1.2 million and $2.6 million for the same periods in 2004, respectively. The effective tax rate was 71% and 42%, respectively, for the three month periods ended June 30, 2005 and 2004. The effective tax rate was 50% and 41%, respectively, for the six months ended June 30, 2005 and 2004. Excluding the impact of the charge for in-process research and development of $1.6 million, which is not deductible for federal tax purposes but deductible for California purpose after we filed a Section 338 election, our effective income tax rate would have been 40% for both the three and six month periods ended June 30, 2005.

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

We are required to adopt SFAS 123(R) for the three month period ending March 31, 2006.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and StatementNo. 3. (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operations and financing activities and used cash in investing activities for the six months ended June 30, 2005. At June 30, 2005 we had cash, cash equivalents and available-for-sale securities of approximately $144.4 million, an increase of $7.9 million from December 31, 2004.

As of June 30, 2005, we had no long-term liabilities.

Our operating activities provided $21.5 million and $7.4 million of cash during the six months ended June 30, 2005 and 2004, respectively. The sources of cash for the six month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of inventory build-up and receipts of payments related to the shipments of Discovery Tools systems.

Net cash used in investing activities during the six months ended June 30, 2005 and 2004 were $24.9 million and $12.1 million, respectively. In the quarter ended June 30, 2005, we used net cash of approximately $12.8 million in the acquisition of Synthematix, Inc. Other than this acquisition, net cash used to purchase property and equipment and securities in the six months ended June 30, 2005 and 2004 was comparable. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

Financing activities provided cash of $4.1 million and $6.6 million during the six months ended June 30, 2005 and 2004, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from our employee stock purchase plan.

Compared to December 31, 2004, current liabilities as of June 30, 2005 increased by $3.9 million due primarily to the increase in deferred revenue and income tax payable.

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

Backlog

Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $54 million in the remainder of fiscal 2005. We also have approximately $236 million in revenue backlog to be realized in fiscal 2006 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

As of June 30, 2005, our principal commitments were $12.7 million. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory and fixed assets. We will satisfy these obligations as they become due over the next six years.

Future commitments under the operating leases for our facilities and purchase commitments for inventory and fixed assets as of June 30, 2005 are as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Facility Commitments	$10,437	$2,219	$4,437	$3,265	$516
Purchase Commitments	2,285	2,285	—	—	—
Total	$12,722	$4,504	$4,437	$3,265	$516

Other Commitments

As discussed in the “Off Balance Sheet Financing and Related Party Transactions” below, our committed investments to the Collaborative Development and License Agreement with Intermolecular, Inc. as of June 30, 2005 were $1.3 million. We will meet this commitment in the next three years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is typically limited to no more than the amount paid by the customer. As of June 30, 2005, we were not subject to any pending litigation.

Contingencies

As discussed in the Note 6 of Notes to Condensed Consolidated Financial Statements, additional purchase price consideration of up to $4,000,000 may be payable upon the achievement of certain 2005 revenue targets by Synthematix. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2005.

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

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2005. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three and six months ended June 30, 2005 were:

•                       Revenue received for software maintenance and support from Ilypsa, Inc. during the three and six months ended June 30, 2005 amounted to $45,000 and $90,000, respectively;

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

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 34% and 26%, respectively, of our total revenue for the three months ended June 30, 2005. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and an adverse impact on our financial results and this may cause the market price of our common stock to fall.

Failure to integrate our various software products and achieve customer acceptance of the electronic laboratory notebook technology would harm our revenue and operating results

We recently acquired Symyx IntelliChem, Inc. and Synthematix, Inc., providers of intelligent electronic lab notebooks. Our success is partially dependent on our ability to successfully integrate the software we acquired in these acquisitions with our existing software and with each other. If the integrated software products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and operating results.

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

•                       special charges related to acquisitions;

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

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, reduce our profitability and may affect our stock price

The Financial Accounting Standards Board issued SFAS No. 123(R), which we are required to adopt no later than January 1, 2006. This statement will require us to treat the value of stock options granted to employees as an expense. When we are required to expense stock option grants, it will reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, once we are required to expense stock option grants, our profitability will be reduced and we may incur net losses. We may need to reevaluate the use of stock options as an employee recruitment and retention tool. We cannot determine how investors will view this change and how this change may impact our stock price.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments and the effectiveness of internal control over financial reporting.  During the course of our testing we may identify deficiencies that we are required to remediate in order to comply with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, there are certain areas of accounting such as income tax that involve extremely complex rules that vary by country, where an innocent error, not misconduct, could be deemed to be a significant deficiency or a material weakness in our internal controls. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price.

If our products contain defects, it could harm our revenues and expose us to litigation

The products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

•                       potentially adverse taxes;

•                       currency exchange fluctuations;

•                       greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards;

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Symyx was held on May 26, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

a)       Our stockholders elected the following persons as Class III directors of Symyx, with votes for and votes withheld listed below for each nominee:

Nominee	Votes For	Votes Withheld
Kenneth J. Nussbacher	28,856,645	996,020
Mario M. Rosati	28,808,057	1,044,608
Peter G. Schultz	28,905,219	947,446

Thomas R. Baruch, Samuel D. Colella and Martin S. Gerstel continued their terms as our Class I directors,  and Steven D. Goldby and Edwin F. Gambrell continued their terms as our Class II directors.

b)      Our stockholders approved an amendment and restatement of the Company’s 1997 Stock Plan to adopt a limit on the maximum number of shares with respect to which stock options and restricted stock may be granted to any individual under the 1997 Stock Plan and other administrative provisions to comply with the performance-based compensation exception limit of Section 162(m) of the Internal Revenue Code of 1986, as amended. There were 23,725,177 votes in favor of, and 504,671 votes cast against, the proposal.  There were 62,625 abstentions.

c)       Our stockholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm of Symyx Technologies, Inc., for the fiscal year ending December 31, 2005. There were 29,598,110 votes in favor of, and 234,661 votes cast against, the proposal.  There were 19,894 abstentions.

ITEM 5. OTHER INFORMATION

None.

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

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: August 4, 2005	/s/ Steven D. Goldby
Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2005	/s/ Jeryl L. Hilleman
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