Form 10-Q
period 2005-09-30
SYMYX TECHNOLOGIES INC
filed 2005-11-04
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005, Registrant had outstanding 33,072,352 shares of Common Stock, $.001 par value.

TABLE OF CONTENTS

PAGE
Part I: Financial Information

Part II: Other Information

Signatures	41

Exhibit Index	42

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Service revenue	$14,518	$10,306	$41,348	$31,957
Product sales	11,443	5,120	18,473	15,484
License fees and royalties	5,754	4,132	17,454	10,512
Total revenue	31,715	19,558	77,275	57,953

Operating expenses:
Cost of products sold	3,533	1,437	6,863	5,055
Research and development	12,934	9,864	36,916	31,128
Sales, general and administrative	6,619	4,375	19,215	12,797
Acquired in-process research and development	—	—	1,590	—
Amortization of intangible assets arising from business combinations	919	—	2,471	—
Total operating expenses	24,005	15,676	67,055	48,980

Income from operations	7,710	3,882	10,220	8,973
Interest and other income	1,172	610	2,847	1,845
Income before income tax expense	8,882	4,492	13,067	10,818
Income tax expense	2,964	1,720	5,061	4,327
Net income	$5,918	$2,772	$8,006	$6,491

Basic net income per share	$0.18	$0.09	$0.24	$0.20

Diluted net income per share	$0.17	$0.08	$0.23	$0.19

Shares used in computing basic net income per share	32,970	32,118	32,715	31,985

Shares used in computing diluted net income per share	34,868	33,428	34,489	33,719

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,308	$19,459
Restricted cash	—	104
Available-for-sale securities	107,171	117,082
Accounts receivable	13,202	10,954
Inventories	2,401	2,579
Deferred tax assets, current	5,024	3,885
Interest receivable and other current assets	2,772	4,291
Total current assets	178,878	158,354

Property, plant and equipment, net	21,987	22,679
Goodwill	17,396	9,283
Intangible assets, net	15,563	15,114
Deferred tax and other assets	1,086	1,572
Total assets	$234,910	$207,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,347	$5,307
Accrued compensation and employee benefits	4,949	3,929
Income taxes payable	6,008	1,927
Deferred rent	767	747
Deferred revenue	6,168	3,430
Warranty expense accrual	596	653
Total current liabilities	25,835	15,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 33,062,058 and 32,484,589 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	33	32
Additional paid-in capital	191,508	181,846
Deferred stock compensation	(348)	(618)
Accumulated other comprehensive loss	(362)	(489)
Retained earnings	18,244	10,238
Total stockholders’ equity	209,075	191,009
Total liabilities and stockholders’ equity	$234,910	$207,002

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$8,006	$6,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,110	9,900
Amortization of intangible assets arising from business combinations	2,471	—
Acquired in-process research and development	1,590	—
Stock-based compensation	278	150
Gain on sale of property, plant and equipment	(20)	(156)
Deferred income taxes	(622)	—
Changes in operating assets and liabilities, excluding effects of business acquisition:
Restricted cash	129	—
Accounts receivable	(1,705)	(2,406)
Inventories	178	561
Interest receivable and other current assets	1,552	844
Other long-term assets	289	36
Accounts payable and other accrued liabilities	1,733	(556)
Accrued compensation and employee benefits	836	1,090
Income taxes payable	4,081	4,312
Deferred rent	20	60
Deferred revenue	2,542	(5,432)
Warranty expense accrual	(57)	(265)
Net cash provided by operating activities	29,411	14,629

Investing activities
Purchase of property, plant and equipment, net	(4,796)	(3,511)
Purchase of available-for-sale securities	(106,810)	(85,911)
Proceeds from maturities of available-for-sale securities	114,565	64,793
Acquisition of a business, net of cash acquired	(12,760)	—
Net cash used in investing activities	(9,801)	(24,629)

Financing activities
Proceeds from issuance of common stock	9,267	6,963
Repayment of stockholder notes receivable	—	134
Net cash provided by financing activities	9,267	7,097

Effect of foreign exchange rate changes on cash and cash equivalents	(28)	(8)
Net increase in cash and cash equivalents	28,849	(2,911)
Cash and cash equivalents at beginning of period	19,459	17,110
Cash and cash equivalents at end of period	$48,308	$14,199

Supplemental disclosure of cash flow information

Income taxes paid, net	$748	$18

Supplemental disclosure of non-cash investing and financing activities
Employee stock options assumed in connection with acquisition	$571	$—

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) is dedicated to helping customers maximize the effectiveness and success of their research and development programs.  Symyx develops and applies high-throughput research technologies and research software for customers in the chemical, energy, pharmaceutical, electronics and other industries.  Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation and licenses software for use in customers’ own laboratories, and licenses discovered materials, sensors and intellectual property. Symyx has the largest portfolio of patents in the field of high-throughput materials discovery, with 280 issued patents and 370 patent applications on file worldwide.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2005 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Discovery Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx IntelliChem, Inc., incorporated in Oregon, Synthematix, Inc., incorporated in Delaware (merged into Symyx IntelliChem, Inc., effective August 1, 2005), Symyx Technologies (France) S.A.R.L., incorporated in France, Symyx Technologies (Germany) GmbH, incorporated in Germany, Symyx Technologies AG, incorporated in Switzerland, and Symyx Technologies (UK) Limited, incorporated in the United Kingdom. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Concentration of Revenue

For the three and nine months ended September 30, 2005 and 2004, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
ExxonMobil	$14,647	$10,687	$31,448	$28,975
The Dow Chemical Company	8,490	1,277	21,402	3,297
Total	$23,137	$11,964	$52,850	$32,272

The revenue from the above two customers has been included in the following reportable segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Collaborations	$9,578	$7,313	$28,602	$21,955
Discovery Tools	10,087	2,587	14,108	4,560
Software	2,435	1,314	6,792	3,507
IP and Materials Licensing	1,037	750	3,348	2,250
Total	$23,137	$11,964	$52,850	$32,272

The revenue from the above two customers has been included in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2005 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service revenue	$8,327	$6,398	$24,676	$19,203
Product sales	9,948	2,588	13,570	4,538
License fees and royalties	4,862	2,978	14,604	8,531
Total	$23,137	$11,964	$52,850	$32,272

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

	September 30,	December 31,
	2005	2004

Work in process	$2,355	$2,579
Finished goods	46	—
Total	$2,401	$2,579

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

Changes in the Company’s product warranty expense accrual during the nine months ended September 30, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$653
New warranties issued during the period	358
Costs incurred during the period on specific systems	(212)
Changes in liability for pre-existing warranties during the period, including expirations	(203)
Balance as of September 30, 2005	$596

Goodwill

Goodwill will be tested using a fair-value-based approach for impairment on at least an annual basis, generally during the last quarter of the fiscal year, or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented. During the three months ended September 30, 2005, the Company reduced the carrying value of goodwill by $330,000 due to additional research tax credits identified for the two companies acquired, which had not been recorded in the preliminary purchase price allocation.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from 1 to 7 years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified during any of the periods presented.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

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

Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$5,918	$2,772	$8,006	$6,491

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	—	195	7

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,298)	(2,692)	(16,437)	(5,614)
Pro forma	$2,677	$80	$(8,236)	$884

Basic net income (loss) per share:
As reported	$0.18	$0.09	$0.24	$0.20
Pro forma	$0.08	*	$(0.25)	$0.03

Diluted net income (loss) per share:
As reported	$0.17	$0.08	$0.23	$0.19
Pro forma	$0.08	*	$(0.25)	$0.03

*      Less than $0.01 per share

On two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of outstanding options to purchase shares of the Company’s Common Stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remains an employee or consultant of the Company on such date. The first occasion was on September 13, 2005, when the Company amended the terms of outstanding options to purchase approximately 251,000 shares of the Company’s Common Stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when the Company amended the terms of outstanding options to purchase approximately 159,000 shares of the Company’s Common Stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of the Company’s 1997 Stock Plan, the Company’s 2001 Nonstatutory Stock Option Plan or Symyx IntelliChem’s 2003 Stock Option Plan. No options held by executive officers or directors of the Company will be accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. The impact on pro forma income (loss) for the three and nine months ended September 30, 2005 from these accelerations has been included in the above table.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	3.1%	3.8%	2.9%
Expected volatility	53.0%	61.0%	57.3%	61.0%
Expected life (in years)	3.5	3.5	3.5	3.5

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models may not necessarily provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated fair values of employee stock options granted during the three and nine months ended September 30, 2005 were $12.02 and $12.22 per share, respectively; the weighted-average estimated fair values of employee stock options granted during the three and nine months ended September 30, 2004 were $9.47 and $11.12 per share, respectively.

The fair value of shares of common stock relating to the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes option pricing model and the following weighted average assumptions for issuances made in 2005 and 2004:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	1.7%	2.1%	1.7%
Expected volatility	45.0%	51.0%	45.0%	51.0%
Expected life (in years)	0.7	1.4	0.7	1.4

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

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29 (“SFAS 153”). SFAS 153 amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

2.     Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options. The computation of the weighted average number of shares outstanding for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average shares used in computing basic net income per share	32,970	32,118	32,715	31,985
Dilutive effect of employee stock options, using the treasury stock method	1,898	1,310	1,774	1,734
Weighted-average shares used in computing diluted net income per share	34,868	33,428	34,489	33,719

The Company excluded 1,977,000 and 3,402,000 shares subject to outstanding stock options from the calculation of diluted net income per share for the three months ended September 30, 2005 and 2004, respectively, because all such securities are anti-dilutive for the respective periods. The Company also excluded 3,381,000 and 2,753,000 shares subject to outstanding stock options from the calculation of diluted net income per share for the nine months ended September 30, 2005 and 2004, respectively, for the same reason.

3.     Related Party Transactions

As of September 30, 2005, the Company owns approximately 18% of shares outstanding of Ilypsa, Inc., a private company. The Company accounts for its ownership interest in Ilypsa using the cost method as the Company does not have the ability to exert significant influence on the strategic, operating, investing and financing activities of Ilypsa.

Under a Collaborative Research Agreement, Ilypsa paid research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Revenue resulting from work performed under that Agreement during the three and nine months ended September 30, 2004 amounted to $7,000 and $1,168,000, respectively. This revenue has been classified as service revenue in the Condensed Consolidated Income Statements. The Agreement expired in 2004.

Ilypsa also licensed software from the Company. The software support revenue reported by the Company for the three and nine months ended September 30, 2005 amounted to $45,000 and $135,000, respectively. This revenue has been classified as service revenue in the Condensed Consolidated Income Statements. The amount advanced from Ilypsa was approximately $39,000 as of September 30, 2005 and the amount receivable from Ilypsa was approximately $7,000 as of December 31, 2004.

4.     Comprehensive Income

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

The components of comprehensive income, net of tax, for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$5,918	$2,772	$8,006	$6,491

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	31	(17)	155	(380)
Foreign currency translation adjustment	(10)	6	(28)	(8)
Other comprehensive income (loss)	21	(11)	127	(388)
Comprehensive income	$5,939	$2,761	$8,133	$6,103

The components of accumulated other comprehensive loss, net of tax, at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Unrealized losses on available-for-sale securities	$(322)	$(477)
Foreign currency translation adjustment	(40)	(12)
Accumulated other comprehensive loss	$(362)	$(489)

None of the above unrealized losses was classified as other-than-temporary impairment as the Company has the ability and intent to hold the investments until maturity.

5. Segment Disclosure

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Symyx’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenue. Revenue is defined as revenue from external customers.

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

Revenue is disaggregated into:

•                  Collaborations — research services on behalf of collaborative partners

•                  Discovery Tools — sale of select proprietary instruments and associated software and intellectual property

•                  Software — license of Symyx’s Renaissance and electronic laboratory notebook (iELN)  software and provision of associated support, maintenance, and consulting services

•                  Intellectual Property and Materials Licensing (“IP and Materials Licensing”) — license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s collaborations

•                  Sensors — development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

         The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended September 30, 2005
	Service	Product	License Fees
	Revenue	Sales	and Royalties	Total Revenue
Collaborations	$10,972	$—	$2,533	$13,505
Discovery Tools	1,312	11,443	26	12,781
Software	1,738	—	1,822	3,560
IP and Materials Licensing	1	—	1,182	1,183
Sensors	495	—	191	686
Total	$14,518	$11,443	$5,754	$31,715

	Three Months Ended September 30, 2004
	Service	Product	License Fees
	Revenue	Sales	and Royalties	Total Revenue
Collaborations	$8,819	$—	$1,500	$10,319
Discovery Tools	719	5,120	6	5,845
Software	618	—	883	1,501
IP and Materials Licensing	—	—	1,500	1,500
Sensors	150	—	243	393
Total	$10,306	$5,120	$4,132	$19,558

	Nine Months Ended September 30, 2005
	Service	Product	License Fees
	Revenue	Sales	and Royalties	Total Revenue
Collaborations	$32,457	$—	$7,449	$39,906
Discovery Tools	2,940	18,473	37	21,450
Software	4,346	—	4,757	9,103
IP and Materials Licensing	1	—	4,497	4,498
Sensors	1,604	—	714	2,318
Total	$41,348	$18,473	$17,454	$77,275

	Nine Months Ended September 30, 2004
	Service	Product	License Fees
	Revenue	Sales	and Royalties	Total Revenue
Collaborations	$27,434	$—	$4,500	$31,934
Discovery Tools	2,067	14,155	18	16,240
Software	1,893	1,329	2,035	5,257
IP and Materials Licensing	—	—	3,333	3,333
Sensors	563	—	626	1,189
Total	$31,957	$15,484	$10,512	$57,953

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
North America	$24,441	$17,533	$64,962	$51,899
Japan	220	1,450	1,794	4,601
Netherlands	3,463	—	3,463	—
Europe (excluding Netherlands)	3,591	575	7,056	1,453
Total	$31,715	$19,558	$77,275	$57,953

6. Business Acquisition

On April 1, 2005, Symyx completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina. Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The acquisition was accounted for using the purchase method. The results of Synthematix’s operations have been included in the Company’s consolidated financial statements since April 1, 2005.

The preliminary purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

Additional purchase price consideration of up to $4,000,000 may be payable by the Company to former Synthematix shareholders upon the achievement of certain 2005 revenue targets by Synthematix. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2005.

7. Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in the acquisitions of IntelliChem, Inc. and Synthematix, Inc. in November 2004 and April 2005, respectively. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives of trade names acquired in the IntelliChem and Synthematix acquisitions were estimated to be 4.5 years at the time of acquisitions. During the three months ended September 30, 2005, the remaining useful lives of these trade names were reassessed as one year commencing from September 1, 2005 due to the advancement of the Company’s branding strategy for its software offerings. The current useful lives and carrying amounts of these intangible assets are as follows (in thousands):

		September 30, 2005			December 31, 2004
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	5.0	$3,130	$(1,934)	$1,196	$3,130	$(1,715)	$1,415
Bargain lease	< 2	10	(3)	7	—	—	—
Trade name	1	1,140	(250)	890	860	(16)	844
Developed technology	4.5	10,720	(1,811)	8,909	8,370	(155)	8,215
Customer relationships	6.5 - 7	5,200	(639)	4,561	4,700	(60)	4,640
Total intangibles		$20,200	$(4,637)	$15,563	$17,060	$(1,946)	$15,114

Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $1,111,000 in the remainder of 2005, $4,121,000 in 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, and $1,185,000 in 2010 and thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our expectation that we will adopt SFAS 123(R) using the modified-prospective method; (2) our expectation that certain accounting pronouncements will not have a material impact on our financial statements; (3) our expectation that our cash flows and revenue for 2005 will be comprised in large part of payments to be made and revenue under research and development collaborations together with product sales and license fees and royalties; (4) our statement that we may engage in business acquisitions and expand our business forces; (5) our expectation that we will continue to make significant investments in research and development and that we will expand our operations and employee base; (6) our expectation that a significant portion of our total revenue will continue to be generated from a few key customers; (7) our expectation that the cost of products will fluctuate from period to period; (8) our expectation that we will continue to devote substantial resources to research and development; (9) our expectation that sales, general and administrative expenses as a percentage of total revenue will fluctuate on a quarterly basis but the absolute dollar amount will increase; (10) our expectation that interest income in 2005 will be slightly greater than 2004; (11) our expectation that we will continue to make significant investments in the purchase of property and equipment; (12) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient for at least the coming year; (13) our expectation that we will recognize committed but unrecognized revenue of approximately $29 million in the remainder of fiscal 2005 and that we have over $235 million in revenue backlog to be realized in fiscal 2006 and beyond; (14) our intention to augment the committed revenue base with new and extended collaborations, new tool sales, and new intellectual property and software licenses; (15) our expectation that we will meet the commitment set forth in the Collaborative Development and License Agreement with Intermolecular; (16) our expectation that the ultimate costs to resolve any litigation that we may become a party to will not have a material adverse effect on our financial position; (17) our belief that we carry adequate insurance; and (18) our expectation that ExxonMobil, The Dow Chemical Company and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenue.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2005

(SEC File No. 000-27765), and in conjunction with information the Company has made available to the public in filings with the Securities and Exchange Commission subsequent to such Report.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

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

We have invested heavily in establishing the technology, instrumentation and software necessary to pursue high-throughput research for the discovery of materials. These materials include catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for pharmaceutical and industrial applications, and specialized materials for electronics applications.

We expect to continue to make significant investments in research and development, including the development of new instruments and software, to enhance our technologies. In addition, an important part of our strategy is to expand our operations and employee base, and to build our resources for research and development, business development and marketing.

In the three months ended September 30, 2005, our revenue increased 62% to $31.7 million from $19.6 million for the same period in 2004. While service revenue under our alliance with The Dow Chemical Company contributed  most prominently to the increase in revenue, revenue from Discovery Tools sales and license fees and royalties also increased significantly. Our net income increased to $5.9 million for the three months ended September 30, 2005 from $2.8 million for the same period in 2004. In the nine months ended September 30, 2005, our revenue increased 33% to $77.3 million from $58.0 million for the same period in 2004. Our net income increased to $8.0 million for the nine months ended September 30, 2005 from $6.5 million for the same period in 2004. The net income for the nine month periods ended September 30, 2005 included an in-process research and development charge of approximately $1.6 million and other charges related to the acquisitions of IntelliChem, Inc. in November 2004 and Synthematix, Inc. in April 1, 2005 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory provisions, determining when technical feasibility for our software products has been achieved, determining whether a valuation allowance is necessary for deferred tax assets, and determining the useful life of intangible assets. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

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

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Discovery Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Discovery Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. For the nine months ended September 30, 2005 and 2004, we have recorded favorable adjustments of approximately $203,000 and $430,000, respectively.

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

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of the Notes to Condensed Consolidated Financial Statements, the amortization expense of intangibles, excluding trade name, whose useful life has been reassessed to be one year, for the three and nine months ended September 30, 2005 would have been increased by $349,000 and $1.0 million, respectively. We will conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We will also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

Employee Stock Options

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options assumed in connection with business combinations is determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation is being amortized on a graded vesting method. Had we elected to expense stock options based on their fair value in accordance with SFAS 123, we would have reported a net income of approximately $2.7 million for the three months ended September 30, 2005 and a net loss of $8.2 million for the nine months ended September 30, 2005, and a net income of $80,000 and $884,000, respectively, for the three and nine months ended September 30, 2004.

Results of Operations

Revenue

Our total revenue for the three months ended September 30, 2005 increased 62% to $31.7 million compared to $19.6 million from the same period in 2004. Our total revenue for the nine months ended September 30, 2005 increased 33% to $77.3 million compared to $58.0 million from the same period in 2004. This increase was primarily due to the expansion of revenue under our alliance with The Dow Chemical Company, as well as the increase in Discovery Tools sales and in license fees and royalties.

Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (as a percentage of total revenue in respective periods):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
North America	77%	90%	84%	89%
Japan	1%	7%	2%	8%
Netherlands	11%	0%	4%	0%
Europe (excluding Netherlands)	11%	3%	10%	3%
Total	100%	100%	100%	100%

Revenue attributable to European customers (including Netherlands) increased significantly in the three and nine months ended September 30, 2005 over the same periods in 2004 primarily due to revenue from the two Discovery Tools systems delivered to customers in Europe and revenue from expanded research agreements with an energy customer in Europe.

The following table lists our major customers for the three and nine months ended September 30, 2005 and 2004 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
ExxonMobil	46%	55%	40%	50%
The Dow Chemical Company	27%	7%	28%	6%
Total	73%	62%	68%	56%

We segregate revenue by the following segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Collaborations	$13,505	$10,319	$39,906	$31,934
Discovery Tools	12,781	5,845	21,450	16,240
Software	3,560	1,501	9,103	5,257
IP and Materials Licensing	1,183	1,500	4,498	3,333
Sensors	686	393	2,318	1,189
Total	$31,715	$19,558	$77,275	$57,953

Collaborations Revenue

The Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The increase in Collaborations revenue for the three months ended September 30, 2005 over the same periods in 2004 resulted primarily from increased funding received in 2005 under the Dow alliance and the extended research collaboration agreements with an energy customer. The increase in Collaborations revenue for the nine months ended September 30, 2005 over the same periods in 2005 resulted primarily from increased funding received in 2005 under the Dow alliance and the extended research collaboration agreements with an energy customer and Univation.

Discovery Tools Revenue

The Discovery Tools group generates revenue primarily from the sale of Discovery Tools systems comprising hardware, associated software and intellectual property.

For the three months ended September 30, 2005, the Discovery Tools group delivered three workflows to chemical and pharmaceutical companies. These workflows had significantly higher values than the one workflow and four modular systems sold in the same period in 2004. For both the nine months ended September 30, 2005 and 2004, the Discovery Tools group sold total six workflows and four modular systems. However, the workflows and modular systems sold in 2005 had significantly higher average values than the systems sold in 2004. As a result, Discovery Tools revenue in the three and nine months ended September 30, 2005 increased significantly compared to the same periods in 2004.

Software Revenue

The Software group generates revenue primarily from the licensing of Renaissance and electronic laboratory notebook (iELN) software and provision of associated support, maintenance and consulting services.

Software revenue in both the three and nine months ended September 30, 2005 consisted primarily of license fees received under the alliances with ExxonMobil and The Dow Chemical Company as well as software licensed as part of our Discovery Tools sales.  Software revenue in both the three and nine months ended September 30, 2004 consisted primarily of license fees received under the alliance with ExxonMobil, plus the revenue associated with the licensing of software to a large pharmaceutical company in the first quarter of 2004.

IP and Materials Licensing Revenue

The IP and Materials Licensing group generates revenue primarily from the licensing fees received from licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

IP and Materials Licensing revenue for the three months ended September 30, 2005 decreased compared to the same period in 2004, as the 2004 period included a significant licensing payment from UOP.  This decrease was partially offset by a payment received from an undisclosed partner and payments received from The Dow Chemical Company in 2005 as a result of its commercialization of the VERSIFY product line. For the nine months ended September 30, 2005, IP and Materials Licensing revenue increased primarily due to the payments received from The Dow Chemical Company.

Sensors Revenue

The Sensors group offers development services and licenses for specific applications to our sensor technology.  Our sensors revenue in the three and nine months ended September 30, 2005 increased compared to the same periods in 2004 primarily due to payments received from Cannon and another unnamed licensee partially offset by decrease in development payments received from Hella.

Cost of Products Sold

Cost of products sold was approximately $3.5 million, or 31% of product sales revenue for the three months ended September 30, 2005, compared to $1.4 million, or 28% of product sales revenue for the same period in 2004. Cost of products sold was approximately $6.9 million, or 37% of product sales revenue for the nine months ended September 30, 2005, compared to $5.1 million, or 33% of product sales revenue for the same period in 2004. The fluctuations in the cost of products sold were in part due to the change in the product mix shipped in the respective quarters. Furthermore, in the first nine months of 2004, approximately $1.3 million of software licensed on a perpetual basis and bundled together with a Discovery Tools system was treated as product sales revenue, causing an improved gross margin in that period.

The cost of products sold will be driven by the variability of product mix and sales volume in each period. The cost of products sold as a percentage of product sales is expected to fluctuate from period to period because the majority of our Discovery Tools systems are built to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as a prototype, the development costs incurred prior to the commercial build are expensed as development costs, which results in a lower cost of products sold and higher margin in the quarter in which such a system is delivered to the customer.

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

Total research and development expenses for the three months ended September 30, 2005 were $12.9 million, an increase of approximately 31% from the same period in 2004. Total research and development expenses for the nine months ended September 30, 2005 were $36.9 million, an increase of approximately 19% from the same period in 2004. The increase was primarily due to the increase in salaries, scientific supplies and other personnel-related expenses for the additional headcount added through the acquisitions of IntelliChem, Inc. and Synthematix, Inc., and additional headcount added to meet our contractual obligations under our alliance agreement with The Dow Chemical Company.

Research and development expenses represented 41% and 50% of total revenue in the three months ended September 30, 2005 and 2004, respectively. Research and development expenses represented 48% and 54% of total revenue in the nine months ended September 30, 2005 and 2004, respectively. Our core offerings are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the three and nine months ended September 30, 2005, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Current
Research
Partner	Contract Ends	Primary focus of current collaborative efforts
The Dow Chemical Company	12/31/2009	Polyolefin catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

We do not track fully burdened research and development costs or capital expenditures by project. However, we estimate, based on hours spent on each project, that approximately 73% of research and development efforts in the first nine months of 2005 was undertaken for collaborative projects funded by our partners, approximately 5% of research and development efforts was for our own internally funded research, approximately 21% of research and development efforts was for our internal software development, and approximately 1% of research and development efforts was related to internal development of our Discovery Tools. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended September 30, 2005 were $6.6 million, an increase of 51% from $4.4 million for the same period in 2004. Sales, general and administrative expenses for the nine months ended September 30, 2005 were $19.2 million, an increase of 50% from $12.8 million for the same period in 2004. The increase is primarily due to increased salary related costs and travel expenses resulting from additional headcount in our sales force and a higher sales activity level. With the acquisitions of IntelliChem and Synthematix, we acquired an established sales force and increased our headcount in the sales, general and administrative area substantially.

Sales, general and administrative expenses represented 21% and 22% of total revenue for the three months ended September 30, 2005 and 2004, respectively. Sales, general and administrative expenses represented 25% and 22% of total revenue for the nine months ended September 30, 2005 and 2004, respectively. Our sales, general and administrative expenses as a percentage of total revenue in the three months ended September 30, 2005 decreased due to the fact that quarterly revenue increased more that quarterly sales, general and administrative expenses due mainly to the timing of when revenue is recognized from Discovery Tools sales. While we expect sales, general and administrative expenses as a percentage of total revenue to fluctuate on a quarterly basis, we expect that those expenses will increase in absolute dollar amounts as we:

•      have expanded our business development and sales staff to 4-fold with the acquisitions of IntelliChem and Synthematix and may continue to expand our sales and support personnel as the business grows or by future acquisitions;

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

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004 and Synthematix in April 2005, we recorded $17.1 million of intangible assets (See Note 7 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. During the three months ended September 30, 2005, we advanced our branding strategy for our software offerings and accordingly the remaining useful life of the trade names acquired in the IntelliChem and Synthematix acquisitions was reassessed to be 12 months starting from September 1, 2005. For the three and nine months ended September 30, 2005, we recorded $0.9 million and $2.5 million, respectively, of amortization of intangible assets expense related to these acquisitions.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2005 consisted of interest income of $1.2 million and $2.8 million, respectively, and a $20,000 gain from the sale of fixed assets to Intermolecular, Inc., a related party, in the three months ended September 30, 2005. Interest and other income (expense), net, for the three and nine months ended September 30, 2004 consisted of a gain from the sale of fixed assets to Ilypsa amounting to approximately $1,000 and $155,000, respectively, and interest income of approximately $609,000 and $1.7 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income for the three and nine months ended September 30, 2004, interest income for the same periods in 2005 increased due to the impact of higher average interest rates in 2005 and our higher  average investment balance.

Provision for Income Taxes

We recorded an income tax expense of $3.0 million and $5.1 million for the three and nine months ended September 30, 2005, respectively, and $1.7 million and $4.3 million for the same periods in 2004, respectively. The effective income tax rate was 33% and 38%, respectively, for the three month periods ended September 30, 2005 and 2004. The effective income tax rate was 39% and 40%, respectively, for the nine months ended September 30, 2005 and 2004. Excluding the impact of the charge for in-process research and development of $1.6 million, which is not deductible for federal tax purposes but deductible for California purpose after we filed a Section 338 election, and excluding tax benefits from additional research tax credits of approximately $0.6 million identified for previous tax years, our effective income tax rate would have been 39% for both the three and nine month periods ended September 30, 2005.

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29 (“SFAS 153”). SFAS 153 amends ARB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on our financial statements.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operations and financing activities and used cash in investing activities for the nine months ended September 30, 2005. At September 30, 2005 we had cash, cash equivalents and available-for-sale securities of approximately $155.5 million, an increase of $19.0 million from December 31, 2004.

As of September 30, 2005, we had no long-term liabilities.

Our operating activities provided $29.4 million and $14.6 million of cash during the nine months ended September 30, 2005 and 2004, respectively. The sources of cash for the nine month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of inventory build-up and receipts of payments related to the shipments of Discovery Tools systems, and the higher revenue and profitability in 2005.

Net cash used in investing activities during the nine months ended September 30, 2005 and 2004 were $9.8 million and $24.6 million, respectively. The fluctuation was primarily due to the timing of purchase and maturity of available-for-sale securities, partially offset by approximately $12.8 million net cash used in the acquisition of Synthematix, Inc. in 2005. Other than this acquisition, net cash used to purchase property and equipment in the nine months ended September 30, 2005 was approximately $1.3 million greater than that in the same period of 2004. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

Financing activities provided cash of $9.3 million and $7.1 million during the nine months ended September 30, 2005 and 2004, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from our employee stock purchase plan.

When compared to December 31, 2004, current liabilities as of September 30, 2005 increased by $9.8 million due primarily to the increase in income taxes payable, deferred revenue and accounts payable and other accrued liabilities. Income taxes payable increased due to the ongoing profitability of the Company. Deferred revenue increased due to receipt of deposits on future Discovery Tools shipments, and increases in software and collaborative revenue subject to future obligations as our business has grown. Accounts payable and other accrued liabilities have increased as a result of the increased level of expenditure as the business has grown.

We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may choose to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available on terms favorable to us or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $29 million in the remainder of fiscal 2005. We also have over $235 million in revenue backlog to be realized in fiscal 2006 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

As of September 30, 2005, our principal commitments were $12.0 million. Principal commitments consisted of our obligations under operating leases and our commitments to purchase inventory and fixed assets. We will satisfy these obligations as they become due over approximately the next nine years.

Future commitments under the operating leases for our facilities and purchase commitments for inventory and fixed assets as of September 30, 2005 are as follows (in thousands):

		Less than			More Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Facility Commitments	$10,076	$2,273	$4,402	$3,304	$97
Purchase Commitments	1,902	1,902	—	—	—
Total	$11,978	$4,175	$4,402	$3,304	$97

Other Commitments

As discussed in the “Off Balance Sheet Financing and Related Party Transactions” below, our committed investments to the Collaborative Development and License Agreement with Intermolecular, Inc. as of September 30, 2005 were $1.3 million. We will meet this commitment in the next three years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of September 30, 2005, we were not subject to any pending litigation.

Contingencies

As discussed in the Note 6 of Notes to Condensed Consolidated Financial Statements, additional purchase price consideration of up to $4,000,000 may be payable upon the achievement of certain 2005 revenue targets by Synthematix. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2005.

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

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2005. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three and nine months ended September 30, 2005 were:

•      Revenue received for software maintenance and support from Ilypsa, Inc. during the three and nine months ended September 30, 2005 amounted to $45,000 and $135,000, respectively;

•      Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati which provides legal services with respect to real estate issues, for which they receive compensation at normal commercial rates;

•      On March 17, 2005, we entered into a Collaborative Development and License Agreement with Intermolecular, Inc. Under the agreement, the two companies will work together to conduct research and development activities with respect to materials for use in semiconductor applications.  Each party is bearing its own expenses. Thomas Baruch, one of our board members, is a director of Intermolecular, Inc. and his fund, CMEA Ventures, holds a 17.5% interest in Intermolecular, Inc. and W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular, Inc. and a holder of options to purchase 115,000 shares of common stock of Intermolecular, Inc. In the three months ended September 30, 2005, we sold a fixed asset with $130,000 net book value to Intermolecular, Inc. for its original cost of $150,000.

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

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 46% and 27%, respectively, of our total revenue for the three months ended September 30, 2005. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and an adverse impact on our financial results and this may cause the market price of our common stock to fall.

Failure to integrate our various software products and achieve customer acceptance of the electronic laboratory notebook technology would harm our revenue and operating results

We recently acquired IntelliChem, Inc. and Synthematix, Inc., providers of electronic lab notebook software. Our success is partially dependent on our ability to successfully integrate the software we acquired in these acquisitions with our existing software and with each other. If the integrated software products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and operating results.

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

We have a limited number of contracts for the sale of Discovery Tools systems and for the licensing of intellectual property, software, technologies, and materials to date, and we cannot assure you that we will be able to build a sustainable business related to either the sale of additional systems or the licensing of intellectual property, software, technologies, and materials

To date, we have entered a growing but still limited number of contracts for our Discovery Tools systems.  Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time.

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

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

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

•      a classified Board of Directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the Board;

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

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 4, 2005	/s/ Steven D. Goldby
Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	/s/ Jeryl L. Hilleman
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