Form 10-K
period 2005-12-31
SYMYX TECHNOLOGIES INC
filed 2006-03-06
CIK 1095330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $877,740,000, based on the closing price for the common stock on the Nasdaq National Market on such date. As of February 28, 2006, 33,299,889 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

PART I

Item 1.                        Business

This discussion and other parts of this Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contain forward-looking statements that involve risks and uncertainties, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “will,” “believe,” “expect,” “plan,” “intend,” “goal,” “anticipate,” “should,” “planned,” “estimated,” “potential,” and “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K.

Forward-looking statements include, without limitation, statements regarding: our belief that we can help transform the chemical, energy, pharmaceutical, electronics, consumer goods, and automotive companies by discovering break-through new materials faster and more cost effectively than by using traditional methods; our ability to help transform how our customers perform research, by providing Symyx Tools, Symyx Software, and patented methods that they can apply to increase their research productivity; our belief that we will have a growing portfolio of intellectual property and that this portfolio will create future source of revenue for us; our belief that we will continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems; our commitment to retaining our position as a leading company that develops and supplies high-throughput technologies; our intent to continue to enter into new collaborative arrangements; our expectations that new collaborations will come from existing partners extending programs and undertaking new research initiatives as well as from new partners; our belief that we have created a growing pipeline of materials that have emerged from our discovery platform; our expectation to receive royalties from the sale of sensors, or that we could become a supplier of sensor modules; our belief that our proprietary database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of our research; our belief that service is an important component of the value we offer our customers; our belief that our supply arrangements are adequate and that there are no material constraints on the sources and availability of materials; our belief that our success depends upon our proprietary technology; that we will realize a revenue backlog in the fiscal year 2006 and beyond; our intent to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses; our belief that our future success depends in part upon our continued ability to hire and retain qualified personnel; our belief that we are in substantial compliance with environmental laws and regulations; our expectations that ExxonMobil, Dow, and a select list of other companies will in aggregate continue to account for a substantial portion of our revenue for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results; our belief that our success is partially dependent on our ability to successfully integrate the software acquired in connection with the acquisitions of IntelliChem, Inc. and Synthematix, Inc. with existing software and each other; our belief that we may engage in additional acquisitions and will expand our business focus in order to exploit technology or market opportunities; our expectation that our quarterly results of operations will fluctuate; our belief that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators; our intention to continue to expand our international presence in order to increase our export sales; our expectation that the ultimate cost to resolve our legal proceedings, claims and litigation arising in the ordinary course of business will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; our belief that we are well positioned to capitalize on our investment in the technology, instrumentation and informatics necessary to pursue high-throughput discovery of materials; our expectation that we will continue to generate revenue from the European market through Symyx Tools sales, research collaboration service, license of our software, and license of our sensor technologies and intellectual property; our expectation that a significant portion of our total revenue will continue to be generated from a few key customers; our belief that our expanding customer base will contribute to our expected growth of Symyx Tools revenue; our expectation that our software revenue will continue to grow as we recognize revenue under the ExxonMobil and Dow agreements; our anticipation that our customers will commercialize an additional four materials during 2006 and that these materials will contribute to our growth in Materials and Intellectual Property Licensing revenue in the future; our expectation that the cost of products sold as a percentage of product sales will fluctuate from period to period; our anticipation of an effective income tax rate close to our statutory rate of 40.75% in 2006; our anticipation that our headcount will continue to increase to meet the mix and level staffing required by the ExxonMobil and Dow alliances and by the expansion of our business; our expectation to receive over $200 million in revenue from ExxonMobil and over $120 million in revenue from Dow during the five-year term of each of the alliances; our belief that revenue from our strategic alliances will greatly contribute to our expected growth in Research Collaborations revenue in 2006 through 2009; our belief that expanding our customer base will contribute to our expected growth of Symyx Tools revenue; our belief that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in future years; our expectation to continue to devote substantial resources to research and development; our expectation that research and development expenses will continue to increase; our expectation that our sales, general and administrative expenses will increase; our anticipation that our interest income in 2006 will be greater than 2005 due to the impact of recent interest rate increases and our positive cash flows from operating and financing activities will continue to increase our average investment balance; the expectation that the adoption of 123(R) will result in additional expenses of between $7 million to $8 million, net of tax, or approximately $0.20 diluted loss per share, in 2006 and will reduce net operating cash flows and increase net financing cash flows in periods after adoption; our anticipation that the adoption of certain accounting standards will not have a material impact on our consolidated financial statements; our expectation that we will continue to generate positive cash flow from our operating activities in the near future; our expectation to continue to make significant investments in the purchase of property and equipment to support our expanding operations; our expectation to satisfy the obligations of our principal and other commitments; our belief that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs; our belief that we are not currently a party to any material pending legal proceedings and that we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business; our belief that our insurance protection is reasonable in view of the nature and scope of our operations; our expectation to retain future earnings, if any, to support the development of our business and that we do not anticipate that we will pay any cash dividends in the foreseeable future; our expectation for the annual amortization expense of total intangible assets to be approximately $4,116,000 in 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, $795,000 in 2010 and $390,000 thereafter. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statement. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors.” Such factors include but are not limited to the following: the market may not accept our products and services; we may lose one or more of our major customers or partners; we have concentrated reliance on certain major collaborators to successfully commercialize products; we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; the pace, quality or number of our discoveries of new materials may be inadequate; our inability to compete with the greater financial, marketing, technical and customer service capabilities of our competitors; uncertainties as to patent protection and litigation; our future growth strategy, including impact of acquisitions, mergers or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies is unsuccessful; lack of investment income to support expanding operations; a limited customer base; assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors or fraud; general economic conditions in the United States and in major European and Asian markets; exposure to risks associated with export sales and operations; future competition from new market entrants; exposure to claims outside our insurance coverage; miscalculations in the assessment of our amortization calculations; and natural disasters, power failures and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx as of the filing date hereof, and Symyx assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company’s Reports on Form 10-Q and other SEC filings.

General

Symyx Technologies, Inc. (the “Company” or “Symyx”) is dedicated to helping customers maximize the effectiveness and success of their research and development programs. We develop and apply high-throughput research technologies and research software for customers in the chemical, energy, pharmaceutical, electronics and other industries. We perform research for customers using proprietary technologies to discover new and innovative materials, sell automated high-throughput instrumentation, license software for use in customers’ own laboratories, and license discovered materials, sensors and intellectual property.

Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’s headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. Our SEC filings are available free of charge through our website at www.symyx.com. Our Common Stock trades on the Nasdaq National Market under the symbol “SMMX.”

We help customers achieve high levels of research productivity by developing and applying innovative high-throughput research technologies and research software. We help customers compete on a global basis by addressing their needs for:

•       Research acceleration,

•       Innovation,

•       Control of and visibility into research information, and

•       Cost competitiveness.

We have a substantial intellectual property portfolio covering our methodologies, discoveries, instruments and software, with 290 issued patents and 380 patent applications filed worldwide.

Our diversified business model provides complementary ways for us to work with our customers and to further our innovation and growth. We perform research for our customers, sell high-throughput automated instruments called Symyx Tools, license Symyx Software, and license our discovered materials, sensors, and some of our intellectual property:

•       We typically perform research for customers on a collaborative basis in exclusive fields for which we receive research funding and royalties or other payments from the commercialization of materials we discover. In these collaborations and in our internal research efforts, we seek to discover a broad range of materials, including catalysts for the manufacturing of chemicals and plastics, polymers for a range of industrial applications, phosphors and other electronic materials.

•       Symyx Tools focuses on providing automated instruments to accelerate experimentation, lower cost per experiment and improve results. For our pharmaceutical customers, we sell Symyx Tools for use in pharmaceutical pre-clinical testing, including pre-formulations, liquid formulations, polymorph screening and process chemistry. For our chemical and energy customers, we sell Symyx Tools for use in catalyst and materials discovery, optimization, and formulation.

•       Symyx Software captures and integrates research knowledge across global organizations, increasing research productivity and enabling better, faster decision-making through more efficient, enterprise-wide access to information. Symyx Software integrates the full spectrum of research processes, for both high-throughput and conventional one-at-a-time experimentation. With customized front-end interfaces and a common storage system, our software enables scientists to design experiments, automate their execution, capture, analyze and present the results of the experiments, and store the data for future mining, all on a single, integrated platform. Our electronic lab notebook (“ELN”) software applications facilitate data mining, experiment planning, data collection and reporting. Our scientific software supports the entire experimental process and offers integrated data management to enable enterprise-wide access to research information.

•       We license the materials we discover for others to commercialize, in return for royalties or license fees. Some of these materials are discovered under our collaborations programs and some through internal research efforts. We also license some of our intellectual property, including sensors and methodology patents, in return for royalties or license fees.

Customers

We have a track record of building enduring relationships with customers in the chemical, energy, pharmaceutical, electronics and other industries, including several major universities. Our customers apply our various offerings in flexible ways to meet their needs. We have long-term relationships with certain customers where we are committed to research collaboration projects and/or programs to transform a company’s research and development organization by applying a cross-section of our offerings. We are able to narrowly define the fields in which we are performing research for our customers and give our customers research exclusivity in certain fields of interest. We work closely with customers to pair their domain expertise with our advanced research technologies to yield significant global competitive advantage for our customers.

Additionally, we work with customers in alliances, where our customers work with us across all of our business offerings under a substantial, multi-year commitment. To date, we have such alliances in place with the Exxon Mobil Corporation (“ExxonMobil”) and The Dow Chemical Company (“Dow”). Under the ExxonMobil alliance effective April 1, 2003, we are contracted to provide research services, develop and sell Symyx Tools systems, and license our software and intellectual property. The ExxonMobil alliance provides us with an expected five-year revenue stream of over $200 million (of which $100.8 million has been recognized as revenue through December 31, 2005) from currently planned alliance activities, purchases of Symyx Tools systems, and licensing fees and advance royalties. In addition, we are also entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields covered by the agreement. Under the Dow alliance effective January 1, 2005, we are contracted to perform research in a number of exclusive areas, develop and provide our Symyx Tools, and license our Symyx Software as well as certain intellectual property. Dow is obligated to make payments to us over the five-year term of approximately $120 million (of which $25.6 million has been recognized as revenue through December 31, 2005). In addition, we are entitled to receive royalties on commercialized discoveries resulting from the collaborative research.

For the fiscal years ended December 31, 2005, 2004, and 2003, the following customers contributed more than 10% of our total revenue (in thousands):

	Years Ended December 31,
	2005	2004	2003
ExxonMobil	$42,254	$45,016	$21,945
Merck	1,535	3,553	8,410
The Dow Chemical Company	26,765	4,420	4,350
Undisclosed Partner	146	2,427	6,657
Total	$70,700	$55,416	$41,362

For the fiscal years ended December 31, 2005, 2004, and 2003, approximately 17%, 22%, and 16%, respectively, of our total revenue was generated from sales to customers located in foreign countries.

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

By applying miniaturization, parallelization, and automation to the discovery of high-value materials, we believe that we can help transform chemical, energy, pharmaceutical, electronics, consumer goods, and automotive companies by discovering break-through new materials faster and more cost-effectively than is possible using traditional methods. We can also help transform how our customers perform research, by providing Symyx Tools, Symyx Software, patented methods, Symyx Sensors and other innovations that they can apply to increase the research effectiveness and success of our customers’ research and development programs.

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

Symyx Offerings

We are committed to retaining our position as a leading company that develops and supplies high-throughput technologies for the discovery of new materials with commercially valuable properties. We have created several complementary offerings in support of that objective, including Symyx Research Collaborations, Symyx Tools, Symyx Software, Symyx Sensors, and Materials and Intellectual Property (“Materials and IP”) Licensing.

Symyx Research Collaborations

The Symyx Research Collaborations program contributes greatly toward the development of our intellectual property, including patents covering methodology, composition of matter, instrumentation, and software. In our Research Collaborations, we perform research for customers typically in exclusive fields, for which we receive research funding and rights to downstream royalties or other payments on materials we may discover.

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

Much of our collaborative research is focused on the chemicals industry, where we apply proprietary high-throughput technologies aimed at making break-through discoveries leading to improved commercial processes and materials. Our technology innovations can help chemical companies address the rising costs and manufacturing challenges presented by low-cost competing producers overseas. We are working with leading companies to discover catalysts for the manufacture of polyolefins and a variety of other commodity chemicals. The range of new technologies developed in these research collaborations — including instruments, software, methods, and materials  — results in a growing portfolio of intellectual property that creates future source of revenue for Symyx.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	2005	2004	2003
Projects funded by collaboration partners	73%	79%	68%
Internally funded research	5%	10%	15%
Internal software development	21%	5%	7%
Internal tools development	1%	6%	10%
Total	100%	100%	100%

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

Symyx Tools

Through Symyx Tools, we leverage the power of our inventions by selling automated instruments to pharmaceutical companies to speed and improve preclinical testing of drug candidates, and to chemical and energy companies for catalyst and other research. Symyx Tools may include high-throughput reactors, screening systems, robots and analytical equipment, all integrated with Symyx Software which facilitates the process of designing, executing, and evaluating chemical and material research and development.

Companies that purchase Symyx Tools from us are able to implement high-throughput technologies at a great time and cost savings compared to taking a license to operate from us and then developing and building a system internally. These complete Symyx Tools systems, aimed at accelerating research as well as product optimization and process development, enable scientists to increase their research effectiveness up to 100-fold.

We primarily sell Symyx Tools systems to pharmaceutical and chemical companies. Pharmaceutical companies use our instrumentation to automate and improve pre-clinical research, including drug polymorph, solubility studies and process optimization. The systems we sell to pharmaceutical companies include pre-formulation workflows, solubility workflows, high pressure, or HiP, reactors, and Parallel Pressure Reactors, or PPR®. Chemical companies use our Symyx Tools systems to automate and integrate their material discovery and research and development processes. The systems we sell to chemical companies include our PPR system, fixed bed reactors, and high-temperature rapid GPC system, as well as a variety of systems designed to test polymer physical properties.

We offer our customers the flexibility of purchasing either complete systems or individualized system components. This approach allows customers to build full high-throughput experimentation capability gradually with the assurance that they will be able to integrate the systems and data management of different research processes at any time.

Symyx Software

We license our Symyx Software to enhance experiment design, laboratory automation, data capture, data analysis and visualization, and data communication in high-throughput and traditional research environments. Symyx Software facilitates the process of designing, executing, and evaluating chemical and material research and development. Symyx Software consists of several related software applications, each focused on users and specific to the actual day-to-day tasks of laboratory research.

In November 2004, we acquired IntelliChem, Inc. (“IntelliChem”) and in April 2005 we acquired Synthematix, Inc. (“Synthematix”). These two software acquisitions allowed us to further expand the offerings of our software to include electronic lab notebook (“ELN”) software applications such as data mining, experiment planning, data collection and reporting. Symyx Software now enables global access to research information.

Key aspects of our software include the following:

•       Electronic laboratory notebook software that provides uniform IP protection and project data management across the enterprise, along with tailored user interfaces offering immediate direct benefit to scientists in medicinal chemistry as well as pharmaceutical and chemical development

•       Experimental design and broad data capture capability applicable to conventional and automated research

•       Flexible, vendor-independent laboratory automation for automated research

•       Enterprise-wide real time data warehousing, querying and reporting to support effective and timely decision-making

Customers of our software include chemical, energy, and pharmaceutical customers, as well as other industrial customers seeking to improve and integrate their research data management. Chemical, energy and other industrial companies may use our software broadly across their research groups. Pharmaceutical and biotechnology companies may use Symyx Software to support their pre-clinical research activities as well as some pharmaceutical discovery research and chemicals research.

Symyx Sensors

We have developed a solid-state mechanical resonator (“sensor”) technology for use in our own labs to test polymer viscosity, density, and other properties. We have determined that these sensors have many potential applications outside of the lab, and we began an active program to license these sensors to industrial companies. One identified application of our sensor technology is for real-time, in-situ monitoring of the condition of motor oil in vehicles. Lubrication management assures better vehicle performance, as oil condition can vary greatly based on environmental conditions. We have developed relationships to introduce Symyx sensor technology into both the passenger and commercial vehicle markets. Additionally, our sensors and technologies are also licensed and in development at other companies, including both an oil exploration company and for use in monitoring polyethylene reactors. We expect to receive royalties from the sale of these sensors, or, in some cases, we could ultimately become a supplier of the sensor modules themselves.

Materials and IP Licensing

Discovered Materials

We discover and patent a range of materials in our Research Collaborations and internal research programs. These discovered materials provide the foundation for our potential future royalties.

Our portfolio of discovered materials provides us with an array of licensing opportunities, and offers a significant path to commercialization of new materials. Our discoveries demonstrate the ability of our high-throughput research technologies to address a range of materials for use in a variety of chemical and other industrial applications. As a result, we have created a growing pipeline of materials that have emerged from our discovery platform. At the time of this filing, our discoveries include 3 commercialized materials, 14 development candidates and 10 emerging development candidates.

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

We developed our patent licensing program to accommodate companies that want to implement high-throughput materials research on a smaller scale — generally increasing their research productivity by approximately 10-fold. Because our patent licenses typically are for a limited number of experiments or for a limited number of scientists’ use, this licensing approach complements our other business offerings by targeting research programs that are generally too small to warrant investment in Symyx Research Collaborations or Symyx Tools. In this manner, companies can benefit from our inventions by licensing our patents and patent applications for a fee.

Technology

Our scientists begin the discovery process by working with our collaborative partners or our own business development staff to define a research objective in terms of the specific properties a new material should have to meet the needs of a given application. We then apply the components of our combinatorial process — synthesis, screening and software — to seek to discover materials that match these criteria.

Synthesis

The materials research process begins with chemists’ theories about what elements from the periodic table of elements might be combined to create new materials with desired properties. However, while chemists working in traditional labs have to choose the few experiments they will perform on a given day, our chemists have the ability to perform hundreds or thousands of experiments during the same time frame. Our chemists are therefore able to pursue their theories both broadly, across a wide range of elements, and comprehensively, quickly creating materials with the same components, in different ratios.

A Symyx chemist initiates the synthesis process by using our Symyx Software Library Studio® software application, a computer software package created by our programmers to design the group, or “library,” of materials to be synthesized. These instructions, or “recipes,” are then relayed to synthesis instruments automated with our Symyx Software Impressionist® or Epoch® applications, each being computer software packages that direct automated equipment functions. These instruments create the library on a single substrate such as a three-inch diameter silicon wafer or a 96-well plate. The quantity of each compound synthesized is very small, generally ranging from micrograms to hundreds of milligrams. This contrasts dramatically with traditional synthesis, where grams to kilogram quantities of a material are usually necessary. Libraries synthesized on silicon wafers may range from a few hundred different candidate materials to several thousand, depending on the type of material and the type of analysis to be done.

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

Software

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

Sales and Sales Support

Our sales organization is comprised of approximately 20 professionals in the United States, Europe, and Japan. We have dedicated sales organizations targeting the chemicals/energy industries and the pharmaceutical/biotechnology industries.

We believe that service is an important component of the value we offer our customers. While sales representatives have direct responsibility for account relationships, our sales support group works closely with our customers to maximize the value of our offering. Our sales organization includes field application scientists who participate in the pre-sales effort to the customers’ R&D managers, IT personnel, and product managers to gather a better understanding of customers’ needs. Our sales organization also includes field service engineers dedicated to post-sales support, who train users at our facilities in

California and at customer sites, install instruments and software for customers, and provide any customization requested by the customer.

Assembly

We assemble and ship our Symyx Tools systems at our facilities in California. As we assemble our systems, we generally manufacture only critical components ourselves, usually components that contain proprietary technology. When outside manufacturing is more efficient, we contract with others for certain components. We use a wide range of suppliers. We believe our supply arrangements to be adequate and that there are no material constraints on the sources and availability of materials. From time to time we rely on a single supplier for all of our requirements of a particular component.

Intellectual Property and Other Proprietary Rights

Our success depends upon our proprietary technology. The risks associated with patents and intellectual property are more fully discussed in the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K. There are five general areas that may be patented using our high-throughput approach:

•       library synthesis methods;

•       the libraries themselves;

•       screening or characterization methods;

•       equipment and software; and

•       new materials and their uses.

During 2005, we were issued 51 patents worldwide. Our patent portfolio as of year end 2005 consisted of 286 issued patents, including 242 United States patents, 18 European patents, and 26 patents in other countries, and approximately 380 patent applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 9 of the issued United States patents and 7 of the issued patents in other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon our formation. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights.

Markets

Symyx provides chemical, energy, pharmaceutical development, electronics, consumer goods, and automotive customers with materials and chemical solutions to increase their research and development effectiveness by achieving better results with shorter timelines and lower costs. We realize value through collaborative research, the sale of Symyx Tools, and the license of intellectual property, software, sensors, and materials. Our market opportunities fall into two primary areas: our customers’ research and development expenditures and the market for sales of materials.

Research and Development (“R&D”) Expenditures Market

Our customers in the various industries we serve have an aggregate R&D expenditure in excess of $10 billion annually and need to achieve an increased return on their R&D investments. These investments include personnel costs in basic research and discovery, purchases of instruments, workflows and tools, and deployment of supporting informatics and software environments.

Materials Markets

The materials we discover cover a broad range of applications, including catalysts for the manufacture of plastics and commodity chemicals, polymers for industrial, consumer goods and life science applications, and diverse electronic materials. Each of these materials typically may generate annual worldwide sales for our customers in the range of $100 million to $500 million.

Competition

Among our high-throughput research technology offerings, our competition consists chiefly of in-house efforts of certain chemical companies with internal high-throughput materials discovery programs. In addition, two European based companies, Avantium Technologies and HTE, may also use high-throughput approaches to materials discovery.

Furthermore, certain instrument manufacturers, including Chemspeed, Zinsser, and others, offer instruments that may compete with our Symyx Tools business area. Because high-throughput materials experimentation is an emerging field, competition for Symyx Research Collaborations and Symyx Tools could increase. In addition, other companies may be addressing the same materials targets as we do and would represent competition for our discovered materials.

We compete in the pharmaceutical research software market with companies like CambridgeSoft Corporation, and in more limited areas, with Mettler-Toledo International Inc., and Waters Corporation.

Backlog of Committed Revenue

As of December 31, 2005, our customers have contractually committed approximately $100 million of our 2006 revenue for the purchase of Symyx Tools, licenses to Symyx Software, Symyx Sensors and intellectual property, and funding for research and development under collaborative agreements in 2006. We also have an additional $146 million in revenue backlog expected to be realized in fiscal 2007 and beyond. As of December 31, 2004, our total backlog of committed revenue was $309 million. The decrease in backlog from 2004 to 2005 was primarily due to the delivery of services and tools under our alliances with ExxonMobil and Dow during 2005.

Employees

Currently we have a total of approximately 350 employees, including over 250 scientific and technical employees and approximately 100 people in business development, legal, sales, and general and administrative services. Our headcount increased significantly during 2005 because of the expansion of our software group, the acquisition of Synthematix in April 2005, and hiring of scientific and technical employees to fulfill the needs under our ExxonMobil and Dow alliances. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 28, 2006:

Name of Executive Officer	Age	Position with the Company
Steven D. Goldby(1)	65	Chairman of the Board and Chief Executive Officer
Isy Goldwasser(2)	36	President
Jeryl L. Hilleman(3)	48	Executive Vice President and Chief Financial Officer
Paul J. Nowak(4)	51	Executive Vice President and Chief Operating Officer
W. Henry Weinberg(5)	61	Executive Vice President and Chief Technical Officer

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

(4)          Mr. Nowak joined Symyx in June 2004. Prior to Symyx, Mr. Nowak held a variety of positions with VWR International, including President and Chief Operating Officer of VWR International since January 2001. Mr. Nowak received a B.S. degree in biology from the State University of New York.

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

Company Website and Available Information

Our website can be found at www.symyx.com. The website contains information about Symyx and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge at our website when they are filed with the SEC. Furthermore, any materials we file with the SEC may be read at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Anyone may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website also contains our Corporate Governance Guidelines, charter and membership of the Board’s Audit, Compensation and Nominating and Governance Committees, as well as a Code of Conduct and Ethics.

Item 1A.                Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10 K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10 K. These are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 39% and 25%, respectively, of our total revenue in 2005. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have an adverse impact on our financial results, which may cause the market price of our common stock to fall.

Failure to integrate our various software products and achieve customer acceptance of the electronic laboratory notebook technology would harm our revenue and operating results

We recently acquired IntelliChem, Inc. and Synthematix, Inc., providers of electronic lab notebook software. Our success is partially dependent on our ability to successfully integrate the software we acquired in these acquisitions with our existing software and with each other. If this integration is not successful or if the integrated software products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and operating results.

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team

We have recently completed two acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our recently acquired business, IntelliChem, Inc. and Synthematix, Inc., or any future acquired business, into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

•       secure new Symyx Tools customers; and

•       add additional licensees of both our software and intellectual property.

Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, pharmaceutical and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. A failure to achieve the necessary customer acceptance and extend current collaborations and add new ones, secure new Symyx Tools customers, and add additional licensees of our software and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

Failure to successfully commercialize our discoveries would reduce our revenues and profitability and harm our business

For us to achieve and sustain a significant level of profitability, we must continuously make discoveries with significant commercial potential.

If we license our discovered materials, sensor technologies, or methodologies to other companies, we typically do not receive royalties on sales of products by our partners until they have commenced commercial sales of products containing our materials or produced using our methods. The commercialization of discovered materials can be a long and expensive process and we cannot control our partners’ activities in this regard. The failure of our partners to commercialize development candidates resulting from our research efforts would reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.

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

We are dependent on the research and development activities of companies in the chemical, energy, pharmaceutical, electronics, consumer goods, and automotive industries, and declines or reductions in research and development activities in these industries could harm our business

The market for our discovery services, instrumentation, and software within the chemical, energy, pharmaceutical, electronics, consumer goods, and automotive industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, pharmaceutical, electronics, consumer goods, and automotive companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical, energy, pharmaceutical, electronics, consumer goods, and automotive companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Symyx Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

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

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

We have a limited number of contracts for the sale of Symyx Tools systems and for the licensing of intellectual property, software, technologies, and materials to date, and we cannot assure you that we will be able to build a sustainable business related to either the sale of additional systems or the licensing of intellectual property, software, technologies, and materials

To date, we have entered a growing but still limited number of contracts for our Symyx Tools systems. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time.

Sales of Symyx Tools systems and licensing of intellectual property, software, technologies, and materials will be subject to a number of significant risks over which we have little or no control, including:

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

If we are unable to continue to build the infrastructure to support Symyx Tools and intellectual property and software licensing, or if the sales or build cycles for Symyx Tools systems lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

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

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenues and harm our business

The field of high-throughput materials science is increasingly competitive. We are aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. In addition, there are companies focusing on aspects of high-throughput chemistry for the discovery of materials. In addition, academic and research institutions may seek to develop technologies that would be competitive with our technologies for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants may increase. Our Symyx Tools and Symyx Software business groups are facing increasing competition from a number of instrument manufacturing and software companies. To the extent these companies develop competing technologies, our own technologies, methodologies, systems and workflows, and software could be rendered obsolete or noncompetitive. We would then experience a decline in our revenues and operating results.

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

•       the size and timing of customer orders for shipments of, and payments related to, Symyx Tools instrumentation;

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

These factors and fluctuations, as well as general economic, political, and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options.

We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture our Symyx Tools if shipments from these suppliers are delayed or interrupted

Key parts of our Symyx Tools systems are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. In the event that supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for Symyx Tools systems or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

Even if alternative sources of supply are available, it could be time-consuming and expensive for us to qualify new vendors and integrate their components into our Symyx Tools systems. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products.

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

Changes in accounting standards regarding stock option plans have limited the desirability of granting stock options, which may harm our ability to attract and retain employees, reduce our profitability and may affect our stock price

We are required to adopt SFAS No. 123(R), Share-Based Payment, on January 1, 2006. This statement requires us to treat the value of stock options granted to employees as an expense. The adoption of this statement will reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. However, stock-based compensation is an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock programs. We may need to limit the use of stock-based compensation and continue to explore other compensation plans to assist in employee recruitment and retention. We cannot determine how investors will view the change in accounting treatment of stock-based compensation and the change in our practices and how these changes may impact our stock price and perception of the value of our company.

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

If our products contain defects, it could harm our revenues and expose us to litigation

The products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause injury to personnel and/or damage to our reputation and result in increased costs, loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

We are exposed to general global economic and market conditions

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the pharmaceutical and chemical industries. In recent quarters, our ability to conclude Symyx Tools sale agreements and research and development collaborative arrangements have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material adverse impacts on our business, operating results, and financial condition.

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

•       the burdens of complying with a variety of foreign laws; and

•       other factors beyond our control.

We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, terrorism, potential hostilities, changes in diplomatic and trade relationships, and disease outbreaks. Although to date we have not experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure investors that such factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our facilities currently consist of an aggregate of 147,000 square feet of office, research, and laboratory space in several locations in California, New Jersey, North Carolina, Oregon, and other states and countries. We own the 39,000 square-foot building at 3100 Central Expressway, Santa Clara, California and lease the remaining office spaces under lease agreements that expire from April 2006 to November 2015.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market System under the symbol of “SMMX.” The following table sets forth, for the period indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

	High	Low
2004
First Quarter	$29.95	$20.61
Second Quarter	$30.22	$22.40
Third Quarter	$24.26	$16.51
Fourth Quarter	$32.20	$22.05
2005
First Quarter	$30.61	$21.61
Second Quarter	$28.49	$21.47
Third Quarter	$31.09	$24.01
Fourth Quarter	$28.77	$22.84

As of February 28, 2006, there were approximately 136 holders of record of our common stock.

No dividends have been paid on our common stock since our inception and we currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

We have not repurchased any of our common stock during the year ended December 31, 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to our shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	A Number of Securities to Be Issued Upon Exercise of Outstanding Options		B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	7,692,025	(3)	$25.93	2,019,118	(4)
Equity Compensation Plans Not Approved by Stockholders(2)	401,787		$25.57	655,999
Total	8,093,812		$25.91	2,675,117

(1)          Consists of the 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

(2)          Consists of IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the acquisition of IntelliChem on November 30, 2004, the Synthematix, Inc. 2000 Equity Compensation Plan, as amended, assumed in connection with the acquisition of Synthematix on April 1, 2005, and the 2001 Non-statutory Stock Option Plan. A description of these plans is available in Note 4 of the Notes to Consolidated Financial Statements.

(3)          Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,547,295 shares as of December 31, 2005. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last U.S. business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date. Eligible employees may defer up to 10% of their salary, but not to exceed $25,000, in any calendar year, to purchase shares under this Plan.

(4)          Consists of shares available for future issuance under our 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2005, an aggregate of 1,547,295 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 471,823 shares of common stock were available for issuance under the 1996 Stock Option Plan and 1997 Stock Option Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our Board of Directors. The 1997 Stock Option Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by our Board of Directors.

Item 6.                        Selected Financial Data

The following selected historical information has been derived from our audited financial statements. The financial information as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Service revenue	$56,980	$42,251	$38,689	$35,397	$42,629
Product sales	26,663	27,060	14,458	25,877	14,216
License fees and royalties	24,494	13,874	9,816	3,547	3,175
Total revenue	108,137	83,185	62,963	64,821	60,020
Operating expenses:
Cost of products sold	11,090	7,857	2,937	6,239	6,591
Research and development	50,660	41,142	40,058	39,307	38,718
Sales, general and administrative	25,566	18,007	14,933	14,592	12,524
Acquired in-process research and development	1,590	2,260	—	—	—
Amortization of intangible assets arising from business combinations	3,515	231	—	—	—
Total operating expenses	92,421	69,497	57,928	60,138	57,833
Income from operations	15,716	13,688	5,035	4,683	2,187
Interest and other income	4,427	2,521	1,996	3,269	6,117
Interest and other expense	—	—	—	(9)	(660)
Income before income tax expense	20,143	16,209	7,031	7,943	7,644
Income tax expense	8,141	3,327	1,290	2,657	1,306
Net income	$12,002	$12,882	$5,741	$5,286	$6,338
Basic net income per share	$0.37	$0.40	$0.18	$0.17	$0.21
Shares used in computing basic net income per share	32,819	32,067	31,199	30,647	29,904
Diluted net income per share	$0.35	$0.38	$0.18	$0.17	$0.20
Shares used in computing diluted net income per share	34,564	33,872	32,470	31,638	31,196

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$168,625	$136,541	$138,698	$118,020	$113,326
Working capital	162,237	142,361	131,154	118,363	101,925
Goodwill and intangible assets	32,065	24,397	856	910	1,335
Total assets	241,412	207,002	177,536	157,368	151,070
Total stockholders’ equity	218,529	191,009	159,438	145,483	134,497

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2005, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

We have been a public company for six years, and have built upon our broad technology platform to establish ourselves as a profitable company with several complementary operating business areas. Since our initial public offering in 1999, our revenue has increased at a compounded average annual rate of 23%, and we have been profitable since the first quarter of 2001.

Since our inception, we have invested heavily in establishing the technology, instrumentation, and software necessary to transform traditional research and development and pursue high-throughput discovery of materials. Through our Research Collaborations and our own internal research, we continue to develop high-throughput technologies for discovery of new materials. We apply our expertise in high-throughput research technologies to offer an expanding line of Symyx Tools. Symyx Software continues to expand, offering our customers integrated data management capabilities and enterprise-wide access to research information. Our list of discovered materials continues to advance, including catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications. We believe we are now well positioned to capitalize on these investments.

Recent Developments

Our major recent developments and their impact on our business are highlighted below:

•       New Symyx Tools — During 2005, we enabled further modularization of our Symyx Tools systems with the introduction of our Extended Core Module (XCM), an update to our CORE(x) module that we offered in 2004. Our XCM provides the base building block for Symyx Tools systems. It can be configured and expanded to fit customers’ requirements and can be modified as system requirements change by removing one module and inserting another. Built upon our new XCM, during the year, we also introduced the Forced Degradation (“FD”) system to the pharmaceutical industry, for testing pharmaceutical ingredients in a variety of extreme chemical and environmental conditions. Our new FD system offers significant improvement in throughput compared to current, manual practices.

•       Integration of Symyx Software offering — In November 2004, we acquired IntelliChem, Inc. and in April 2005, we completed the acquisition of Synthematix, Inc. During 2005, we completed the integration of our Symyx Software operations, incorporating product features of lab automation, electronic lab notebook and data mining software applications. We realigned our sales force, which doubled to approximately 20, as a result of acquisitions. Our sales force is now organized by industry focus, and we added offices in New Jersey, Switzerland and Japan.

•       Co-investing to develop new applications for our high-throughput technologies — We are co-investing in research programs with smaller companies, often venture-backed, to pursue opportunities in new fields. These research and development partnerships combine our partner’s domain knowledge and relationships with our expertise in high-throughput research technologies. We are working with Intermolecular, Inc. in the field of integrated circuits, with an undisclosed company in photovoltaics, and with Stargate Mobile to introduce oil condition sensors in the field of commercial vehicles.

In the year ended December 31, 2005, we generated total revenue of $108.1 million, with operating income of $15.7 million, net income of $12.0 million and diluted earnings per share of $0.35. Included in the 2005 operating income and net income were purchase accounting adjustments and other special charges arising from the acquisitions of IntelliChem and Synthematix, including approximately $1.6 million of an in-process research and development charge, $3.5 million of amortization of intangible assets, and other merger related expenses.

During 2005, we generated positive cash flow from operations and ended the year with $168.6 million in cash, cash equivalents and available-for-sale securities after paying a net $12.8 million to acquire Synthematix.

Our total headcount increased from 235 employees at the end of 2003 to 275 employees at the end of 2004 and to 347 employees at the end of 2005 primarily as the result of IntelliChem and Synthematix acquisitions, the expansion of our software group and additional research personnel to meet our contractual obligation under our alliance agreements with ExxonMobil and Dow. We anticipate that our headcount will continue to increase to meet the mix and level of staffing required by our collaborative, tools and software agreements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Note 1 to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved, and determining the useful life of intangible assets. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

Service revenue consists of research and development funding received from collaborative partners as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for Symyx Tools systems, comprising hardware, associated software and intellectual property licenses and consumables. Royalties and license fees include fees for licensing of our software, intellectual property, proprietary materials and technology license payments and royalties on laboratory instruments and software sold under license by third parties.

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

Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. Our product-related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

Product Sales

We recognize revenue from the sale of Symyx Tools hardware and the license of associated software, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A warranty expense accrual is established at the time of customer acceptance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Symyx Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Symyx Tools system, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

Software License Fees

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not reasonably assured, in which case we recognize revenue only when each of these criteria have been met. By way of example, for the ELN software products that we acquired from IntelliChem, Inc. and Synthematix, Inc, we have not yet established the fair value of all the ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies.

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Symyx Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. In years 2005, 2004 and 2003, we have recorded favorable adjustments of approximately $416,000, $966,000 and $300,000, respectively.

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

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 10 of the Notes to Consolidated Financial Statements, the 2005 amortization expense of intangibles would have been increased by $1.0 million. We conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

Employee Stock Options

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements prior to January 1, 2006 in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options assumed in connection with business combinations is determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation is being amortized on a graded vesting method. Had we elected to expense stock options based on their fair value in accordance with SFAS 123, we would have reported a net loss of approximately $8.3 million, $135,000 and $9.4 million for 2005, 2004 and 2003, respectively.

Business Acquisitions

Acquisition of IntelliChem, Inc.

On November 30, 2004, we acquired 100% of the outstanding capital stock of IntelliChem, a provider of intelligent electronic lab notebooks for customers in the pharmaceutical, biotechnology, and chemical industries. The results of IntelliChem’s operations have been included in the consolidated financial statements since that date.

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

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The purchase price allocation was as follows (in thousands):

Amount
Fair value of net assets purchased	$4,476
Deferred tax assets	145
In-process research and development	2,260
Trade name	860
Developed technology	8,370
Customer relationships	4,700
Unearned stock compensation	651
Deferred tax liabilities	(4,151)
Release of valuation allowance against acquirer’s deferred income tax assets upon recognition of deferred income tax liabilities on acquired identifiable intangible assets in connection with acquisition of IntelliChem	4,151
Goodwill	9,138
Total	$30,600

The allocation of the consideration for the acquisition of IntelliChem to its individual assets and liabilities was based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to in-process research and development (“IPR&D”) projects, and IntelliChem’s tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, a trade name, and developed technology.

The IPR&D project that IntelliChem has been working on was the development of next generation of IntelliChem software. That software had not yet been proven to be technologically feasible but had been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 28% was used which is higher than IntelliChem’s computed weighted average cost of capital of 20% due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results. This project has been completed in 2005 and costs associated with this project were not material and were included in the research and development expenses.

In performing this purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of IntelliChem’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 24% to 28%. These discount rates were determined after consideration of our rate of return and the weighted average return on assets. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At December 31, 2005, identifiable intangible assets purchased in the IntelliChem acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 5.0 years. No significant residual value was estimated for these assets.

	Amount	Useful Life
Trade name	$860	1 year
Developed technology	8,370	4.5 years
Customer relationships	4,700	6.5 years
Balance at December 31, 2005, at cost	$13,930

Acquisition of Synthematix, Inc.

On April 1, 2005, we completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc., based in Durham, North Carolina. Synthematix was a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The results of Synthematix’s operations have been included in our consolidated financial statements since that date. On August 1, 2005, Synthematix was merged into one of our subsidiaries, Symyx IntelliChem, Inc., whose name was subsequently changed to Symyx Renaissance Software, Inc.

The preliminary purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

According to the merger agreement, additional purchase consideration of up to $4,000,000 would be payable upon the achievement of certain 2005 revenue targets for products developed by the former Synthematix. Based on the actual revenue generated by Synthematix in 2005, we did not record any additional purchase consideration as of December 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the preliminary purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to the Company’s software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 7 of Notes to Consolidated Financial Statements for information regarding the purchase price allocation.

In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Synthematix’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 15% to 17.5%. These discount rates were determined after consideration of the Company’s rate of return and the weighted average return on assets. Risks the Company identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At December 31, 2005, identifiable intangible assets purchased in the Synthematix acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 4.6 years. No significant residual value is estimated for these assets.

	Amount	Useful Life
Trade name	$280	1 year
Developed technology	2,350	4.5 years
Customer relationships	500	7.0 years
Balance at December 31, 2005, at cost	$3,130	4.6 years

The IPR&D project that Synthematix was working on was the development of next generation of Synthematix software. At the date of acquisition, that software had not yet been proven to be technologically feasible but had been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

Results of Operations

Revenue

	2005		2004		2003
	Amount	Change over Previous Year	Amount	Change over Previous Year	Amount
	(in 000’s)		(in 000’s)		(in 000’s)
Service revenue	$56,980	35%	$42,251	9%	$38,689
Product sales	26,663	(1)%	27,060	87%	14,458
License fees and royalties	24,494	77%	13,874	41%	9,816
Total revenue	$108,137	30%	83,185	32%	62,963

Our total revenue increased 32% from 2003 to 2004 and 30% from 2004 to 2005. This increase was primarily due to the expansion of revenue under our alliance with The Dow Chemical Company, as well as an increase in software license fees and royalties.

In 2005, we commenced bifurcating Symyx Tools sales transactions into product sales revenue (reported under the Symyx Tools segment) and software license fees revenue (the majority of which was reported under the Symyx Software segment). Prior to 2005, Symyx Tools sales transactions were reported solely in the product sales revenue line in the Consolidated Income Statements. The impact to our 2005 Consolidated Income Statement, if we reported our 2005 revenue from Symyx Tools sales transactions in the same way as we reported in periods prior to 2005, would be an additional $1.4 million of revenue reported in the product sales revenue line rather than in the license fees and royalties line. With respect to segment reporting, we would have reported an additional $1.3 million of revenue under the Symyx Tools segment rather than the Symyx Software segment.

Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (as a percentage of total revenue in the respective periods):

	2005	2004	2003
North America	83%	80%	86%
Japan	2%	7%	11%
Belgium	2%	10%	*
Europe (excluding Belgium)	13%	3%	3%
Total	100%	100%	100%

*                    Less than 1%

In the last two years, we increased our market share in the European market primarily by selling our Symyx Tools to European customers. We have also experienced an increase in our service revenue from the expansion of our research collaboration with an energy customer in Europe. We expect that we will continue to generate revenue from the European market through Symyx Tools sales, research collaboration service, license of our software, as well as license of our sensor technologies and intellectual property.

The following table lists our major customers for the years ended December 31, 2005, 2004 and 2003 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

	2005	2004	2003
ExxonMobil	39%	54%	35%
Merck	1%	4%	13%
The Dow Chemical Company	25%	5%	7%
Undisclosed Partner	*	3%	11%
Total	65%	66%	66%

*                    Less than 1%

We segregate revenue by the following segments:

	2005		2004		2003
	Amount	Change over Previous Year	Amount	Change over Previous Year	Amount
	(in 000’s)		(in 000’s)		(in 000’s)
Research Collaborations	$53,818	28%	$42,131	11%	$37,796
Symyx Tools	30,829	8%	28,576	52%	18,861
Symyx Software	15,315	125%	6,815	455%	1,228
Materials and IP Licensing	5,268	26%	4,191	8%	3,887
Symyx Sensors	2,907	97%	1,472	24%	1,191
Total	$108,137	30%	$83,185	32%	$62,963

The reconciliation of segment revenue above to the revenue disclosed in the Consolidated Income Statements is provided in Note 6 “Segment Disclosure” of Notes to the Consolidated Financial Statements.

Research Collaborations Revenue

The Research Collaborations group generates revenue primarily from the research services it provides to our collaboration partners.

The increase in Research Collaborations revenue from 2003 to 2004 was primarily attributable to the funding received under the alliance agreement we entered into with ExxonMobil effective April 2003 partially offset by a decrease in the level of funding received from an undisclosed partner. In 2005 the Dow alliance further accelerated the growth in Research Collaborations revenue.

We expect to receive over $200 million in revenue from ExxonMobil and over $120 million in revenue from Dow during the five-year term of each of the alliances, through our research collaborations, product sales, and license of software and intellectual property. Through December 31, 2005, we had recognized $100.8 million and $25.6 million from ExxonMobil and Dow alliances, respectively, including total of approximately $75.8 million in Research Collaborations revenue from these two alliances. We believe these two alliances will continue to be the major contributors to our Research Collaborations revenue in 2006 through 2009.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Tools and associated software and intellectual property.

Symyx Tools revenue increased from $18.9 million in 2003 to $28.6 million in 2004 and $30.8 million in 2005. For the year ended December 31, 2005, Symyx Tools Revenue included $26.7 million product sales, $4.1 million of service revenue, and $70,000 of license revenue. For the year ended December 31, 2004, Symyx Tools revenue included $25.7 million of product sales, $2.8 million of service revenue, and $31,000 of license revenue. For the year ended December 31, 2003, Symyx Tools revenue included $14.5 million of product sales and $4.4 million of service revenue. The increase in Symyx Tools revenue in 2005 and 2004 was primarily due to increased shipments of Symyx Tools systems. During years 2005 and 2004, we shipped 20 and 13 Tools systems, respectively, including our CORE(x) modules and extended core modules, to chemical, pharmaceutical, academic institutions, and several other customers. We adopted our modular strategy in 2004 to facilitate timely customer purchases because purchase decisions on a complete Symyx Tools system may take a long time. This modular approach allows our customers to build up full combinatorial high-throughput experimentation capability over time by acquiring stand-alone portions of a Symyx Tools system that integrate together to make an entire workflow.

Under the ExxonMobil and Dow alliances, we are contracted to deliver multiple Symyx Tools systems in the next few years. We also negotiate with other chemical and pharmaceutical companies for the sale of Symyx Tools systems. We believe our expanding customer base will contribute to our expected growth of Symyx Tools revenue.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from the licensing of software, including automation and data mining applications and ELN software, and provision of associated support, maintenance and consulting services.

Symyx Software revenue increased from $1.2 million in 2003 to $6.8 million in 2004 and to $15.3 million in 2005. The increase in Symyx Software revenue in 2004 was primarily due to the increased revenue from ExxonMobil and Pfizer for software licenses, and associated maintenance and support. The increase in Symyx Software revenue in 2005 was due to increased revenue from software licenses and services provided to ExxonMobil and Dow as well as increased ELN software licenses. In the last quarter of 2005, we entered into several license agreements with major pharmaceutical companies. We expect

Symyx Software revenue will continue to grow as we recognize the revenue for licenses and services under these agreements.

Materials Licensing and IP Revenue

The Materials and IP Licensing group generates revenue primarily from the licensing fees received from licensing our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

Materials and IP Licensing revenue increased from $3.9 million in 2003 to $4.2 million in 2004 and to $5.3 million in 2005. The increase in licensing revenue in 2004 over 2003 was primarily due to payments received from ExxonMobil and UOP. The increase in licensing revenue in 2005 over 2004 was primarily due to payments received from Dow. We believe that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in future years.

We currently have three materials commercialized by Dow, JSR Corporation and Agfa-Gevaert N.V. We anticipate that our customers may commercialize an additional four materials during 2006. We believe that these commercialized materials will contribute to our growth in Intellectual Property and Materials Licensing revenue in the future.

Symyx Sensors Revenue

The Symyx Sensors group offers development services and licenses for specific applications to our sensor technology. Symyx Sensors revenue in both 2004 and 2003 consisted primarily of payments received from Hella KG. Symyx Sensors revenue increased significantly in 2005 over 2004 due primarily to payments received from Univation for the sensor development, partially offset by the decrease in payments received from Hella KG.

Cost of Products Sold

Cost of products sold was $11.1 million, or 42% of product sales revenue in 2005, compared to $7.9 million, or 29% of product sales revenue in 2004 and $2.9 million, or 20% of product sales revenue for the year ended December 31, 2003. The increase in the total cost of products sold in 2005 and 2004 was primarily due to the increase of products sold, along with changes in product mix. The increase in cost of products sold as a percentage of product sales revenue in 2005 over 2004 was due to the change in the product mix shipped in the respective years, the bifurcation of Symyx Tools sales transactions into product sales revenue and software license fees revenue discussed under “Revenue” above, as well as an unfavorable inventory obsolescence charge of approximately $725,000 in 2005. The increase in cost of products sold as a percentage of product sales revenue in 2004 over 2003 was due to a change in the product mix shipped in the respective years, the development costs related to prototypes delivered being expensed as discussed below, partially offset by a favorable adjustment of accrued warranty expense of approximately $1.0 million.

The cost of products sold may be driven by the variability of product mix and sales volume in each period. The cost of products sold as a percentage of product sales is expected to fluctuate from period to period because the majority of Symyx Tools systems are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as a prototype, the development costs incurred prior to the commercial build are expensed as development costs, which results in a lower cost of products sold and higher margin in the quarter in which such a system is delivered to the customer.

The cost of products sold may also be affected by adjustments to the warranty expense accrual for pre-existing sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made.

Other Operating Expenses

	2005			2004			2003
	Amount	As a Percentage of Total Revenue	Change over Previous Year	Amount	As a Percentage of Total Revenue	Change over Previous Year	Amount	As a Percentage of Total Revenue
	(in 000’s)			(in 000’s)			(in 000’s)
Research and development	$50,660	47%	23%	$41,142	49%	3%	$40,058	63%
Sales, general and administrative	25,566	24%	42%	18,007	22%	21%	14,933	24%
Acquired in-process research and development	1,590	1%	(30)%	2,260	3%	n/a	—	—%
Amortization of intangible assets arising from business combinations	3,515	3%	1,422%	231	*	n/a	—	—%
Total operating expenses	$81,331	75%	32%	$61,640	74%	12%	$54,991	87%

*       Less than 1%

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies, and depreciation of facilities and laboratory equipment.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2005, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
BP (including both BP and Innovene. Innovene was spun off from BP at the end of 2005)	3/31/2006	Catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins
The Dow Chemical Company	12/31/2009	Polyolefin catalysts for certain commodity chemicals

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	2005	2004	2003
Projects funded by collaboration partners	73%	79%	68%
Internally funded research	5%	10%	15%
Internal software development	21%	5%	7%
Internal tools development	1%	6%	10%
Total	100%	100%	100%

Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether we will achieve future milestones or royalty payments under our various collaborations.

Research and development expenses in 2004 and 2003 included $1.2 million and $1.7 million, respectively, of direct costs of research services provided to Ilypsa, a related party. The increase of research and development expenses in 2005 and 2004 was due primarily to increases in salary related expenses due to the hiring of additional scientific and technical staff to work on research and development projects for ExxonMobil and Dow and increased headcount to develop our software platform.

Research and development expenses as a percentage of total revenue decreased sequentially in 2005 and 2004 because the increase in research and development expenses lagged the significant increase in total revenue. Our core business areas are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance, and human resources, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. The increase of sales, general and administrative expenses in 2005 and 2004 was primarily due to an increase of personnel costs, mainly as a result of adding a number of business development and sales staff to manage and support our growth, and an increase in auditing and tax related service fees, largely as a result of the requirements of the Sarbanes-Oxley Act, offset partially by the decrease in legal fees for intellectual property litigation.

Although our sales, general and administrative expenses as a percentage of total revenue in 2005, 2004 and 2003 did not vary significantly, we expect that our sales, general and administrative expenses will continue to increase in absolute dollar amounts as we:

•       have expanded our business development and sales staff with the acquisitions of IntelliChem and Synthematix and may continue to expand our personnel as a result of future acquisitions;

•       continue to add to and improve our existing laboratory and engineering facilities;

•       incur escalating costs related to being a public company, such as increasing professional fees; and

•       are required to recognize stock-based compensation expenses under SFAS 123(R) starting January 1, 2006.

Acquired In-Process Research and Development

In April 2005, we acquired Synthematix in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.6 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the Synthematix acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 2005. Additional discussion on acquired in-process research and development can be found under “Business Combination.”

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

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004 and Synthematix in April 2005, we recorded $17.1 million of intangible assets (See Notes 7 and 10 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. During the three months ended September 30, 2005, we advanced our branding strategy for our software offerings and accordingly the remaining useful life of the trade names acquired in the IntelliChem and Synthematix acquisitions was reassessed to be 12 months starting from September 1, 2005. For the years ended December 31, 2005 and 2004, we recorded $3.5 million and $231,000, respectively, of amortization of intangible assets expense related to these acquisitions. In 2003 there was no amortization of intangible assets arising from business combinations.

Interest and Other Income

Interest and other income for the years ended December 31, 2005, 2004 and 2003 consisted primarily of interest income of approximately $4.3 million, $2.4 million and $2.0 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income increased in 2005 and 2004 due to the impact of rising average interest rates and average investment balance in the past two years. We anticipate that our interest income in 2006 will be greater than in 2005 in anticipation that the currently higher interest rates will sustain and that our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

We recorded an income tax expense of $8.1 million in 2005, $3.3 million in 2004 and $1.3 million in 2003. Our effective income tax rate was 40.4% for 2005, 20.5% for 2004 and 18.3% for 2003. The effective income tax rate was significantly lower than our statutory rate in both 2004 and 2003 due to the recognition of approximately $4.3 million and $1.3 million, respectively, of income tax benefits from certain of our deferred tax assets in 2004 and 2003, which had previously been offset by a valuation allowance. We expect our 2006 effective income tax rate will be close to our statutory rate of 40.75%, including state income taxes.

As of December 31, 2005, we had net deferred tax assets of approximately $4.8 million. Our net deferred tax assets primarily relate to federal and state research and development credits and the temporary difference between book and tax depreciation expenses, partially offset by deferred tax liabilities recognized for intangible assets in the IntelliChem and Synthematix acquisitions. As of December 31, 2005, we had federal net operating loss carryforwards of approximately $2.0 million. The net operating losses from the acquisitions of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized.

As of December 31, 2004, we had federal and California research and development tax credits of approximately $293,000 and $2.3 million, respectively. The federal research and development tax credits will begin to expire in 2021, while the state research and development credits have no expiration date. The federal research and development tax credits arose from the acquisitions of IntelliChem and Synthematix and may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

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

We are required to adopt SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using either the “modified-prospective” method or the “modified retrospective” method. We expect to adopt SFAS 123(R) using the modified-prospective method.

In August 2005, the FASB issued FASB Staff Position FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 defers indefinitely the requirement of SFAS 123 that a share-based payment to an employee subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in FSP FAS 123(R)-1 will be applied upon initial adoption of SFAS 123(R).

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 provides an exception to the application of the concept of “mutual understanding” in the determination of whether a grant date (and, for an equity award, a measurement date) has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a relatively short period of time from the approval date. The guidance in FSP FAS 123(R)-2 will be applied upon initial adoption of SFAS 123(R).

In November 2005, the FASB issued FASB Staff Position FAS 123R-3, Transition Election Related to Accounting for the Income Tax Effects of Share-Based Payment awards (“FSP FAS 123(R)-3”). FSP FSP FAS 123(R)-3 allows an elective short-cut approach to simplify the calculation of excess tax benefits available to absorb tax deficiency (“APIC pool”) and provides guidance for the presentation of excess tax benefits in the statement of cash flows for companies that elect to adopt the simplified alternative method of calculating the APIC pool. The guidance in FSP FSP FAS 123(R)-3 is effective on November 10, 2005. We do not expect to adopt this elective alternative method in calculating the APIC pool.

As permitted by SFAS 123, through December 31, 2005, we have accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, have recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a material impact on our results of operations, although it will have no direct impact on our overall financial position. The impact of adopting SFAS 123(R) is expected to be additional expenses of between $7 million to $8 million, net of tax, or approximately $0.20 diluted loss per share, in 2006. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 1 of the Notes to Consolidated Financial Statements (“Stock Based Compensation”). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP FAS 115-1 and FAS 124-1 shall be applied to reporting periods beginning after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Accounting for Rental Costs Incurred during a Construction Period

In October 2005, FASB issued FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. (“FSP FAS 13-1”). FSP FAS 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in FSP FAS 13-1 is to be applied to the first reporting period beginning after December 15, 2005. This is consistent with how we have historically accounted for rental costs during a construction period and therefore we do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

In October 2004, the FASB ratified Emerging Issues Task Force consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF Issue No. 04-10”), which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined, but early application is permitted. The adoption of EITF Issue No. 04-10 is not expected to have a material impact on our consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operating activities for the year ended December 31, 2005 and finished the year with cash, cash equivalents and available-for-sale securities of approximately $168.6 million, after paying a net $12.8 million in the acquisition of Synthematix. This compared to cash, cash equivalents and available-for-sale securities of approximately $136.5 million at December 31, 2004.

As of December 31, 2005, we had no long-term liabilities.

Our operating activities provided $42.6 million, $22.9 million and $27.2 million of cash in 2005, 2004, and 2003, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and licensing, partially offset by operating expenses. We expect that we will continue to generate positive cash flow from our operating activities in the near future.

Net cash used in investing activities was $2.7 million, $32.7 million and $43.1 million, respectively, in 2005, 2004, and 2003. Included in the 2005 cash used in investing activities was the $12.8 million net cash paid associated with the acquisition of Synthematix. Included in the 2004 cash used in investing activities was the $26.9 million net cash paid associated with the acquisition of IntelliChem. The other fluctuations from period to period were due primarily to the timing of purchases, sales, and maturity of our available-for-sale securities. Cash used in purchases of property, plant and equipment was $6.5 million, $4.5 million and $9.7 million, respectively, in 2005, 2004, and 2003. Included in the 2003 cash used in purchases of property, plant and equipment was $3.9 million paid for a building which houses a number of our laboratories as well as some office space. We expect to continue to make significant investments in the purchases of property and equipment to support our expanding operations, including investing in the leasehold improvement of a newly leased facility in Sunnyvale, California.

Financing activities provided cash of $11.3 million, $12.1 million and $7.4 million in 2005, 2004, and 2003, respectively. These amounts are primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in each of the three years.

Current liabilities increased by approximately $6.9 million at December 31, 2005 as compared to December 31, 2004. All current liabilities, with the exception of the warranty expense accrual, have increased in 2005 due to the expansion of our operations in 2005. Warranty expense accrual has decreased as a number of our customers are now purchasing extended warranty programs which are included in deferred revenue rather than in warranty expense accrual.

Backlog

As of December 31, 2005, our customers have contractually committed to funding of approximately $100 million and $146 million, respectively, for year 2006 and beyond, for the purchase of Symyx Tools systems, licenses to our intellectual property and software, royalty for the sale of products containing Symyx-discovered materials and research work to be undertaken.

Principal Commitments

Our principal commitments consisted of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements. As of December 31, 2005 and 2004, our principal commitments were $17.7 million and $11.3 million, respectively. Our principal commitments increased significantly due primarily to the lease of additional facilities to accommodate the expansion of our business. We expect to satisfy these obligations as they become due over the next ten years.

Future principal commitments as of December 31, 2005 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$14,906	$2,539	$5,217	$4,019	$3,131
Purchase Commitments	2,797	2,797	—	—	—
Total	$17,703	$5,336	$5,217	$4,019	$3,131

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

Other Commitments

As discussed in the “Off Balance Sheet Financing and Related Party Transactions” below, our committed investments related to the Collaborative Development and License Agreement with Intermolecular, Inc. as of December 31, 2005 were $964,000. We expect to meet this commitment in the next two years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2005, we were not subject to any pending intellectual property-related litigation.

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

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2005. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between us and related parties during 2005 were:

•       Revenue received for software maintenance and support from Ilypsa, Inc. of which we own approximately 18% of outstanding common stock, totaled $179,000;

•       Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has provided legal services with respect to real estate issues, for which it has received compensation at normal commercial rates totaling $108,000 in 2005.

•       On March 17, 2005, we entered into a Collaborative Development and License Agreement and on December 19, 2005, we entered into an Alliance Agreement, with Intermolecular, Inc. Under the agreements, the two companies will work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party is bearing its own expenses. Thomas Baruch, one of our board members, is a director of Intermolecular, Inc. and CMEA Ventures, of which Mr. Baruch is a general partner, holds a 17.5% interest in Intermolecular, Inc. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular, Inc. and a holder of options to purchase 115,000 shares of common stock of Intermolecular, Inc. In 2005 we recognized $88,000 in revenue associated with the sale of a CORE(x) module to Intermolecular and a gain of $20,000 from the sale of a fixed asset with $130,000 net book value to Intermolecular, Inc. for its original cost of $150,000.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 7A.                Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2005 our investment portfolio was comprised of approximately $70.6 million in money market funds and $98.0 million in U.S. corporate debt. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2005 levels, the fair value of our portfolio would decline by approximately $415,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:
Principal Amount by Expected Maturity (in thousands)
Average Interest Rate

	Mature in 2006	Fair Value As of December 31, 2005
Available-for-sale securities	$98,292	$98,018
Average interest rate	3.79%

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Symyx Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated income statements, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symyx Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 3, 2006

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$70,607	$19,459
Available-for-sale securities	98,018	117,082
Accounts receivable	9,852	10,954
Inventories	841	2,579
Deferred tax assets, current	2,739	3,885
Interest receivable and other current assets	3,063	4,395
Total current assets	185,120	158,354
Property, plant and equipment, net	21,756	22,679
Goodwill	17,618	9,283
Intangible assets, net	14,447	15,114
Deferred tax and other assets	2,471	1,572
Total assets	$241,412	$207,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,273	$1,399
Other accrued liabilities	5,081	3,908
Accrued compensation and employee benefits	6,144	3,929
Income taxes payable	3,737	1,927
Deferred rent	759	747
Deferred revenue	4,244	3,430
Warranty expense accrual	645	653
Total current liabilities	22,883	15,993
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 33,194,140 and 32,484,589 shares issued and outstanding at December 31, 2005 and 2004, respectively	33	32
Additional paid-in capital	196,815	181,846
Deferred stock compensation	(261)	(618)
Accumulated other comprehensive loss	(298)	(489)
Retained earnings	22,240	10,238
Total stockholders’ equity	218,529	191,009
Total liabilities and stockholders’ equity	$241,412	$207,002

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	2005	2004	2003
Revenue:
Service revenue	$56,980	$42,251	$38,689
Product sales	26,663	27,060	14,458
License fees and royalties	24,494	13,874	9,816
Total revenue	108,137	83,185	62,963
Operating expenses:
Cost of products sold	11,090	7,857	2,937
Research and development	50,660	41,142	40,058
Sales, general and administrative	25,566	18,007	14,933
Acquired in-process research and development	1,590	2,260	—
Amortization of intangible assets arising from business combinations	3,515	231	—
Total operating expenses	92,421	69,497	57,928
Income from operations	15,716	13,688	5,035
Interest and other income	4,427	2,521	1,996
Income before income tax expense	20,143	16,209	7,031
Income tax expense	8,141	3,327	1,290
Net income	$12,002	$12,882	$5,741
Basic net income per share	$0.37	$0.40	$0.18
Diluted net income per share	$0.35	$0.38	$0.18
Shares used in computing basic net income per share	32,819	32,067	31,199
Shares used in computing diluted net income per share	34,564	33,872	32,470

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated	Retained
				Additional	Stockholder	Deferred	Other	Earnings	Total
Preferred Stock		Common Stock		Paid-In	Notes	Stock	Comprehensive	(Accumulated	Stockholders’
Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Income (Loss)	Deficit)	Equity
Balance at January 1, 2003	—	$—	30,920	$31	$154,213	$(404)	$(92)	$120	$(8,385)	$145,483
Repurchase of common stock	—	—	(2)	—	(2)	—	—	—	—	(2)
Issuance of common stock on exercise of options	—	—	579	1	6,006	—	—	—	—	6,007
Issuance of common stock under employee share purchase plan	—	—	113	—	1,115	—	—	—	—	1,115
Repayment of notes receivable	—	—	—	—	—	270	—	—	—	270
Issuance of options to consultants for services received	—	—	—	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	—	—	43	—	—	43
Deferred stock compensation related to terminated employees	—	—	—	—	(42)	—	42	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	776	—	—	—	—	776
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	5,741	5,741
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $61	—	—	—	—	—	—	—	(91)	—	(91)
Comprehensive income										5,652
Balance at December 31, 2003	—	—	31,610	32	162,160	(134)	(7)	31	(2,644)	159,438
Issuance of common stock on exercise of options	—	—	742	—	10,574	—	—	—	—	10,574
Issuance of common stock under employee share purchase plan	—	—	133	—	1,433	—	—	—	—	1,433
Repayment of notes receivable	—	—	—	—	—	134	—	—	—	134
Issuance of options in connection with acquisition	—	—	—	—	1,041	—	(651)	—	—	390
Amortization of deferred stock compensation	—	—	—	—	—	—	40	—	—	40
Issuance of options to consultants for services received	—	—	—	—	500	—	—	—	—	500
Tax benefit from employee stock option plans			—	—	6,138	—	—	—	—	6,138
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,882	12,882
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(1)	—	(1)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $28	—	—	—	—	—	—	—	(519)	—	(519)
Comprehensive income										12,362
Balance at December 31, 2004	—	—	32,485	32	181,846	—	(618)	(489)	10,238	191,009
Issuance of common stock on exercise of options	—	—	632	1	9,728	—	—	—	—	9,729
Issuance of common stock under employee share purchase plan	—	—	77	—	1,566	—	—	—	—	1,566
Issuance of options in connection with acquisition	—	—	—	—	571	—	(216)	—	—	355
Amortization of deferred stock compensation, net of reversals	—	—	—	—	—	—	343	—	—	343

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(In thousands)

Reversal of deferred stock compensation related to terminated employees	—	—	—	—	(230)	—	230	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	3,334	—	—	—	—	3,334
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,002	12,002
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(29)	—	(29)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	220	—	220
Comprehensive income										12,193
Balance at December 31, 2005	—	$—	33,194	$33	$196,815	$—	$(261)	$(298)	$22,240	$218,529

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$12,002	$12,882	$5,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,508	12,723	11,925
Amortization of intangible assets arising from business combinations	3,515	231	—
Acquired in-process research and development	1,590	2,260	—
Stock-based compensation, net of reversals	343	540	137
Gain on sale of property, plant and equipment	(11)	(155)	—
Deferred income taxes	55	(3,469)	103
Tax benefit from employee stock transactions	3,334	6,138	776
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	1,645	(7,012)	4,080
Inventories	1,738	1,164	(1,503)
Interest receivable and other current assets	1,390	364	(881)
Other long-term assets	257	257	142
Accounts payable	874	679	(286)
Other accrued liabilities	866	(526)	555
Accrued compensation and employee benefits	2,031	1,528	937
Income taxes payable	1,810	900	863
Deferred rent	12	66	119
Deferred revenue	618	(4,498)	4,626
Warranty expense accrual	(8)	(1,147)	(99)
Net cash provided by operating activities	42,569	22,925	27,235
INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(6,527)	(4,470)	(9,723)
Purchase of available-for-sale securities	(119,840)	(113,936)	(145,198)
Proceeds from maturities of available-for-sale securities	136,440	101,326	112,090
Proceeds from sales of available-for-sale securities	—	11,987	—
Acquisition of a business, net of cash acquired	(12,760)	(26,873)	—
Acquisition of technology	—	(750)	(315)
Net cash used in investing activities	(2,687)	(32,716)	(43,146)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	11,295	12,141	7,390
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	(1)	2
Net increase (decrease) in cash and cash equivalents	51,148	2,349	(8,519)
Cash and cash equivalents at beginning of period	19,459	17,110	25,629
Cash and cash equivalents at end of period	$70,607	$19,459	$17,110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded), net	$2,087	$(243)	(474)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Employee stock options assumed in connection with acquisitions	$571	$1,041	$—

See accompanying notes.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput research technologies and research software for customers in the pharmaceutical, chemical, energy, electronics and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation, licenses software for use in customers’ own laboratories, and licenses discovered materials, sensors and intellectual property.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Symyx Discovery Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx Renaissance Software, Inc. (formerly Symyx IntelliChem, Inc.), incorporated in Oregon, and Symyx Technologies AG, incorporated in Switzerland. Synthematix, Inc. was acquired on April 1 and was merged into Symyx Renaissance Software, Inc. effective August 1, 2005. All significant intercompany balances and transactions have been eliminated on consolidation.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds, and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated “A” or higher and short-term obligations rated “P1” or higher by Moody’s or “A1” or higher by Standard & Poor’s (“S&P”), and corporate obligations, including intermediate term notes rated “A” or higher, and commercial paper rated “P1” or higher by Moody’s, or “A1” or higher by S&P. By policy, the Company restricts its investments to instruments with maturities of less than twenty-four months.

The following is a summary of the fair value of cash, cash equivalents and available-for-sale securities (in thousands):

	December 31,
	2005	2004
Cash and cash equivalents	$70,607	$19,459
U.S. corporate debt securities	98,018	117,082
Total	$168,625	$136,541

Above amounts are included in the following line items on the Consolidated Balance Sheets (in thousands):

	December 31,
	2005	2004
Cash and cash equivalents	$70,607	$19,459
Available-for-sale securities	98,018	117,082
Total	$168,625	$136,541

The Company had no realized gains or losses for the years ended December 31, 2005 and 2003. Realized losses on the sale of available-for-sale securities for the year ended December 31, 2004 were minimal. Unrealized gains and losses for the years ended December 31, 2005, 2004 and 2003 are included in Note 1 “Comprehensive Income.”

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows (in thousands):

	December 31,
	2005	2004
Due in less than 1 year	$96,016	$104,764
Due in 1 to 2 years	2,002	12,318
Total	$98,018	$117,082

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized losses on available-for-sale securities by duration and fair value of investments are as follows (in thousands):

	December 31,
	2005		2004
	Unrealized Losses	Related Fair Value of Investments	Unrealized Losses	Related Fair Value of Investments
Less than 12 months	$(261)	$85,446	$(442)	$87,607
12 months or greater	(27)	12,059	(69)	21,437
Total	$(288)	$97,505	$(511)	$109,044

At December 31, 2005 unrealized losses of $288,000 were all related to 56 investments in U.S. corporate debt securities. Unrealized losses are primarily attributable to changes in interest rates. Of the unrealized losses of $288,000 at December 31, 2005, $27,000 exceeded twelve months. The Company does not believe any unrealized losses represent an other-than-temporary impairment as of December 31, 2005.

Restricted Cash

In connection with a lease transaction acquired as part of the business combination with IntelliChem (See Note 7 “Business Combinations.”), the Company had restricted cash at December 31, 2004 of approximately $104,000 representing a security deposit required by the lease agreement for its Bend, Oregon facility. The requirement of retaining the restricted cash expired on March 31, 2005. There was no restricted cash at December 31, 2005. The balance of restricted cash as of December 31, 2004 was consolidated with other current assets on the Consolidated Balance Sheets.

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

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$24,349	$21,216
Computers and software	4,410	3,236
Land and building	3,551	3,551
Leasehold improvements	25,186	25,033
Construction in progress	2,279	987
Furniture and fixtures	1,146	1,032
Property, plant and equipment, gross	60,921	55,055
Less accumulated depreciation and amortization	(39,165)	(32,376)
Property, plant and equipment, net	$21,756	$22,679

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, no property, plant and equipment were pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $7,532,000, $7,951,000, and $7,797,000 in 2005, 2004, and 2003, respectively.

Long-Lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired, the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets, and the fair values of those assets are less than their respective carrying amounts. To date, no impairment charges have been recognized.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Extended product maintenance contracts, which typically provide both extended warranty coverage and product maintenance services, are separately priced from the product, and are recognized as revenue on a straight-line basis over the term of the coverage. The Company’s product-related software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

Product Sales

Product sales revenue includes sales of Symyx Tools hardware and the license of associated software. The Company’s Symyx Tools systems are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Symyx Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Symyx Tools system, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of discovery tools systems are not material and are included in sales, general and administrative expenses.

Software License Fees

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence) when all such information is available.

If the fair value of all elements has not been determined, the amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount for the undelivered elements is recognized as revenue related to

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the ELN software products that we acquired from IntelliChem, Inc. and Synthematix, Inc.), the perpetual license fee is recognized ratably over the period of the bundled support and maintenance commitment.

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

Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until either the option is exercised or expires.

Concentration of Revenue

During the years ended December 31, 2005, 2004, and 2003, the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,
	2005	2004	2003
ExxonMobil	$42,254	$45,016	$21,945
Merck	1,535	3,553	8,410
The Dow Chemical Company	26,765	4,420	4,350
Undisclosed Partner	146	2,427	6,657
Total	$70,700	$55,416	$41,362

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Years Ended December 31,
	2005	2004	2003
Research Collaborations	$38,742	$30,970	$26,731
Symyx Tools	18,321	16,668	10,838
Symyx Software	9,447	4,678	943
Materials and IP Licensing	4,190	3,100	2,850
Total	$70,700	$55,416	$41,362

The revenue from the above customers has been included in the Consolidated Income Statements as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Service revenue	$34,539	$28,325	$25,097
Product sales	16,938	15,648	8,275
License fees and royalties	19,223	11,443	7,990
Total	$70,700	$55,416	$41,362

Inventory

Work in process inventory consists of customized Symyx Tools systems in the process of being built. Finished goods inventory consists of customized Symyx Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at December 31, 2005 and 2004 were all work in process inventory.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables at December 31, 2005 and 2004. The Company determined that no allowance for doubtful accounts was required at December 31, 2005 and 2004 based on historical customer review.

Warranty Expense Accrual

The Company offers a warranty on each Symyx Tool System shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business. However, they typically include coverage for parts and labor and software bug fixes, for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s warranty expense accrual during the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Balance as of January 1	$653	$1,800
New warranties issued during the period	679	421
Costs incurred during the period on specific systems	(271)	(602)
Changes in liability for pre-existing warranties during the period, including expirations	(416)	(966)
Balance as of December 31	$645	$653

Goodwill

The Company’s goodwill was reported under the Symyx Software business segment. Goodwill increased in 2005 due to the acquisition of Synthematix as discussed in Note 7 of the Notes to Consolidated Financial Statements. Goodwill is tested using a fair-value-based approach for impairment on at least an annual basis or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seven years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Research and Development

Symyx’s policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, chemical and scientific supplies costs, facilities rental, and utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment and facilities used by technical staff and outside services, such as machining and third-party research and development costs.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.

Software Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. As the Company’s business model has evolved,

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it has commenced bundling with the Symyx Tools it sells licenses to software that was originally developed for internal research and development purposes. Due to the unique nature of the Symyx Tool systems, and the required product development process, technological feasibility is established only upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Stock-Based Compensation

The Company has generally granted stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense has been recognized in the Company’s financial statements prior to January 1, 2006 in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of this pro-forma disclosure, the estimated fair value of the options has been assumed to be amortized to expense over the options’ vesting periods.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using the Black-Scholes option pricing model. Stock compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

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

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	0.52	0.53	0.67
Risk-free interest rate	3.8%	3.0%	2.2%
Expected life (years)	3.5	3.5	3.5

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2005, 2004, and 2003.

	2005	2004	2003
Expected stock price volatility	0.52	0.51	0.48
Risk-free interest rate	2.6%	1.7%	1.5%
Expected life (years)	0.67	1.62	0.75

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004		2003
Net income (loss):
As reported	$12,002		$12,882	$5,741
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	243	40		43
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(20,541)	(13,057)		(15,171)
Pro forma	$(8,296)		$(135)	$(9,387)
Basic net income (loss) per share:
As reported	$0.37		$0.40	$0.18
Pro forma	$(0.25)	$	*	$(0.30)
Diluted net income (loss) per share:
As reported	$0.35		$0.38	$0.18
Pro forma	$(0.25)	$	*	$(0.30)

*                    Less than $0.01 per share

On two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of outstanding options to purchase shares of the Company’s common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remains an employee or consultant of the Company on such date. The first occasion was on September 13, 2005, when the Company amended the terms of outstanding options to purchase approximately 251,000 shares of the Company’s common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when the Company amended the terms of outstanding options to purchase approximately 159,000 shares of the Company’s common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of the Company’s 1997 Stock Plan, the Company’s 2001 Nonstatutory Stock Option Plan or Symyx IntelliChem’s 2003 Stock Option Plan. No options held by executive officers or directors of the Company were accelerated pursuant to this authorization. The Company accelerated the vesting schedule for the above options to avoid future compensation expenses to be recorded in accordance with SFAS 123(R). No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. The impact on pro forma loss from these accelerations has been included in the above table.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income	$12,002	$12,882	$5,741
Weighted-average shares of common stock outstanding	32,819	32,067	31,213
Less: weighted-average shares subject to repurchase	—	—	(14)
Weighted-average shares used in computing basic net income per share	32,819	32,067	31,199
Dilutive effect of employee stock options, using the treasury stock method	1,745	1,805	1,257
Weighted-average shares subject to repurchase	—	—	14
Weighted-average shares used in computing diluted net income per share	34,564	33,872	32,470
Basic net income per share	$0.37	$0.40	$0.18
Diluted net income per share	$0.35	$0.38	$0.18

The Company has excluded options for the purchase of 3,375,000, 3,160,000 and 2,768,000 shares of common stock from the calculation of diluted net income per share in 2005, 2004, and 2003, respectively, because all such securities are anti-dilutive for the respective periods.

Employee Savings Plan

The Company has a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 60% of their pretax salary, but not more than statutory limits. The Company started to make employer contribution to the plan in 2004. In 2005 the Company increased the employer contributions from 25 cents in 2004 to 50 cents in 2005 for each dollar a participant contributes under this plan, with a maximum matching contribution of 2% of a participant’s earnings (increased from 1% of a participant’s earnings in 2004). Matching contributions for the plan were $504,000 and $250,000 in 2005 and 2004, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the plan do not include Symyx common stock.

Foreign Currency Translation

The financial statements of the Company’s wholly owned subsidiaries, Symyx Technologies AG, Symyx Technologies (France) SARL, Symyx Technologies (Germany) GmbH, and Symyx Technologies (UK) Ltd., are measured using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders’ equity as accumulated other

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss) and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Comprehensive Income (loss)

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment, both net of tax. Comprehensive income has been disclosed in the statement of stockholders’ equity for all periods presented.

The components of accumulated other comprehensive income (loss) at December 31, 2005, 2004, and 2003 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For- Sale Securities	Total
Balance at January 1, 2003	$(13)	$133	$120
Foreign currency translation adjustment	2	—	2
Unrealized loss on available-for-sale securities, net of $61 taxes	—	(91)	(91)
Balance at December 31, 2003	(11)	42	31
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on available-for-sale securities, net of $28 taxes	—	(519)	(519)
Balance at December 31, 2004	(12)	(477)	(489)
Foreign currency translation adjustment	(29)	—	(29)
Unrealized gain on available-for-sale securities	—	220	220
Balance at December 31, 2005	$(41)	$(257)	$(298)

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is required to adopt SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using either the “modified-prospective” method or the “modified retrospective” method. The Company expects to adopt SFAS 123(R) using the modified-prospective method.

In August 2005, the FASB issued FASB Staff Position FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 defers indefinitely the requirement of SFAS 123 that a share-based payment to an employee subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in FSP FAS 123(R)-1 is expected to be applied upon initial adoption of SFAS 123(R).

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 provides an exception to the application of the concept of “mutual understanding” in the determination of whether a grant date (and, for an equity award, a measurement date) has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a relatively short period of time” from the approval date. The guidance in FSP FAS 123(R)-2 is expected to be applied upon initial adoption of SFAS 123(R).

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, Transition Election Related to Accounting for the Income Tax Effects of Share-Based Payment awards (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 allows an elective short-cut approach to simplify the calculation of excess tax benefits available to absorb tax deficiency (“APIC pool”) and provides guidance for the presentation of excess tax benefits in the statement of cash flows for companies that elect to adopt the simplified alternative method of calculating the APIC pool. The guidance in FSP FAS 123(R)-3 is effective on November 10, 2005. The Company does not expect to adopt this elective alternative method in calculating the APIC pool.

As permitted by SFAS 123, through December 31, 2005, the Company has accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a material impact on the Company’s results of operations, although it will have no direct impact on the Company’s overall financial position. The Company expects to issue restricted stock units rather than stock options to its employees in 2006. The impact of adopting of SFAS 123(R) in 2006 is expected to be between $7 million and $8 million additional compensation expense, net of tax, or approximately $0.20 diluted loss per share. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma net loss and pro forma loss per share in Note 1 of the Notes to Consolidated Financial Statements (“Stock Based Compensation”). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP FAS 115-1 and FAS 124-1 shall be applied to reporting periods beginning after December 15, 2005. It is not expected that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). FSP FAS 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The guidance in FSP FAS 13-1 is to be applied to the first reporting period beginning after December 15, 2005. This is consistent with how the Company has historically accounted for rental costs during a construction period and therefore the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not expected that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

In October 2004, the FASB ratified Emerging Issues Task Force consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF Issue No. 04-10”), which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined, but early application is permitted. It is not expected that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It is not expected that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

2.   Research and Development Arrangements

The Company has entered into a number of multi-year research and development collaborations to perform research for partners in exclusive fields over multiple years. The major collaborative arrangements have similar contractual terms and are non-cancelable other than for material breach or certain other conditions. Under the collaborative arrangements, the Company is responsible for performing research at levels defined in the agreements, including synthesis, screening, and informatics. The partner, in turn, is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. The Company typically receives research and development funding at specified amounts per full time equivalent employee working on the project and is entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones. The agreements also contain procedures by which the Company and the partner will determine royalty rates for the sale or license of products under the agreements.

The table below indicates some of the significant collaborative partners for whom the Company conducted research and development in 2005, together with the primary focus of the collaborations. In addition to these partners the Company has a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2005:

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
BP (including both BP and Innovene. Innovene was spun off from BP at the end of 2005)	3/31/2006	Catalysts for certain commodity chemicals
Dow	12/31/2009	Catalysts for polyolefins and other chemicals and formulations
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

The Company’s collaborative agreements may provide for a variety of structures with respect to ownership of inventions conceived and reduced to practice in connection with activities under the agreements, but under a typical collaborative arrangement, the Company owns all inventions conceived and reduced to practice solely by the Company and all know-how and intellectual property rights related

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereto; and the Company and the collaborative partner jointly own all inventions made, conceived, reduced to practice, or otherwise developed jointly by employees or consultants of the Company and those of the collaborative partner in connection with activities under the agreement and all know-how and intellectual property rights related thereto. The Company’s collaborative partner typically receives exclusive rights in the defined field of the collaborative agreement.

The agreements are typically cancelable only in the event of breach by either party or certain other conditions. As of December 31, 2005, the Company had committed funding from existing collaborative partners, excluding milestone payments that are contingent upon the success of the research, of approximately $115 million. Revenue from collaborative partners who individually comprised more than 10% of revenue is included within Note 1 “Concentration of Revenue.”

In 2003, Symyx entered into an Alliance, Technology Transfer and License Agreement effective April 1, 2003 with ExxonMobil Research and Engineering Company under which the Company is contracted to provide research services, develop and sell Symyx Tools Systems, and license its software and intellectual property. The ExxonMobil alliance provides Symyx with an expected five-year revenue stream of over $200 million from currently planned alliance activities, purchases of Symyx Tools systems, and licensing fees. In addition, Symyx is entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields of agreement.

In December 2004, Symyx entered into an Alliance, Technology Transfer, Research and License Agreement effective January 1, 2005 with The Dow Chemical Company under which the Company is contracted to perform research in a number of exclusive areas, develop and provide Symyx Tools, and license Symyx Software as well as certain intellectual property. Dow will make payments to Symyx over the five-year term of approximately $120 million. In addition, Symyx is entitled to receive royalties on commercialized discoveries resulting from the collaborative research.

The Company does not track or allocate actual costs by collaboration or project, as the requirement from its collaborative partners is to staff the various projects on a full-time-equivalent (“FTE”) employee basis. Accordingly, the Company tracks the hours incurred by assigned research scientists and engineers to each project. Based on hours spent on each project, the Company estimates the research and development efforts undertaken for various projects were as follows:

	2005	2004	2003
Projects funded by collaboration partners	73%	79%	68%
Internally funded research	5%	10%	15%
Internal software development	21%	5%	7%
Internal tools development	1%	6%	10%
Total	100%	100%	100%

Due to the nature of the Company’s research and dependence on its collaborative partners to commercialize the results of the research, the Company cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and therefore whether the Company will achieve future milestones or royalty payments under its various collaborations.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.   Commitments and Contingencies

Leases

The Company entered into various operating lease agreements for facilities in five states and two foreign countries with lease terms ranging from one to ten years. Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $2,317,000, $1,955,000 and $1,996,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Future commitments and obligations under the operating leases for the Company’s facilities, to be satisfied as they become due over the next ten years, are as follows as of December 31, 2005 (in thousands):

Years ending December 31,	Amount
2006	$2,539
2007	2,753
2008	2,464
2009	2,198
2010	1,821
Thereafter	3,131
Total	$14,906

Other Commitments

As of December 31, 2005, the Company had purchase commitments for inventory, fixed assets and services of approximately $2,797,000.

As discussed in “Off Balance Sheet Financing and Related Party Transactions” below, the Company’s committed investments related to the Collaborative Development and License Agreement with Intermolecular, Inc. as of December 31, 2005 were $964,000. The Company expects to meet this commitment in the next two years.

As of December 31, 2005, the Company had no amounts due under loan agreements and had no lines of credit or other finance facilities in place.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liability, including liability if the Company’s products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2005, the Company was not subject to any pending intellectual property-related litigation.

4.   Stockholders’ Equity

Preferred Stock

In September 1999, the Board of Directors approved an amendment to the Company’s certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock, for which the Board of Directors is authorized to fix the designation, powers, preferences, and rights.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

At the Company’s annual meeting in May 2003, the stockholders approved an amendment to the Company’s Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 60,000,000 shares.

Stock Purchase Plan

In October 1999, the Company’s stockholders approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the Board of Directors. At December 31, 2005, shares of common stock available for future issue under the Purchase Plan were 1,547,295.

Stock Option Plans

The Company’s 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors, and consultants.

During 1997, the Company’s Board of Directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the “Qualified Plans”). The 1997 Stock Option Plan provides for the issuance of options for up to 12,762,807 shares of common stock to employee and consultants. The Qualified Plans provide for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the Board of Directors. As of December 31, 2005, options to purchase 471,823 shares of common stock were available for future grant under the Qualified Plans.

In October 2001, the Company’s Board of Directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants. As of December 31, 2005, options to purchase 649,600 shares of common stock were available for future grant under the NSO Plan.

In connection with the acquisition of IntelliChem (See Note 7), the Company assumed all the unvested outstanding stock options issued pursuant to IntelliChem’s 2003 Stock Option Plan (“IntelliChem Plan”) to purchase 44,126 shares of Symyx’s common stock. In connection with the acquisition of Synthematix (See Note 7), the Company assumed all the unvested outstanding stock options issued pursuant to Synthematix’s 2000 Equity Compensation Plan (“Synthematix Plan”), as amended, to purchase 23,876 shares of Symyx’s common stock. These options generally retained all of the rights, terms, and conditions of the plan under which they were originally granted. As of December 31, 2005, options to purchase 5,920 and 479 shares of common stock were available for future grant under the IntelliChem Plan and Synthematix Plan, respectively.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of activity under the 1996 and 1997 Stock Option Plans, the NSO Plan, the IntelliChem Plan and the Synthematix Plan, is as follows:

	Outstanding Stock Options
	Number of Shares	Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2003	5,376,981	$0.19 — $58.25	$25.21
Options granted	1,983,750	$11.97 — $30.00	$14.47
Options exercised	(578,572)	$0.19 — $22.68	$10.38
Options cancelled	(255,159)	$0.96 — $57.00	$23.35
Balance at December 31, 2003	6,527,000	$0.19 — $58.25	$23.33
Options granted and assumed	1,950,851	$2.63 — $32.00	$26.11
Options exercised	(741,302)	$0.39 — $30.25	$14.26
Options cancelled	(302,064)	$3.86 — $57.00	$32.19
Balance at December 31, 2004	7,434,485	$0.19 — $58.25	$24.98
Options granted and assumed	1,599,226	$0.51 — $31.00	$26.68
Options exercised	(632,058)	$0.39 — $30.25	$15.39
Options cancelled	(307,841)	$0.51 — $57.00	$28.90
Balance at December 31, 2005	8,093,812	$0.19 — $58.25	$25.91

At December 31, 2005, 2004, and 2003, vested and outstanding options for the purchase of 7,313,292, 5,125,025, and 4,287,355 shares of common stock were exercisable at weighted-average exercise prices of $26.75, $26.51 and $25.75, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $12.20, $12.12, and $7.44, respectively.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of options outstanding at December 31, 2005 is as follows:

		Weighted-
		Average	Options	Options Vested
Exercise Price	Options Outstanding at December 31, 2005	Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Vested at December 31, 2005	Weighted- Average Exercise Price
$0.19 — $0.39	55,611	1.9	$0.38	55,611	$0.38
$0.51 — $0.96	165,625	3.2	$0.93	157,237	$0.96
$1.93 — $3.86	65,529	5.6	$2.70	48,885	$2.73
$6.43 — $8.63	93,693	5.1	$7.17	81,581	$6.97
$10.39 — $14.75	1,616,731	6.4	$12.95	1,350,899	$12.91
$15.22 — $23.22	1,144,170	7.4	$18.23	869,490	$17.56
$23.58 — $25.83	1,545,090	6.7	$24.93	1,342,226	$25.04
$26.01 — $34.65	2,281,658	8.5	$29.00	2,281,658	$29.00
$36.50 — $51.50	113,444	4.5	$39.99	113,444	$39.99
$55.38 — $58.25	1,012,261	4.2	$57.01	1,012,261	$57.01
	8,093,812	6.8	$25.91	7,313,292	$26.75

As of December 31, 2005, the Company has reserved 9,221,634 shares of common stock for future issuance in relation to the Company’s stock option plans.

Prior to 2000, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $4,070,000 and $605,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date such stock options were granted. Deferred stock compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2005, 2004, and 2003, the Company recorded amortization of deferred stock compensation expense of approximately $0, $7,000 and $43,000, respectively. At December 31, 2005, the Company had fully amortized the deferred stock compensation discussed above.

During the years ended December 31, 2005 and 2004, in connection with the acquisitions of Synthematix and IntelliChem, the Company recorded deferred stock compensation amounting to $216,000 and $651,000, respectively, for the unvested stock options assumed with an exercise price below the fair market value. Deferred stock compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2005 and 2004, the Company recorded amortization of deferred stock compensation expense associated with these options of approximately $343,000 and $33,000, respectively. The Company also reduced the unamortized balance by $230,000 in 2005 due to the termination of certain employees to whom these options were granted. The remaining balance of deferred stock compensation in the amount of $261,000 will be amortized through March 2009.

In prior years, the Company also issued stock options to an outside consultant, for which the Company recorded approximately $500,000 and $94,000 of stock-based compensation during the years ended December 31, 2004 and 2003, respectively. The Company did not issue any stock options to outside consultants in 2005.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying Consolidated Income Statements (in thousands):

	Years Ended December 31,
	2005	2004	2003
Research and development	$221	$22	$51
Sales, general and administrative	122	518	86
Total	$343	$540	$137

5.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$6,856	$5,520	$1,255
State	553	745	(78)
Foreign	25	18	10
Total	7,434	6,283	1,187
Deferred:
Federal	366	(760)	235
State	341	(2,196)	(132)
Total	707	(2,956)	103
Provision for income taxes	$8,141	$3,327	$1,290

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company’s stock-based compensation plans were approximately $3,334,000 in 2005, $6,138,000 in 2004 and $776,000 in 2003. Such benefits were credited to additional paid-in capital.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Expected provision at federal statutory rate	$7,050	$5,671	$2,461
State taxes, net of federal impact	894	(1,451)	(210)
Research and development credits	(351)	(1,780)	(125)
Valuation allowance utilized	—	—	(798)
Permanent difference related to acquisitions	557	791	—
Other individually immaterial items	(9)	96	(38)
Provision for income taxes	$8,141	$3,327	$1,290

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$693	$806
Deferred revenue	30	30
Capitalized research and development	348	472
Depreciation	4,934	3,935
Warranty expense accrual	263	266
Research and development and other credits	1,850	2,442
Other accruals and reserves	1,838	2,304
Total deferred tax assets before valuation allowance	9,956	10,255
Valuation allowance for deferred tax assets	—	(95)
Total deferred tax assets	9,956	10,160
Deferred tax liabilities:
Prepaid insurance and property tax	(445)	(486)
Intangible assets	(4,687)	(4,820)
Total deferred tax liabilities	(5,132)	(5,306)
Net deferred tax assets	$4,824	$4,854

Deferred tax assets are recognized if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company did not provide a valuation allowance against deferred tax assets as of December 31, 2005 because it determined all its deferred tax assets are more likely than not to be realizable. The net valuation allowance decreased by approximately $95,000, $6,427,000 and $19,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

The reduction of valuation allowance in 2004 consisted of three major components: (1) $4,151,000 was used to reduce goodwill when a deferred tax liability was recorded on the acquisition of IntelliChem, during which $1,667,000 of tax benefits related to the exercise of stock options were absorbed; (2) $1,162,000 was related to the exercise of stock options which is not reflected as an expense for financial reporting purposes (accordingly, this amount had been credited directly to stockholders’ equity and not reflected as an income tax benefit in the consolidated income statement); and (3) the remaining $1,114,000 was recognized as a state deferred tax benefit in the consolidated income statement.

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $2,045,000. The net operating losses from the acquisition of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized.

As of December 31, 2005, the Company had federal and California research and development tax credit carryforwards of approximately $293,000 and $2,340,000, respectively. The federal research and development tax credits will begin to expire in 2021. The state research and development credits have no expiration date. The research and development tax credits arose from the acquisitions of Intellichem and

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Synthematix may be subject to an annual limitation of Section 383 due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

6.   Segment Disclosure

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Symyx’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenue. Revenue is defined as revenue from external customers.

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

Revenue is disaggregated into:

•       Research Collaborations — research services on behalf of collaborative partners

•       Symyx Tools — sale of select proprietary instruments and associated software and intellectual property

•       Symyx Software — license of automation and data mining applications as well as ELN software and provision of associated support, maintenance, and consulting services

•       Materials and IP Licensing — license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s industry collaborations

•       Symyx Sensors — development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

In 2005, the Company commenced bifurcating Symyx Tools sales transactions into product sales revenue (reported under the Symyx Tools segment) and software license fees revenue (the majority of which was reported under the Symyx Software segment). Prior to 2005, Symyx Tools sales transactions were reported solely in the product sales revenue line in the Consolidated Income Statements. The impact to the 2005 Consolidated Income Statement, if the Company reported its 2005 revenue from Symyx Tools sales transactions in the same way as it reported in periods prior to 2005, would be an additional $1,379,000 of revenue reported in the product sales revenue line rather than in the license fees and royalties line. With respect to segment reporting, the Company would have reported an additional $1,309,000 of revenue under the Symyx Tools segment rather than the Symyx Software segment.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Research Collaborations	$53,818	$42,131	$37,796
Symyx Tools	30,829	28,576	18,861
Symyx Software	15,315	6,815	1,228
Materials and IP Licensing	5,268	4,191	3,887
Symyx Sensors	2,907	1,472	1,191
Total	108,137	$83,185	$62,963

The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Consolidated Income Statements as follows (in thousands):

	Year Ended December 31, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$43,818	$—	$10,000	$53,818
Symyx Tools	4,096	26,663	70	30,829
Symyx Software	7,134	—	8,181	15,315
Materials and IP Licensing	—	—	5,268	5,268
Symyx Sensors	1,932	—	975	2,907
Total	$56,980	$26,663	$24,494	$108,137

	Year Ended December 31, 2004
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$36,131	$—	$6,000	$42,131
Symyx Tools	2,831	25,714	31	28,576
Symyx Software	2,599	1,329	2,887	6,815
Materials and IP Licensing	—	—	4,191	4,191
Symyx Sensors	690	17	765	1,472
Total	$42,251	$27,060	$13,874	$83,185

	Year Ended December 31, 2003
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$33,296	$—	$4,500	$37,796
Symyx Tools	4,403	14,458	—	18,861
Symyx Software	373	—	855	1,228
Materials and IP Licensing	—	—	3,887	3,887
Symyx Sensors	617	—	574	1,191
Total	$38,689	$14,458	$9,816	$62,963

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented, but is presented in the table below based on the physical location of Symyx’s customers (in thousands).

	Years Ended December 31,
	2005	2004	2003
North America	$89,828	$66,607	$53,803
Japan	1,841	5,432	7,174
Belgium	2,261	8,334	50
Europe (excluding Belgium)	14,207	2,812	1,936
Total	$108,137	$83,185	$62,963

7.   Business Combination

Acquisition of IntelliChem, Inc.

On November 30, 2004, Symyx acquired 100% of outstanding common and preferred shares of IntelliChem, Inc. (“IntelliChem”), a provider of intelligent electronic lab notebooks for customers in the pharmaceutical, biotechnology, and chemical industries. The results of IntelliChem’s operations have been included in the consolidated financial statements since that date.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation was as follows (in thousands):

Amount
Fair value of net assets purchased	$4,476
Deferred tax assets	145
In-process research and development	2,260
Trade name	860
Developed technology	8,370
Customer relationships	4,700
Unearned stock compensation	651
Deferred tax liabilities	(4,151)
Release of valuation allowance against acquirer’s deferred income tax assets upon recognition of deferred income tax liabilities on acquired identifiable intangible assets in connection with acquisition of IntelliChem	4,151
Goodwill	9,138
Total	$30,600

The fair values of IntelliChem’s net assets as of the acquisition date were (in thousands):

Amount
Cash	$2,492
Restricted cash	104
Accounts receivable, net	1,325
Income tax receivable	855
Prepaids and other assets	298
Plant, property and equipment	323
Accounts payable and other accrued liabilities	(374)
Accrued compensation	(259)
Deferred revenue	(288)
Fair value of IntelliChem’s net assets	$4,476

The allocation of the consideration for the acquisition of IntelliChem to its individual assets and liabilities was based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to in-process research and development (“IPR&D”) projects, and IntelliChem’s tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, a trade name, and developed technology.

The IPR&D project that IntelliChem had been working on was the development of next generation of IntelliChem software. That software had not yet been proven to be technologically feasible, but had been developed to a point where it had value associated with potential future revenue at the time of acquisition. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 28% was used which is higher than IntelliChem’s computed weighted average cost of capital of 20% due to inherent risk

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results. This project has been completed in 2005 and costs associated with this project were not material and were included in the research and development expenses.

In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of IntelliChem’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 24% to 28%. These discount rates were determined after consideration of the Company’s rate of return and the weighted average return on assets. Risks the Company identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At December 31, 2005, identifiable intangible assets purchased in the IntelliChem acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 5.0 years. No significant residual value was estimated for these assets.

	Amount	Useful Life
Trade name	$860	1 year
Developed technology	8,370	4.5 years
Customer relationships	4,700	6.5 years
Balance at December 31, 2005, at cost	$13,930

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarized the combined results of operations of Symyx and IntelliChem, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge associated with the acquisition had been excluded. This pro forma financial information was presented for informational purposes only and was not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined income statement data for the year ended December 31, 2004 combined the historical results for Symyx for the year ended December 31, 2004 and the historical results for IntelliChem for the period of January 1, 2004 through November 30, 2004. The unaudited pro forma combined income statement data for the year ended December 31, 2003 combined the historical results for Symyx for the year ended December 31, 2003 and the historical results for IntelliChem for the year ended December 31, 2003. The following amounts were in thousands, except per share amounts.

	Years Ended December 31,
	2004	2003
Revenue	$84,909	$66,586
Net income	$10,971	$4,382
Basic income per share	$0.34	$0.14
Diluted income per share	$0.32	$0.13

Acquisition of Synthematix, Inc.

On April 1, 2005, Symyx completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina. Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research,

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additional purchase price consideration of up to $4,000,000 was to be payable upon the achievement of certain 2005 revenue targets for products developed by Synthematix. Based on the actual results, the Company determined that the 2005 revenue targets were not achieved by Synthematix. Therefore, no additional consideration was recorded.

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

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The purchase price was allocated as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$708
Current deferred tax assets	143
In-process research and development	1,590
Bargain lease arrangement	10
Trade name	280
Developed technology	2,350
Customer relationships	500
Unearned stock compensation	216
Deferred tax liabilities	(188)
Goodwill	8,406
Total	$14,015

Pro forma financial information is not provided because the acquisition was not material to the Company’s Consolidated Income Statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets arising from both the IntelliChem acquisition and Synthematix acquisition were recorded in the Company’s Symyx Software segment only. None of the goodwill will be deductible for tax purposes.

8.   Related Party Transactions

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

On May 6, 2003, the Company entered into an 18-month Collaborative Research and License Agreement with Ilypsa. Under the terms of that Agreement, Ilypsa paid research funding to the Company in consideration for direct costs incurred by the Company specifically attributable to, or specifically used in furtherance of, the research program. Research funding payments were due to the Company at the start of each month, with an adjustment at the end of each month for the difference between forecast and actual costs incurred. Revenue resulting from work performed under that Agreement during the years ended December 31, 2004 and 2003 amounted to $1,173,000 and $1,671,000, respectively. This revenue has been classified as service revenue in the Consolidated Income Statements. The Agreement expired in 2004.

Ilypsa also licensed software from the Company. The software support revenue reported by the Company in 2005 amounted to $179,000. This revenue has been classified as service revenue in the Consolidated Income Statements. The amount receivable from Ilypsa was approximately $5,000 and $7,000 as of December 31, 2005 and 2004, respectively.

In March 2005, the Company entered into a Collaborative Development and License Agreement and on December 19, 2005, the Company entered into an Alliance Agreement, with Intermolecular, Inc. Under the agreements, the two companies will work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party is bearing its own expenses. Thomas Baruch, one of the Company’s board members, is a director of Intermolecular, Inc. and CMEA Ventures, of which Mr. Baruch is a general partner, holds a 17.5% interest in Intermolecular, Inc. Dr. W. Henry Weinberg, one of Symyx’s executive officers, is a scientific advisory board member of Intermolecular, Inc. and a holder of options to purchase 115,000 shares of common stock of Intermolecular, Inc. In 2005 the Company recognized $88,000 revenue associated with a CORE(x) core module sold to Intermolecular, Inc. and $20,000 gain from the sale of a fixed asset with $130,000 net book value, which was sold to Intermolecular, Inc. for its original cost of $150,000.

9.   Financial Instruments

The Company has not entered into any derivative contracts at December 31, 2005. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. The Company does not carry a significant trade accounts receivable balance from a specific customer. The Company maintains cash and cash equivalents and available-for-sale investments in various corporate debt securities and money market mutual funds. The Company’s policy is designed to limit exposure to any one institution or company. The relative credit standing of the security issuers is monitored to ensure compliance with the Company’s investment strategy. The Company does not require collateral on these financial instruments.

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:   The carrying amounts reported in the balance sheets for cash and cash equivalents are their fair values.

Accounts receivable and accounts payable:   The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values.

Available-for-sale securities:   The fair values for available-for-sale equity securities are based on quoted market prices. The fair values for available-for-sale securities together with information in relation to their maturity dates are included in Note 1 to these financial statements.

10.   Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in the acquisitions of IntelliChem and Synthematix in November 2004 and April 2005, respectively. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives of trade names acquired in the IntelliChem and Synthematix acquisitions were estimated to be 4.5 years at the time of the acquisitions. During the three months ended September 30, 2005, the remaining useful lives of these trade names were reassessed as one year commencing from September 1, 2005 due to the advancement of the Company’s branding strategy for its software offerings. The current useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

	December 31, 2005				December 31, 2004
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,007)	$1,123	$3,130	$(1,715)	$1,415
Bargain lease	< 1	10	(10)	—	—	—	—
Trade name	1	1,140	(493)	647	860	(16)	844
Developed technology	4.5	10,720	(2,406)	8,314	8,370	(155)	8,215
Customer relationships	6.5 — 7	5,200	(837)	4,363	4,700	(60)	4,640
Total intangibles		$20,200	$(5,753)	$14,447	$17,060	$(1,946)	$15,114

In the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization expenses of intangible assets of $3,807,000, $422,000, and $369,000, respectively. Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be approximately $4,116,000 in 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, $795,000 in 2010 and $390,000 thereafter.

11.   Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	Three Months Ended
	March 31,	June 30,	September 30(b),	December 31(b),
2005
Total revenue	$21,508	$24,052	$31,715	$30,862
Operating expenses:
Cost of products sold	1,368	1,962	3,533	4,227
Research and development	11,440	12,542	12,934	13,744
Sales, general and administrative	5,935	6,660	6,619	6,351
Acquired in-process research and development	—	1,590	—	—
Amortization of intangible assets arising from business combinations	694	859	919	1,044
Total operating expenses	19,437	23,613	24,005	25,366
Income from operations	2,071	439	7,710	5,496
Interest and other income	802	873	1,172	1,580
Income before income tax expense	2,873	1,312	8,882	7,076
Income tax expense	1,171	926	2,964	3,080
Net income	$1,702	$386	$5,918	$3,996
Basic net income per share(a)	$0.05	$0.01	$0.18	$0.12
Diluted net income per share(a)	$0.05	$0.01	$0.17	$0.11

	Three Months Ended
	March 31,	June 30,	September 30,	December 31(c),
2004
Total revenue	$19,479	$18,916	$19,558	$25,232
Operating expenses:
Cost of products sold	1,678	1,940	1,437	2,802
Research and development	10,842	10,422	9,864	10,014
Sales, general and administrative	4,111	4,311	4,375	5,210
Acquired in-process research and development	—	—	—	2,260
Amortization of intangible assets arising from business combinations	—	—	—	231
Total operating expenses	16,631	16,673	15,676	20,517
Income from operations	2,848	2,243	3,882	4,715
Interest and other income	519	716	610	676
Income before income tax expense (benefit)	3,367	2,959	4,492	5,391
Income tax expense (benefit)	1,360	1,247	1,720	(1,000)
Net income	$2,007	$1,712	$2,772	$6,391
Basic net income per share(a)	$0.06	$0.05	$0.09	$0.20
Diluted net income per share(a)	$0.06	$0.05	$0.08	$0.19

(a)           Earning per share, or EPS, for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(b)          In the second half of 2005, delivery of multiple Symyx Tools systems to the Company’s customers resulted in significantly higher product sales revenue that contributed to the higher earnings per share in the third and fourth quarters when compared with the other quarters in 2005.

(c)           In the last quarter of 2004, delivery of high dollar value Symyx Tools systems to the Company’s customers resulted in significantly higher product sales revenue, which, combined with income tax benefits recognized upon the release of valuation allowances, contributed to the higher earnings per share in that quarter when compared with the other quarters in 2004.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely alerting them to material information required to be disclosed by us in this Annual Report on Form 10-K. There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Changes in internal controls

There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report is included in Item 9A.

/s/ STEVEN D. GOLDBY	/s/ JERYL L. HILLEMAN
Steven D. Goldby	Jeryl L. Hilleman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Symyx Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Symyx Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symyx Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Symyx Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symyx Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated income statements, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2005 of Symyx Technologies, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 3, 2006

Item 9B.     Other Information

On March 1, 2006, the Compensation Committee of the Company’s Board of Directors approved a Cash Bonus Plan for executive officers for 2006. A summary of the Plan is attached as exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.

On March 1, 2006, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock units to the Company’s executive officers. The Chief Executive Officer, Chief Technical Officer and President each received 33,000 restricted stock units and the Chief Financial Officer and Chief Operating Officer each received 27,000 restricted stock units. Each restricted stock unit represents a right to receive one share of the Company’s common stock. These restricted stock units vest on March 1, 2007.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by Section 16(a) is incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its employees, including principal executive officer, principal financial officer and controller, within the meaning of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the Code of Conduct and Ethics is available at the Company’s website: www.symyx.com and without charge upon written request to: Corporate Secretary, 3100 Central Expressway, Santa Clara, CA 95051. To the extent required by the law, amendments to, and waivers from, any provision of the Company’s Code of Conduct and Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company’s website in accordance with SEC rules.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the information under the caption “Executive Officer Compensation” in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

In order to diversify their investment portfolios, our five executive officers, Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, Dr. W. Henry Weinberg, and Paul Nowak, and two of our board directors, Dr. Peter Schultz and Martin Gerstel, have adopted stock trading plans to facilitate the sale of shares of our common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

See “Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, see Note 4 “Stockholders’ Equity” of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) 1.                        Financial Statements

The following Financial Statements of Symyx Technologies, Inc. and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, have been filed as part of this Annual Report on Form 10-K. See index to Consolidated Financial Statements under Item 8 above:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Income Statements for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) 2.                        Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) 3.                        Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit Number	Description of Document
2.1*(8)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(7)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3(9)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1(2)	Specimen Common Stock Certificate
10.1**(10)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
10.2**(2)	1996 Stock Plan and forms of agreements thereunder
10.3**(12)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
10.4**(2)	1999 Employee Stock Purchase Plan
10.5(2)	Form of Director and Executive Officer Indemnification Agreement
10.6**(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(2)

Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto

10.7(a)(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust

10.8**(12)	2006 Cash Bonus Plan for Executive Officers
10.9(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(4)	2001 Nonstatutory Stock Option Plan
10.15*(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
10.16*(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
10.17*(9)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
10.18**(9)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19(11)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
14(7)	Symyx Technologies, Inc. Code of Conduct and Ethics
21(12)	List of Subsidiaries
23.1(12)	Consent of Independent Registered Public Accounting Firm
31.1(12)

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(12)

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(12)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(12)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)          Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004.

(9)          Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)   Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(11)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005.

(12)   Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)
Date: March 6, 2006
/s/ STEVEN D. GOLDBY
Steven D. Goldby
Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Date: March 6, 2006
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

	Signature	Title	Date
By	/s/ STEVEN D. GOLDBY	Chief Executive Officer and	March 6, 2006
	Steven D. Goldby	Chairman of the Board (Principal Executive Officer)
By	/s/ JERYL L. HILLEMAN	Executive Vice President and Chief	March 6, 2006
	Jeryl L. Hilleman	Financial Officer(Principal Financial and Accounting Officer)
By	/s/ THOMAS R. BARUCH	Director	March 6, 2006
Thomas R. Baruch
By	/s/ SAMUEL D. COLELLA	Director	March 6, 2006
Samuel D. Colella
By	/s/ EDWIN F. GAMBRELL	Director	March 6, 2006
Edwin F. Gambrell
By	/s/ MARTIN S. GERSTEL	Director	March 6, 2006
Martin S. Gerstel
By	/s/ KENNETH J. NUSSBACHER	Director	March 6, 2006
Kenneth J. Nussbacher
By	/s/ MARIO M. ROSATI	Director	March 6, 2006
Mario M. Rosati
By	/s/ PETER G. SCHULTZ	Director	March 6, 2006
Peter G. Schultz

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1*(8)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(7)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3(9)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1(2)	Specimen Common Stock Certificate
10.1**(10)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
10.2**(2)	1996 Stock Plan and forms of agreements thereunder
10.3**(12)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
10.4**(2)	1999 Employee Stock Purchase Plan
10.5(2)	Form of Director and Executive Officer Indemnification Agreement
10.6**(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(2)

Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto

10.7(a)(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
10.8**(12)	2006 Cash Bonus Plan for Executive Officers
10.9(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(4)	2001 Nonstatutory Stock Option Plan
10.15*(5)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
10.16*(6)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company

10.17*(9)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
10.18**(9)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19(11)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
14(7)	Symyx Technologies, Inc. Code of Conduct and Ethics
21(12)	List of Subsidiaries
23.1(12)	Consent of Independent Registered Public Accounting Firm
31.1(12)

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(12)

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(12)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(12)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)          Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004.

(9)          Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)   Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(11)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005.

(12)   Filed here within.