Form 10-Q
period 2006-03-31
SYMYX TECHNOLOGIES INC
filed 2006-05-05
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒                                             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of April 28, 2006, Registrant had outstanding 33,734,003 shares of Common Stock, $0.001 par value.

____

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue:
Service revenue	$13,777	$13,388
Product sales	5,163	2,679
License fees and royalties	8,126	5,441
Total revenue	27,066	21,508

Operating expenses:
Cost of products sold	2,082	1,368
Research and development	14,787	11,440
Sales, general and administrative	7,768	5,935
Amortization of intangible assets arising from business combinations	1,037	694
Total operating expenses	25,674	19,437

Income from operations	1,392	2,071
Interest and other income	1,707	802
Income before income tax expense	3,099	2,873
Income tax expense	1,435	1,171
Net income	1,664	$1,702

Basic net income per share	$0.05	$0.05

Diluted net income per share	$0.05	$0.05

Shares used in computing basic net income per share	33,345	32,526

Shares used in computing diluted net income per share	34,942	34,262

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$129,653	$70,607
Available-for-sale securities	52,889	98,018
Accounts receivable	7,155	9,852
Inventories	969	841
Deferred tax assets, current	3,150	2,739
Interest receivable and other current assets	3,128	3,063
Total current assets	196,944	185,120

Property, plant and equipment, net	22,805	21,756
Goodwill	17,618	17,618
Intangible assets, net	13,337	14,447
Deferred tax and other assets	3,794	2,471
Total assets	$254,498	$241,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,544	$2,273
Other accrued liabilities	5,499	5,081
Accrued compensation and employee benefits	3,820	6,144
Income taxes payable	2,995	3,737
Deferred rent	757	759
Deferred revenue	11,783	4,244
Warranty expense accrual	763	645
Total current liabilities	27,161	22,883

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 33,540,260 and 33,194,140 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	33	33
Additional paid-in capital	203,591	196,815
Deferred stock compensation	—	(261)
Accumulated other comprehensive loss	(191)	(298)
Retained earnings	23,904	22,240
Total stockholders’ equity	227,337	218,529
Total liabilities and stockholders’ equity	$254,498	$241,412

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$1,664	$1,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,310	2,814
Amortization of intangible assets arising from business combinations	1,037	694
Stock-based compensation	1,585	85
Deferred tax benefit	(411)	—
Excess tax benefits from stock-based compensation	(1,036)	—
Changes in operating assets and liabilities:
Accounts receivable	2,697	7,735
Inventories	(128)	(140)
Interest receivable and other current assets	(65)	626
Other long-term assets	(1,323)	(73)
Accounts payable	(729)	(384)
Other accrued liabilities	418	22
Accrued compensation and employee benefits	(2,324)	(1,144)
Income taxes payable	(742)	97
Deferred rent	(2)	8
Deferred revenue	7,539	884
Warranty expense accrual	118	13
Net cash provided by operating activities	10,608	12,939

Investing activities
Purchase of property and equipment, net	(3,031)	(1,564)
Purchase of available-for-sale securities	—	(34,106)
Proceeds from maturities of available-for-sale securities	44,988	35,170
Net cash provided by (used in) investing activities	41,957	(500)

Financing activities
Proceeds from issuance of common stock	5,452	1,205
Excess tax benefits from stock-based compensation	1,036	—
Net cash provided by financing activities	6,488	1,205

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	(1)
Net increase in cash and cash equivalents	59,046	13,643
Cash and cash equivalents at beginning of period	70,607	19,459
Cash and cash equivalents at end of period	$129,653	$33,102

Supplemental disclosure of cash flow information

Income taxes paid	$2,586	$1,073

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput research technologies and research software for customers in the chemical, energy, electronics, pharmaceutical, and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells and supports automated high-throughput laboratory systems, provides software for use in customers’ own laboratories, and licenses discovered materials, sensors and intellectual property.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2006 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Discovery Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx Software, Inc. (formerly Symyx Renaissance Software, Inc.), incorporated in Oregon, and Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates include future warranty expenditures and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between updates/enhancements and new products; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. For example, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system are greater than what the Company has used in estimating the warranty expense accrual.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in our financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value. Deferred compensation for options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of the Company’s common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three months ended March 31, 2006 includes: (a) ESPP awards with offering periods commencing, and stock options granted, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), and (b) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 2 “Stock-Based Benefit Plans” for further details.

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

Service Revenue

The Company recognizes service revenue from research collaboration agreements, software consulting, and support and maintenance agreements as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with research collaborations are included in research and development expense. Software consulting agreements specify the number of days of consulting services or the work product to be provided by the Company. Support and maintenance agreements specify the term of the product maintenance and the nature of the services to be provided by the Company during the term. Direct costs associated with software consulting and support and maintenance were immaterial to date and therefore were also included in research and development expense.

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

Software License Fees

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and the license term has commenced, the fee is fixed or determinable, and collectibility is probable. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the electronic laboratory notebook (“ELN”) software products that the Company acquired from IntelliChem, Inc. and Synthematix, Inc.), the perpetual license fee is recognized ratably over the period of the bundled support and maintenance commitment.

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

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of March 31, 2006, the Company was not subject to any pending intellectual property-related litigation.

Concentration of Revenue

For the three months ended March 31, 2006 and 2005, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended
	March 31,
	2006	2005
BP	$429	$2,269
ExxonMobil	11,345	8,493
The Dow Chemical Company	6,526	6,577
Total	$18,300	$17,339

The revenue from the above customers has been included in the following reportable segments for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Research Collaborations	$10,467	$11,599
Symyx Tools	4,143	2,389
Symyx Software	2,565	2,069
Materials and IP Licensing	1,125	1,282
Total	$18,300	$17,339

The revenue from the above customers has been included in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Service revenue	$9,505	$10,377
Product sales	3,920	2,030
License fees and royalties	4,875	4,932
Total	$18,300	$17,339

Inventories

Work in process inventory consists of customized Symyx Tools systems in the process of being built. Finished goods inventory consists of customized Symyx Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at March 31, 2006 and December 31, 2005 were all work in process inventory.

Warranty expense accrual

The Company offers a warranty on each Symyx Tools system shipped. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business. However, such warranties typically include coverage for parts and labor and software bug fixes for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary.

Changes in the Company’s product warranty expense accrual during the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Balance as of January 1	$645	$653
New warranties issued during the period	165	93
Costs incurred during the period on specific systems	(65)	(80)
Changes in liability for pre-existing warranties during the period, including expirations	18	—
Balance as of March 31	$763	$666

Goodwill

The Company’s goodwill is reported under the Symyx Software business segment. Goodwill is tested using a fair-value-based approach for impairment on at least an annual basis or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

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

Effect of New Accounting Pronouncements

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have  a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements in the future.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements in the future.

2.             Stock-Based Benefit Plans

The Company has an employee stock purchase plan (“ESPP”) that allows employees to purchase its common stock. The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units, of Symyx common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the board of directors.

Stock Purchase Plan

The Company’s Stock Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. No shares were purchased during the three months ended March 31, 2006. As of March 31, 2006, shares of common stock available for future issue under the Purchase Plan were 1,879,236.

Stock Option Plans

Options are generally granted under the Company’s various stock option plans with exercise prices equal to the fair value of the common stock on the grant date, as determined by the Board of Directors. The options expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The Board of Directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option. In January 2006, the Company also amended its 1997 Stock Plan to permit the grant of restricted stock units. As of March 31, 2006, options to purchase 2,193,018 shares of common stock were available for future grant under these plans.

Impact of SFAS 123R

The Company adopted SFAS 123R, effective January 1, 2006. In accordance with SFAS 123R, stock-based compensation expense recognized in the Condensed Consolidated Income Statement for the three months ended March 31, 2006 was based on awards ultimately expected to vest. Forfeiture rate was estimated to be between 0% to 10% based on historical turnover rate of different groups of employees. Forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the period prior to 2006, the Company accounted for forfeitures as they occurred.

To avoid stock-based compensation expenses under SFAS 123R, on two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of outstanding options to purchase shares of the Company’s common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of the Company on such date. The first occasion was on September 13, 2005, when the Company amended the terms of outstanding options to purchase approximately 251,000 shares of the Company’s common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when the Company amended the terms of outstanding options to purchase approximately 159,000 shares of the Company’s common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of the Company’s various stock plans. No options held by executive officers or directors of the Company were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the Condensed Consolidated Income Statements for the period ended March 31, 2006.

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS 123R and made the decision to grant restricted stock units rather than stock options during the three months ended March 31, 2006. The Company recognized stock-based compensation expense of $1,598,000 during the three months ended March 31, 2006. Included in this amount are expenses related to restricted stock units of $768,000 which would have been included in the Company’s Condensed Consolidated Income Statements under the provisions of APB No. 25. The expense related to restricted stock units is therefore not considered as part of the impact of the adoption of SFAS 123R for the three months ended March 31, 2006 in the following table (in thousands, except per share amounts).

	Three Months Ended March 31, 2006
	As Reported	Excluding Impact of Adopting SFAS 123R

Income from continuing operations	$1,392	$2,222
Net income before income tax	$3,099	$3,929
Net income	$1,664	$2,341
Cash flow from operations	$10,608	$12,321
Cash flow from financing activities	$6,488	$5,452
Basic net income per share	$0.05	$0.07
Diluted net income per share	$0.05	$0.07

The income tax benefit recognized in the Condensed Consolidated Income Statements related to stock-based compensation expense was $411,000 during the three months ended March 31, 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS 123R.

A summary of activities under the Company’s various stock option plans is as follows:

	Stock Options
	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	8,094	$25.91
Granted	—	—
Exercised or settled	(346)	$15.75
Cancelled	(59)	$27.68
Outstanding at March 31, 2006	7,689	$26.36	6.5	$44,575
Exercisable at March 31, 2006	7,108	$27.02	6.4	$39,088

No options were granted during the three months ended March 31, 2006. The weighted-average grant date fair value of options granted during the three months ended March 31, 2005 was $11.49 per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock for the in-the-money options at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans were $4,363,000 and $991,000, respectively. As of March 31, 2006, $1,754,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a graded vesting basis through fiscal year 2009.

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2006, $8,446,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized on a straight-line basis over a remaining period of 11 months.

The following table illustrated the changes of the Company’s restricted stock units during the three months ended march 31, 2006:

	Restricted Stock Units
	Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	—	—
Granted	322	$29.33
Vested	—	—
Cancelled	(1)	$29.33
Nonvested at March 31, 2006	321	$29.33

Restricted stock units outstanding as of March 31, 2006 will be vested on March 1, 2007. The Company plans to issue new common stock to settle the restricted stock units.

During the three months ended March 31, 2006, the Company valued ESPP awards using the Black-Scholes method with the following valuation assumptions:

Expected dividend	0.0%
Risk-free interest rate	3.5%
Expected volatility	52.0%
Weighted-average expected life (in years)	1.5

As of March 31, 2006, $579,000 of total unrecognized compensation cost related to ESPP is expected to be amortized on a straight-line basis over a weighted-average remaining period of 5 months.

Pro Forma Information for Period Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, pro forma net loss information was required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for options granted prior to the Company’s initial public offering in November 1999 was estimated at the date of grant using the minimum value method. Options granted following the Company’s November 1999 initial public offering and prior to the adoption of SFAS 123R had been valued using the Black-Scholes method with valuation assumptions as follows:

	Three Months Ended
	March 31, 2005
	Stock Options	ESPP
Expected dividend	0.0%	0.0%
Risk-free interest rate	3.8%	1.7%
Expected volatility	52.5%	51.0%
Expected life (in years)	3.5	1.6

Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Net income (loss):
As reported	$1,702
Add: compensation expense recorded under APB No. 25, net of tax	50
Deduct: SFAS 123 compensation expense, net of tax	(10,719)
Pro forma	$(8,967)

Basic net income (loss) per share:
As reported	$0.05
Pro forma	$(0.28)

Diluted net income (loss) per share:
As reported	$0.05
Pro forma	$(0.28)

3.                    Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and restricted stock units. The computation of the weighted average number of shares outstanding for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Weighted-average shares used in computing basic net income per share	33,345	32,526
Dilutive effect of employee stock options and restricted stock units, using thetreasury stock method	1,597	1,736
Weighted-average shares used in computing diluted net income per share	34,942	34,262

Options to purchase 2,922,000 and 3,466,000 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended March 31, 2006 and 2005, respectively, because all such securities are anti-dilutive for the respective periods.

4.                    Related Party Transactions

As of March 31, 2006, the Company owns approximately 13% of the shares outstanding of Ilypsa, Inc. The Company accounts for its ownership interest in Ilypsa on the cost method as the Company does not have the ability to exert significant influence on the strategic, operating, investing and financing activities of Ilypsa. Ilypsa has licensed software from the Company. The software support revenue from Ilypsa reported by the Company for the three months ended March 31, 2006 and 2005 both amounted to $45,000 and has been classified as service revenue in the Condensed Consolidated Income Statements. As of March 31, 2006, the Company recorded approximately $5,000 of other receivable and $134,000 of deferred revenue related to Ilypsa.  As of December 31, 2005, the amount receivable from Ilypsa was approximately $5,000.

In March 2005, the Company entered into a Collaborative Development and License Agreement and on December 19, 2005, the Company entered into an Alliance Agreement, each with Intermolecular, Inc. Under the agreements, the two companies will work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party is bearing its own expenses. Thomas Baruch, one of the Company’s board members, is a director of Intermolecular, Inc. and a general partner of CMEA Ventures, which holds a 17.5% interest in Intermolecular, Inc. Dr. W. Henry Weinberg, one of Symyx’s executive officers, is a scientific advisory board member of Intermolecular, Inc. and a holder of options to purchase 115,000 shares of common stock of Intermolecular, Inc. As of March 31, 2006 and December 31, 2005, the Company recorded $27,000 of deferred revenue and $88,000 of accounts receivable, respectively, related to Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. Thomas Baruch, one of the Company’s board members, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a 15.3% interest in Solyndra, Inc. During the quarter ended March 31, 2006, the Company recognized $307,000 revenue from providing research services to Solyndra, Inc. As of March 31, 2006 and December 31, 2005, the Company recorded $175,000 of accounts receivable and $132,000 of deferred revenue, respectively, related to Solyndra.

5.                    Comprehensive Income

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

The components of comprehensive income for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$1,664	$1,702

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	114	(70)
Foreign currency translation adjustment	(7)	(1)
Other comprehensive income (loss)	107	(71)
Comprehensive income	$1,771	$1,631

The components of accumulated other comprehensive loss at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
Unrealized losses on available-for-sale securities	$(143)	$(257)
Foreign currency translation adjustment	(48)	(41)
Accumulated other comprehensive loss	$(191)	$(298)

Unrealized losses on available-for-sale securities by duration and fair value of investments are as follows (in thousands):

	March 31, 2006		December 31, 2005
	Unrealized Losses	Related Fair Value of Investments	Unrealized Losses	Related Fair Value of Investments
Less than 12 months	$(153)	$47,390	$(261)	$85,446
12 months or greater	(4)	5,499	(27)	12,059
Total	$(157)	$52,889	$(288)	$97,505

At March 31, 2006, unrealized losses of $157,000 were all related to 33 investments in U.S. corporate debt securities. Unrealized losses are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent other-than-temporary impairments as of March 31, 2006.

6.                    Segment Disclosure

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) when deciding how to allocate resources and in assessing performance. Symyx’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenue. Revenue is defined as revenue from external customers.

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

Revenue is disaggregated into:

•                  Research Collaborations – research services on behalf of collaborative partners

•                  Symyx Tools – sale of select laboratory systems and associated software and intellectual property

•                  Symyx Software – license of ELN, lab execution and experiment analysis software and provision of associated support, maintenance, and consulting services

•                  Materials and IP Licensing – license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s industry collaborations

•                  Symyx Sensors – development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Three Months Ended March 31, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,251	$—	$2,500	$12,751
Symyx Tools	781	5,163	9	5,953
Symyx Software	2,263	—	3,340	5,603
Materials and IP Licensing	—	—	2,015	2,015
Symyx Sensors	482	—	262	744
Total	$13,777	$5,163	$8,126	$27,066

	Three Months Ended March 31, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,882	$—	$2,396	$13,278
Symyx Tools	825	2,679	3	3,507
Symyx Software	1,116	—	1,350	2,466
Materials and IP Licensing	—	—	1,545	1,545
Symyx Sensors	565	—	147	712
Total	$13,388	$2,679	$5,441	$21,508

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended
	March 31,
	2006	2005

North America	$23,918	$18,906
Japan	1,521	733
Europe	1,627	1,869
Total	$27,066	$21,508

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

	March 31, 2006				December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,080)	$1,050	$3,130	$(2,007)	$1,123
Bargain lease	< 1	10	(10)	—	10	(10)	—
Trade name	1	1,140	(735)	405	1,140	(493)	647
Developed technology	4.5	10,720	(3,002)	7,718	10,720	(2,406)	8,314
Customer relationships	6.5	5,200	(1,036)	4,164	5,200	(837)	4,363
Total intangibles		$20,200	$(6,863)	$13,337	$20,200	$(5,753)	$14,447

In the three months ended March 31, 2006 and 2005, the Company recorded amortization expenses of intangible assets of $1,110,000 and $766,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be approximately $3,006,000 in the remainder of 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, $795,000 in 2010 and $390,000 thereafter.

8.                    Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income taxes rate is as follows:

	Three Months Ended March 31,
	2006	2005
Federal statutory rate	35%	35%
State taxes, net of federal impact	6%	6%
Permanent difference related to stock-based compensation	6%	—
Other individually immaterial items	(1)%	—
Effective income taxes rate	46%	41%

9.                    Subsequent Event

On April 18, 2006, the Board of Directors of the Company adopted a program to repurchase up to an aggregate of $30,000,000 of value of the shares of the Company’s issued and outstanding common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of taking advantage of the Company’s cash position to repurchase shares of its common stock to maximize long-term value of stockholders. No repurchase has been made as of May 4, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion that all adjustments to condensed consolidated financial statements necessary to present fairly the financial position at March 31, 2006 and results of operations and cash flows for all periods presented have been made; (2) our expectation that certain accounting pronouncements will not have a material impact on our financial statements; (3) our expectation that unrecognized compensation cost related to unvested stock options granted and outstanding will be recognized on a graded vesting basis through fiscal year 2009; (4) our expectation that that unrecognized compensation cost related to unvested restricted stock united granted will be recognized on a straight-line basis over a remaining period of 11 months; (5) our expection that unrecognized compensation cost related to ESPP will be amortized on a straight-line basis over a weighted average period of 5 months; (6) our expectation that amortization expense of total intangible assets will be approximately $3,006,000 in the remainder of 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, $795,000 in 2010 and $390,000 thereafter; (7) our expectation that our cash flows and revenue for 2006 will be comprised in large part of payments to be made and revenue under research and development collaborations together with product sales and license fees and royalties; (8) our continued development of high-throughput technologies for discovery of new materials; (9) our offer of an expending line of Symyx Tools; (10) the expansion of Symyx Software; (11) the continued advancement of our list of discovered materials; (12) our belief that we are well positioned to capitalize on our investments in technology, instrumentation and software; (13) our expectation that a significant portion of our total revenue will continue to be generated from a few key customers; (14) our expectation that the cost of products sold will be driven by the variability of product mix and sales volume in each period, will fluctuate from period to period and will be affected by the adjustment of the warranty expense accrual for the previous sales; (15) our expectation that we will continue to devote substantial resources to research and development; (16) our expectation that sales, general and administrative expenses will increase in absolute dollar amounts as we increase headcount to support the growth in our business, add to and improve our existing laboratory and engineering facilities and incur escalating costs related to being a public company; (17) our anticipation that interest income in 2006 will be slightly greater than 2005; (18) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for at least the coming year; (19) our expectation that we will recognize committed but unrecognized revenue of approximately $80 million in the remainder of fiscal 2006 and that we have approximately $151 million in revenue backlog to be realized in fiscal 2007 and beyond; (20) our expectation that we will satisfy our outstanding obligations under our principal commitments as they become due over the next ten years; (21) our intention to augment the committed revenue base with new and extended collaborations, new tool sales, and new intellectual property and software licenses; (22) our expectation that we will meet the commitment set forth in the Collaborative Development and License Agreement with Intermolecular; (23) our expectation that the ultimate costs to resolve any litigation that we may become a party to will not have a material adverse effect on our financial position; (24) our belief that we carry adequate insurance protection; (25) our expectation that ExxonMobil, The Dow Chemical Company and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues; (26) our anticipated growth; (27) our expectation that our quarterly results of operations will fluctuate; and (28) our intention to continue to expand our international presence.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statement.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors.” Such factors include but are not limited to the following:  the market may not accept our products and services;  we may lose one or more of our major customers or partners;  we have concentrated reliance on certain major collaborators to successfully commercialize products;  we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; the pace, quality or number of our discoveries of new materials may be inadequate; our inability to compete with the greater financial, marketing, technical and customer service capabilities of our competitors; uncertainties as to patent protection and litigation; our future growth strategy, including impact of acquisitions, mergers or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies is unsuccessful; lack of investment income to support expanding operations; a limited customer base; our inability to develop successful collaborative relationships in the future;    our inability to recruit successful personnel;  assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors or fraud; inadequate cash resources available to satisfy our current needs and future obligations; general economic conditions in the United States and in major European and Asian markets; unanticipated compliance requirements related to the establishment of international operations; exposure to risks associated with export sales and operations; future competition from new market entrants; exposure to claims outside our insurance coverage; miscalculations in the assessment of our amortization calculations; and natural disasters, power failures and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx as of the filing date hereof, and Symyx assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company’s Reports on Form 10-K and other SEC filings, as well as those risk factors as set forth in Part II, Item 1A herein.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2006 (SEC File No. 000-27765).

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Our revenue and cash flows from operations have come from research collaborations, sale and support of laboratory systems, and licensing of software, discovered materials, sensors and intellectual property. We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical, energy, electronics, pharmaceutical, and other industries. We expect that our cash flows and revenue for 2006 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product sales and license fees and royalties.

Since our inception, we have invested heavily in establishing the technology, laboratory systems, and software necessary to transform traditional research and development and pursue high-throughput discovery of materials. Through our Research Collaborations and our own internal research, we continue to develop high-throughput technologies for discovery of new materials. We apply our expertise in high-throughput research technologies to offer an expanding line of Symyx Tools. Symyx Software continues to expand, offering our customers an integrated research and development execution and decision support system. Our list of discovered materials continues to advance, including catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications. We believe we are now well positioned to capitalize on these investments.

In the quarter ended March 31, 2006, our revenue increased 26% to $27.1 million from $21.5 million for the same period in 2005. This increase resulted largely from an increase in license fees together with increased product sales revenue.

Our net income for the quarters ended March 31, 2006 and 2005 were both $1.7 million. However, included in the net income for the quarter ended March 31, 2006 were $1.6 million of stock-based compensation discussed below and $1.0 million of amortization of intangible assets associated with acquisitions. Included in the net income for the quarter ended March 31, 2005 were $0.7 million of amortization of intangible assets associated with acquisitions.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. We analyzed our stock-based compensation strategies prior to the adoption of SFAS 123R and made the decision to grant restricted stock units rather than stock options during the three months ended March 31, 2006.

To avoid stock-based compensation expenses under SFAS 123R, on two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of our Board of Directors approved amendments to the terms of outstanding options to purchase shares of our common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of Symyx on such date. The first occasion was on September 13, 2005, when we amended the terms of outstanding options to purchase approximately 251,000 shares of our common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when we amended the terms of outstanding options to purchase approximately 159,000 shares of our common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of our various stock plans. No options held by our executive officers or members of our Board of Directors were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the Condensed Consolidated Income Statements for the period ended March 31, 2006.

We recognized stock-based compensation expense of $1,598,000 during the three months ended March 31, 2006. The impact of the adoption of SFAS 123R on our results of operations for the three months ended March 31, 2006 was as follows (in thousands):

Cost of Goods Sold	$17
Research and development	723
Sales, general and administrative	858
Total	$1,598

Included in the above amount are expenses related to restricted stock units of $768,000 which would have been included in our Condensed Consolidated Income Statements under the provisions of APB No. 25. The expense related to restricted stock units is therefore not considered as part of the impact of the adoption of SFAS 123R for the three months ended March 31, 2006 in the following table (in thousands, except per share amounts).

	Three Months Ended March 31, 2006
	As Reported	Excluding Impact of Adopting SFAS 123R
Income from continuing operations	$1,392	$2,222
Net income before income tax	$3,099	$3,929
Net income	$1,664	$2,341
Cash flow from operations	$10,608	$12,321
Cash flow from financing activities	$6,488	$5,452
Basic net income per share	$0.05	$0.07
Diluted net income per share	$0.05	$0.07

In accordance with SFAS 123R, stock-based compensation expense recognized in the Condensed Consolidated Income Statement for the three months ended March 31, 2006 was based on awards ultimately expected to vest. Forfeiture rate was estimated to be between 0% to 10% based on historical turnover rate of different groups of employees. Forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the period prior to 2006, we accounted for forfeitures as they occurred.

As of March 31, 2006, we have the following unrecognized compensation costs: a) $1,754,000 related to unvested stock options granted and outstanding expected to be amortized on a graded vesting basis through fiscal year 2009; b) $8,446,000 related to unvested restricted stock units granted expected to be amortized on a straight-line basis over a remaining period of 11 months; c) $579,000 related to ESPP expected to be amortized on a straight-line basis over a weighted-average remaining period of 5 months.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, recognizing stock-based compensation, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved, and determining the useful life of intangible assets. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

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

Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. Our software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in our financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value. Deferred compensation for options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three months ended March 31, 2006 includes: (a) ESPP awards with offering periods commencing, and stock options granted, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions SFAS 123, and (b) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 2 “Stock-Based Benefit Plans” for further details.

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Symyx Tool system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. For the three months ended March 31, 2006 and 2005, we recorded additional warranty expense of $18,000 and $0, respectively, for systems incurred higher warranty costs than our original estimates.

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

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of the Notes to Consolidated Financial Statements, the amortization expense of intangibles for the quarter ended March 31, 2006 would have been increased by $0.2 million. We conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

Results of Operations

Revenue

Our total revenue for the three months ended March 31, 2006 was $27.1 million, compared to $21.5 million from the same period in 2005. This increase was primarily due to the increase in Symyx Tools sales and increased revenue from software and intellectual property license fees.

BP, ExxonMobil and The Dow Chemical Company accounted for 2%, 42%, and 24% of total revenue, respectively, for the three months ended March 31, 2006, and for 11%, 39% and 31% of revenue, respectively, for the same period in 2005. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

We segregate revenue by the following segments (in thousands):

	Three Months Ended March 31,
	2006	Change over Previous Year	2005

Research Collaborations	$12,751	(4)%	$13,278
Symyx Tools	5,953	70%	3,507
Symyx Software	5,603	127%	2,466
Materials and IP Licensing	2,015	30%	1,545
Symyx Sensors	744	4%	712
Total	$27,066	26%	$21,508

Research Collaborations Revenue

The Research Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The decrease in Research Collaborations revenue for the three months ended March 31, 2006 from the same periods in 2005 resulted primarily from decreased funding received in 2006 from our collaboration with BP.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools systems comprising hardware, associated software and intellectual property.

Symyx Tools revenue for the three months ended March 31, 2006 was mainly attributable to the sale of three complete Symyx Tools systems to two chemical companies and one pharmaceutical company. Symyx Tools revenue for the three months ended March 31, 2005 was largely attributable to the sale of three modular Symyx Tools systems to two chemical companies. The modular systems sold in 2005 were each significantly less complex than the complete systems sold in 2006. As a result, Symyx Tools revenue in the first three months of 2006 increased compared to the same period in 2005.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from the licensing of ELN, lab execution and experiment analysis software and provision of associated support, maintenance and consulting services.

Software revenue increased significantly in the three months ended March 31, 2006 over the same period of 2005. In the three months ended March 31, 2005, Software revenue consisted primarily of license fees received under the alliances with ExxonMobil and The Dow Chemical Company. In the three months ended March 31, 2006, while continuing our software revenue under the alliances with ExxonMobil and The Dow Chemical Company, we also generated significant software license and service revenue from several major pharmaceutical companies.

Materials and IP Licensing Revenue

The Materials and IP Licensing group generates revenue primarily from the licensing fees received from licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

The increase in Materials and IP Licensing revenue for the three months ended March 31, 2006 over the same period in 2005 was primarily due to payments received from UOP and a Japanese company.

Symyx Sensors Revenue

The Symyx Sensors group offers development services and licenses for specific applications to our sensor technology. In both the three months ended March 31, 2006 and 2005, Symyx Sensors revenue was primarily attributable to payments received from Univation under the collaboration agreement and from an undisclosed partner, Cannon, and Hella under their license arrangements.

Cost of Products Sold

Cost of products sold was approximately $2.1 million, or 40% of product sales revenue for the three months ended March 31, 2006, compared to $1.4 million, or 51% of product sales revenue for the same period in 2005. The decrease in the cost of products sold as a percentage of product sales revenue was primarily due to the change in the product mix shipped in the respective quarters.

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

Other Operating Expenses

	Three Months Ended March 31,
	2006			2005
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$14,787	55%	29%	$11,440	53%
Sales, general and administrative	7,768	29%	31%	5,935	28%
Amortization of intangible assets arising from business combinations	1,037	3%	49%	694	3%
Total operating expenses	$23,592	87%	31%	$18,069	84%

Research and Development Expenses

Our research and development expenses consist primarily of:

•    salaries and other personnel-related expenses;

•    facility costs;

•    supplies; and

•    depreciation of facilities and laboratory equipment.

Total research and development expenses for the three months ended March 31, 2006 were $14.8 million, an increase of approximately 29% from the same period in 2005. The increase was primarily due to the increase in salaries and other personnel-related expenses for the additional headcount added to meet the needs of our expanded business and the recognition of stock-based compensation expense.

Research and development expenses represented 55% and 53% of total revenue in the three months ended March 31, 2006 and 2005, respectively. Our core offerings are research to discover new materials, the sale of laboratory systems and licensing of related software and licensing of sensors technology and intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first three months of 2006, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	Three Months Ended March 31,
	2006	2005
Projects funded by collaboration partners	69%	73%
Projects funded internally:
Software development	24%	21%
Tools development	1%	1%
Research	6%	5%
Total	100%	100%

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended March 31, 2006 were $7.8 million, an increase of 31% from $5.9 million for the same period in 2005. The increase is primarily due to the recognition of stock-based compensation as well as increased salary related costs and travel expenses resulting from additional sales force headcount and a higher sales activity level.

Sales, general and administrative expenses represented 29% and 28% of total revenue for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily due to the recognition of stock-based compensation. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•      increase headcount to support the growth in our business;

•      add to and improve our existing laboratory and engineering facilities; and

•                  incur escalating costs related to being a public company, such as increasing professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004 and Synthematix in April 2005, we recorded $17.1 million of intangible assets (See Note 7 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. For the three months ended March 31, 2006, we recorded $1.0 million of amortization expense related to these acquisitions as compared to $694,000 in the three months ended March 31, 2005.

Interest and Other Income

Interest and other income for the three months ended March 31, 2006 was $1.7 million, consisting principally of interest income. Interest income represents interest earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income of $802,000 for the three months ended March 31, 2005, interest income for the same period in 2006 increased due to the impact of higher average interest rates in 2006 as well as an aggregate increase in cash, cash equivalents, and available-for-sale securities balances. We anticipate that our interest income in 2006 will be greater than 2005 due to the impact of the recent interest rate increases and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

We recorded an income tax expense of $1.4 million and $1.2 million for the three month periods ended March 31, 2006 and 2005, respectively. The effective tax rate was 46% and 41%, respectively, for the three month periods ended March 31, 2006 and in 2005. The effective tax rate for 2006 is higher than 2005 due to the non-deductibility of certain stock-based compensation expenses being recorded in accordance with SFAS 123R. As the year progresses, we may be entitled to additional tax deductions that may reduce our effective tax rate.

Recent Accounting Pronouncements

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended March 31, 2006 and is not expected to have a material impact on our consolidated financial statements in the future.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended March 31, 2006 and is not expected to have a material impact on our consolidated financial statements in the future.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operations, financing activities and investing activities for the three months ended March 31, 2006. At March 31, 2006 we had cash, cash equivalents and available-for-sale securities of approximately $182.5 million, an increase of $13.9 million from December 31, 2005.

As of March 31, 2006, we had no long-term liabilities.

Our operating activities provided $10.6 million and $12.9 million of cash during the three months ended March 31, 2006 and 2005, respectively. The sources of cash for the three month periods were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of receipts of payments that revolve around the shipments of Symyx Tools systems and the licenses of Symyx Software. As a result of adopting SFAS 123R, $1.0 million excess tax benefits for the three months ended March 31, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash provided by investing activities during the three months ended March 31, 2006 was $42.0 million. Net cash used in investing activities during the three months ended March 31, 2005 was $0.5 million. The net cash provided by investing activities during the three months ended March 31, 2006 was due to the fact that proceeds from available-for-sale securities during the quarter have been invested in securities that are considered cash equivalent. Over time, the timing of purchases, sales and maturity of securities and purchases of property and equipment may also cause the fluctuation of cash flow from investing activities from period to period.

Financing activities provided cash of $6.5 million and $1.2 million during the three months ended March 31, 2006 and 2005, respectively. These amounts were primarily the proceeds from the exercise of stock options and the proceeds from our employee stock purchase plan and excess tax benefits from stock-based compensation for the three months ended March 31, 2006.

Current liabilities as of March 31, 2006 increased by $4.3 million compared to December 31, 2005 primarily due to an increase in deferred revenue.

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

On April 18, 2006, our Board of Directors adopted a program to repurchase up to an aggregate of $30,000,000 of value of the shares of our issued and outstanding common stock in accordance with Rule 10b-18 under the Exchange Act, for the purpose of taking advantage of our cash position to repurchase shares of our common stock to maximize long-term value of stockholders.

In addition to this stock repurchase program, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $80 million in the remainder of fiscal 2006. We also have approximately $151 million in revenue backlog to be realized in fiscal 2007 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new tools sales, and new intellectual property and software licenses.

Commitments

Our principal commitments consisted of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements. As of March 31, 2006 and December 31, 2005, our principal commitments were $20.6 million and $17.7 million, respectively. Our principal commitments increased significantly due primarily to the lease of additional facilities to accommodate the expansion of our business. We expect to satisfy these obligations as they become due over the next ten years.

Future principal commitments as of March 31, 2006 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Facility Commitments	$17,440	$2,585	$5,118	$3,771	$5,966
Purchase Commitments	3,196	3,196	—	—	—
Total	$20,636	$5,781	$5,118	$3771	$5,966

Other Commitments

As of March 31, 2006, our committed investments pursuant to the Collaborative Development and License Agreement with Intermolecular, Inc., described in the “Off Balance Sheet Financing and Related Party Transactions” below, were $651,000. We expect to meet these commitments in the next two years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of March 31, 2006, we were not subject to any pending intellectual property-related litigation.

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

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2006. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended March 31, 2006 were:

•            Revenue received for software maintenance and support from Ilypsa, Inc. during the three months ended March 31, 2006 amounted to $45,000.

•            On March 17, 2005, we entered into a Collaborative Development and License Agreement and on December 19, 2005, we entered into an Alliance Agreement, with Intermolecular, Inc. Under the agreements, the two companies will work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party is bearing its own expenses. Thomas Baruch, one of our board members, is a director of Intermolecular, Inc. and a general partner of CMEA Ventures, which holds a 17.5% interest in Intermolecular, Inc. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular, Inc. and a holder of options to purchase 115,000 shares of common stock of Intermolecular, Inc.

•            In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. Thomas Baruch, one of our board members, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a 15.3% interest in Solyndra, Inc. During the quarter ended March 31, 2006, we recognized $307,000 of revenue from providing research services to Solyndra, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 42% and 24%, respectively, of our total revenue in the quarter ended March 31, 2006. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have an adverse impact on our financial results, which may cause the market price of our common stock to fall.

Failure to integrate our various software products and achieve customer acceptance of the electronic laboratory notebook technology would harm our revenue and operating results

We acquired IntelliChem, Inc. and Synthematix, Inc., providers of electronic lab notebook software. Our success is partially dependent on our ability to successfully integrate the software we acquired in these acquisitions with our existing software and with each other. If this integration is not successful or if the integrated software products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and operating results.

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team

We have completed two acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our acquired businesses, IntelliChem, Inc. and Synthematix, Inc., or any future acquired business, into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

We are dependent on the research and development activities of companies in the chemical, energy, electronics, pharmaceutical, and other industries, and declines or reductions in research and development activities in these industries could harm our business

The market for our discovery services, systems, and software within the chemical, energy, electronics, pharmaceutical, and other industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, energy, electronics, pharmaceutical, and other companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

In particular, many companies in the chemical and pharmaceutical industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and pharmaceutical companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical, energy, electronics, pharmaceutical, and other companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Symyx Tools systems and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

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

We have engaged in business relationships with early stage companies whose ability to perform all their obligations is less certain than our traditional large chemical, energy, electronics, and pharmaceutical customers

We have entered into collaborative, development and licensing relationships in certain areas with early stage companies. These companies may lack established businesses and there is no assurance that these companies will succeed. The inability of these companies to perform all their financial and operational contractual obligations in a timely manner could adversely affect our results.

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

•      the size and timing of customer orders for shipments of, and payments related to, Symyx Tools systems;

•      the size and timing of royalties we receive from third parties, including those who license our laboratory systems and software for resale;

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

Changes in accounting standards regarding stock option plans have limited the desirability of granting stock options, which may harm our ability to attract and retain employees, reduce our profitability and may affect our stock price

We adopted SFAS 123R on January 1, 2006. This statement requires us to treat the value of stock options granted to employees as an expense. The adoption of this statement will reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. However, stock-based compensation is an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock programs. We may need to limit the use of stock-based compensation and continue to explore other compensation plans to assist in employee recruitment and retention. We cannot determine how investors will view the change in accounting treatment of stock-based compensation and the change in our practices and how these changes may impact our stock price and perception of the value of our company.

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

None.

ITEM 6. EXHIBITS

31.1               Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2               Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1               Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 5, 2006	/s/ Steven D. Goldby
Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2006	/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.