Form 10-Q
period 2006-06-30
SYMYX TECHNOLOGIES INC
filed 2006-08-04
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number:  000 27765

SYMYX TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3100 Central Expressway,
Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)

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

    ☐Yes ☒ No

As of July 31, 2006, Registrant had outstanding 32,774,017 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Service revenue	$14,625	$13,442	$28,402	$26,830
Product sales	5,233	4,351	10,396	7,030
License fees and royalties	8,566	6,259	16,692	11,700
Total revenue	28,424	24,052	55,490	45,560

Operating expenses:
Cost of products sold	2,468	1,962	4,550	3,330
Research and development	16,717	12,542	31,504	23,981
Sales, general and administrative	8,885	6,660	16,653	12,596
Acquired in-process research and development	—	1,590	—	1,590
Amortization of intangible assets arising from business combinations	1,037	859	2,074	1,553
Total operating expenses	29,107	23,613	54,781	43,050

Income (loss) from operations	(683)	439	709	2,510
Interest and other income	2,053	873	3,760	1,675
Income before income tax expense	1,370	1,312	4,469	4,185
Income tax expense	605	926	2,040	2,097
Net income	$765	$386	$2,429	$2,088

Basic net income per share	$0.02	$0.01	$0.07	$0.06

Diluted net income per share	$0.02	$0.01	$0.07	$0.06

Shares used in computing basic net income per share	33,722	32,647	33,533	32,587

Shares used in computing diluted net income per share	34,800	34,338	34,689	34,300

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$127,052	$70,607
Available-for-sale securities	60,117	98,018
Accounts receivable	6,896	9,852
Inventories	1,627	841
Deferred tax assets, current	4,058	2,739
Interest receivable and other current assets	2,919	3,063
Total current assets	202,669	185,120

Property, plant and equipment, net	27,536	21,756
Goodwill	17,618	17,618
Intangible assets, net	12,227	14,447
Deferred tax and other assets	3,894	2,471
Total assets	$263,944	$241,412

LIABILITIESAND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,708	$2,273
Other accrued liabilities	8,423	5,081
Accrued compensation and employee benefits	4,278	6,144
Income taxes payable	40	3,737
Deferred rent	754	759
Deferred revenue	17,591	4,244
Warranty expense accrual	852	645
Total current liabilities	37,646	22,883

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 33,292,253 and 33,194,140 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	33	33
Additional paid-in capital	201,676	196,815
Deferred stock compensation	—	(261)
Accumulated other comprehensive loss	(80)	(298)
Retained earnings	24,669	22,240
Total stockholders’ equity	226,298	218,529
Total liabilities and stockholders’ equity	$263,944	$241,412

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$2,429	$2,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,930	5,529
Amortization of intangible assets arising from business combinations	2,074	1,553
Acquired in-process research and development	—	1,590
Stock-based compensation	4,691	206
Deferred taxes	(1,319)	—
Excess tax benefits from stock-based compensation	(2,026)	—
Tax benefit from employee stock options	3,621	—
Net changes in operating assets and liabilities
Accounts receivable	2,956	5,708
Inventories	(786)	137
Interest receivable and other current assets	144	1,249
Other long-term assets	(1,423)	243
Accounts payable	3,435	(404)
Other accrued liabilities	1,683	117
Accrued compensation and employee benefits	(1,866)	(463)
Income taxes payable	(3,697)	873
Deferred rent	(5)	14
Deferred revenue	13,347	3,134
Warranty expense accrual	207	(52)
Net cash provided by operating activities	28,395	21,522

Investing activities
Purchase of property, plant and equipment	(10,262)	(3,372)
Purchase of available-for-sale securities	(30,585)	(74,222)
Proceeds from maturities of available-for-sale securities	68,411	65,415
Acquisition of a business, net of cash acquired	—	(12,760)
Net cash provided by (used in) investing activities	27,564	(24,939)

Financing activities
Proceeds from issuance of common stock	12,514	4,083
Repurchase of common stock, net of expense	(14,045)	—
Excess tax benefits from stock-based compensation	2,026	—
Net cash provided by financing activities	495	4,083

Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(18)
Net increase in cash and cash equivalents	56,445	648
Cash and cash equivalents at beginning of period	70,607	19,459
Cash and cash equivalents at end of period	$127,052	$20,107

Supplemental disclosure of cash flow information
Income taxes paid	$3,431	$367

Supplemental disclosure of non-cash investing and financing activities
Employee stock options assumed in connection with acquisition	$—	$571

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) develops and applies high-throughput research technologies and research software for customers in the chemical, energy, electronics, pharmaceutical, and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells and supports automated high-throughput laboratory systems, provides software for use in customers’ own laboratories, and licenses discovered materials, sensors, and intellectual property.

Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’s headquarters and mailing address is 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. The Company’s Securities and Exchange Commission (“SEC”) filings are available free of charge through its website at www.symyx.com. The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “SMMX.”

The accompanying unaudited condensed consolidated financial statements have been prepared by management, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2006 and the consolidated results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Tools, Inc. (formerly Symyx Discovery Tools, Inc.), incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx Software, Inc. (formerly Symyx Renaissance Software, Inc.), incorporated in Oregon, and Symyx Technologies AG, incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in the Company’s financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date. Deferred compensation for options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of the Company’s common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) employee stock purchase plan (“ESPP”) awards with offering periods commencing, and stock options granted, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 2 “Stock-Based Benefit Plans” for further details.

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

Service Revenue

The Company recognizes service revenue from research collaboration agreements, software consulting agreements, and support and maintenance agreements as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with research collaborations are included in research and development expense. Software consulting agreements specify the number of days of consulting services or the work product to be provided by the Company. Support and maintenance agreements specify the term of the product maintenance and the nature of the services to be provided by the Company during the term. Direct costs associated with software consulting and support and maintenance were immaterial to date and therefore were also included in research and development expense.

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

Extended product maintenance contracts, which typically provide both extended warranty coverage and product maintenance services, are separately priced from the product, and are recognized as revenue on a straight-line basis over the term of the coverage. The Company’s product related software licenses may provide for technical support, bug fixes, and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

Product Sales

Product sales revenue includes sales of Symyx Tools hardware and the license of associated software. Symyx Tools are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is more than incidental to the Symyx Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Symyx Tools system, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue from sales of Symyx Tools is generally recognized upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of Symyx Tools are not material and are included in sales, general and administrative expenses.

Software License Fees

Revenue from software license fees is recognized when persuasive evidence of an arrangement exists, delivery has occurred and the license term has commenced, the fee is fixed or determinable, and collectibility is probable. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the electronic laboratory notebook (“ELN”) software products that the Company acquired from IntelliChem, Inc. (“IntelliChem”) and Synthematix, Inc. (“Synthematix”)), the perpetual license fee is recognized ratably over the period of the bundled support and maintenance commitment.

The Company considers all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met.

Intellectual Property License Fees and Royalities

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

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of June 30, 2006, the Company was not subject to any material pending intellectual property-related litigation for which it was indemnifying a customer.

Concentration of Revenue

For the three and six months ended June 30, 2006 and 2005, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
ExxonMobil	$8,926	$8,308	$20,271	$16,801
The Dow Chemical Company	8,734	6,335	15,260	12,912
Total	$17,660	$14,643	$35,531	$29,713

The revenue from the above two customers has been included in the following reportable segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Research Collaborations	$10,474	$9,628	$20,512	$19,023
Symyx Tools	3,114	1,632	7,257	4,022
Symyx Software	2,566	2,354	5,131	4,357
Materials and IP Licensing	1,506	1,029	2,631	2,311
Total	$17,660	$14,643	$35,531	$29,713

The revenue from the above two customers has been included in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service revenue	$9,559	$8,199	$18,635	$16,349
Product sales	2,857	1,591	6,777	3,621
License fees and royalties	5,244	4,853	10,119	9,743
Total	$17,660	$14,643	$35,531	$29,713

Inventories

Work in process inventory consists of customized Symyx Tools systems in the process of being built. Finished goods inventory consists of customized Symyx Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at June 30, 2006 and December 31, 2005 were all work in process inventory.

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

Changes in the Company’s product warranty expense accrual during the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Balance as of January 1	$645	$653
New warranties issued during the period	413	224
Costs incurred during the period on specific systems	(154)	(149)
Changes in liability for pre-existing warranties during the period, including expirations	(52)	(127)
Balance as of June 30	$852	$601

Goodwill

The Company’s goodwill is reported under the Symyx Software business segment. Goodwill is tested using a fair-value-based approach for impairment on at least an annual basis or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seven years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate the existence of impairment. All of the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Effect of New Accounting Pronouncements

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

In October 2004, FASB ratified Emerging Issues Task Force consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF Issue No. 04-10”), which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined, but early application is permitted. It is not expected that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective income tax rates, and/or increases in future effective income tax rate volatility.

2.     Stock-Based Benefit Plans

The Company has an ESPP that allows employees to purchase its common stock. The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units, of Symyx common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the board of directors.

Stock Purchase Plan

The Company’s 1999 Stock Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. 44,062 shares were purchased during the six months ended June 30, 2006. As of June 30, 2006, shares of common stock available for future issue under the ESPP were 1,835,174.

Stock Option Plans

Options are generally granted under the Company’s various stock option plans with exercise prices equal to the fair value of the common stock on the grant date. The options expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The Board of Directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option. In January 2006, the Company also amended its 1997 Stock Plan to permit the grant of restricted stock units. As of June 30, 2006, options to purchase 2,217,653 shares of common stock were available for future grant under these plans.

Impact of SFAS 123R

The Company adopted SFAS 123R, effective January 1, 2006. In accordance with SFAS 123R, stock-based compensation expense recognized in the Condensed Consolidated Income Statements for the three and six months ended June 30, 2006 was based on awards ultimately expected to vest. The forfeiture rate was estimated to be between 0% and 10% based on historical turnover rates of different groups of employees. The forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the period prior to 2006, the Company accounted for forfeitures as they occurred.

To avoid stock-based compensation expenses under SFAS 123R, on two separate occasions during the three-month period ended September 30, 2005, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of outstanding options to purchase shares of the Company’s common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of the Company on such date. The first occasion was on September 13, 2005, when the Company amended the terms of outstanding options to purchase approximately 251,000 shares of the Company’s common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when the Company amended the terms of outstanding options to purchase approximately 159,000 shares of the Company’s common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of the Company’s various stock plans. No options held by executive officers or directors of the Company were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the Condensed Consolidated Income Statements for the three and six months ended June 30, 2006.

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS 123R and made the decision to grant restricted stock units rather than stock options during the three and six months ended June 30, 2006. The Company recognized stock-based compensation expenses of $3,093,000 and $4,691,000, respectively, during the three and six months ended June 30, 2006. Included in these amounts are expenses related to restricted stock units of $2,374,000 and $3,142,000, respectively, which would have been included in the Company’s Condensed Consolidated Income Statements under the provisions of APB No. 25 for the three and six months ended June 30, 2006. The expense related to restricted stock units is therefore not considered as part of the impact of the adoption of SFAS 123R for the three and six months ended June 30, 2006 in the following table (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Reported	Effect of Adopting SFAS 123R	As Reported	Effect of Adopting SFAS 123R
Income (loss) from continuing operations	$(683)	$(719)	$709	$(1,549)
Income before income tax expense	$1,370	$(719)	$4,469	$(1,549)
Net income	$765	$(382)	$2,429	$(1,059)
Cash flow from operations	$17,787	$(990)	$28,395	$(2,026)
Cash flow from financing activities	$(5,993)	$990	$495	$2,026
Basic net income (loss) per share	$0.02	$(0.01)	$0.07	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.01)	$0.07	$(0.03)

The income tax benefit recognized in the Condensed Consolidated Income Statements related to stock-based compensation expense was $908,000 and $1,319,000 during the three and six months ended June 30, 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS 123R.

A summary of activities under the Company’s various stock option plans is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in 000’s)			(in 000’s)
Outstanding at January 1, 2006	8,094	$25.91
Granted	—	—
Exercised or settled	(706)	$16.41
Cancelled	(99)	$28.38
Outstanding at June 30, 2006	7,289	$26.80	6.2	$27,014
Exercisable at June 30, 2006	6,849	$27.34	6.1	$24,472

No options were granted during the six months ended June 30, 2006. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2005 was $11.43 and $12.23 per share, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock for in-the-money options at June 30, 2006. During the three months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $4,415,000 and $1,031,000, respectively. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $8,778,000 and $2,022,000, respectively. As of June 30, 2006, $1,284,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a graded vesting basis through 2009.

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2006, $6,508,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized on a straight-line basis over a remaining period of 8 months.

The following table illustrated the changes of the Company’s restricted stock units during the six months ended June 30, 2006:

	Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value
	(in 000’s)
Unvested at January 1, 2006	—	—
Granted	341	$29.21
Vested	—	—
Cancelled	(4)	$29.21
Unvested at June 30, 2006	337	$29.21

Restricted stock units outstanding as of June 30, 2006 will be vested on March 1, 2007. The Company plans to issue new common stock to settle the restricted stock units.

During the three and six months ended June 30, 2006, the Company valued ESPP awards using the Black-Scholes method with the following valuation assumptions:

Expected dividend	0.0%
Risk-free interest rate	5.0%
Expected volatility	52.0%
Weighted-average expected life (in years)	1.4

As of June 30, 2006, $493,000 of total unrecognized compensation cost related to the ESPP is expected to be amortized on a straight-line basis over a weighted-average remaining period of 6 months.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, pro forma net loss information was required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for options granted prior to the Company’s initial public offering in November 1999 was estimated at the date of grant using the minimum value method. Options granted following the Company’s November 1999 initial public offering and prior to the adoption of SFAS 123R had been valued using the Black-Scholes-Merton method with valuation assumptions as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Stock Options	ESPP	Stock Options	ESPP
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	2.2%	3.8%	2.2%
Expected volatility	56.0%	45.0%	56.0%	45.0%
Expected life (in years)	3.5	0.5	3.5	0.5

Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss):

As reported	$386	$2,088

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	88	138

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,420)	(13,139)
Pro forma	$(1,946)	$(10,913)

Basic net income (loss) per share:
As reported	$0.01	$0.06
Pro forma	$(0.06)	$(0.34)

Diluted net income (loss) per share:
As reported	$0.01	$0.06
Pro forma	$(0.06)	$(0.34)

3.     Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and restricted stock units. The computation of the weighted average number of shares outstanding for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average shares used in computing basic net income per share	33,722	32,647	33,533	32,587
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	1,078	1,690	1,156	1,713
Weighted-average shares used in computing diluted net income per share	34,800	34,337	34,689	34,300

Options to purchase 3,007,000 and 4,203,000 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended June 30, 2006 and 2005, respectively, because all such securities are anti-dilutive for the respective periods. The Company also excluded options to purchase 2,996,000 and 4,203,000 shares of common stock from the calculation of diluted net income per share for the six months ended June 30, 2006 and 2005, respectively, for the same reason.

4.     Related Party Transactions

As of June 30, 2006, the Company owns a minority interest in Ilypsa, Inc. The Company accounts for its ownership interest in Ilypsa on the cost method as the Company does not have the ability to exert significant influence on the strategic, operating, investing, and financing activities of Ilypsa. Ilypsa has licensed software from the Company. The software support revenue from Ilypsa reported by the Company for the three months ended June 30, 2006 and 2005 amounted to $47,000 and $45,000, respectively, and has been classified as service revenue in the Condensed Consolidated Income Statements. The software support revenue from Ilypsa reported by the Company for the six months ended June 30, 2006 and 2005 amounted to $92,000 and $90,000, respectively. As of June 30, 2006, the Company recorded approximately $5,000 of other receivables and $90,000 of deferred revenue related to Ilypsa. As of December 31, 2005, the amount receivable from Ilypsa was approximately $5,000.

In March 2005, the Company entered into a Collaborative Development and License Agreement and on December 19, 2005, the Company entered into an Alliance Agreement, each with Intermolecular, Inc. Under the agreements, the two companies will work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party is bearing its own expenses. Thomas Baruch, one of the Company’s board members, is a director of Intermolecular, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular, Inc. Dr. W. Henry Weinberg, one of Symyx’s executive officers, is a scientific advisory board member of Intermolecular, Inc. As of June 30, 2006, the Company recorded $27,000 of deferred revenue from Intermolecular, and as of December 31, 2005, $88,000 of accounts receivable, related to Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. Thomas Baruch, one of the Company’s board members, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra, Inc. During the three and six months ended June 30, 2006, the Company recognized revenue in the amounts of $307,000 and $614,000, respectively, from providing research services to Solyndra, Inc. As of June 30, 2006 the Company had recorded $202,000 of accounts receivable from Solyndra and as of December 31, 2005, $132,000 of deferred revenue related to Solyndra.

5.     Comprehensive Income

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$765	$386	$2,429	$2,088

Other comprehensive income:
Unrealized gains on available-for-sale securities	113	193	227	123
Foreign currency translation adjustments	(2)	(17)	(9)	(18)
Other comprehensive income	111	176	218	105
Comprehensive income	$876	$562	$2,647	$2,193

The components of accumulated other comprehensive loss, net of tax, at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
Unrealized losses on available-for-sale securities	$(30)	$(257)
Foreign currency translation adjustments	(50)	(41)
Accumulated other comprehensive loss	$(80)	$(298)

Unrealized losses on available-for-sale securities by duration and fair value of investments are as follows (in thousands):

	June 30, 2006		December 31, 2005
	Unrealized Losses	Related Fair Value of Investments	Unrealized Losses	Related Fair Value of Investments
Less than 12 months	$(60)	$59,239	$(261)	$85,446
12 months or greater	(16)	9,384	(27)	12,059
Total	$(76)	$68,623	$(288)	$97,505

At June 30, 2006, unrealized losses of $76,000 were related to 26 investments in U.S. corporate debt securities. Unrealized losses are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent other-than-temporary impairments as of June 30, 2006.

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

The Company allocates research personnel time to each collaboration arrangement on a full-time-equivalent basis but does not allocate actual research and development expenses to each collaboration or business segment.  The Company does not assess segment performance below the revenue level or allocate sales, general and administrative expenses or assets to the individual segments and, therefore, financial performance including depreciation and amortization and capital expenditures is not reported on a segment basis.

Revenue is disaggregated into:

•      Research Collaborations – research services on behalf of collaborative partners

•      Symyx Tools – sale of select laboratory systems and associated software and intellectual property

•      Symyx Software – license of ELN, lab execution and experiment analysis software and provision of associated support, maintenance, and consulting services

•      Materials and Intellectual Property (“Materials and IP”) Licensing – license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s industry collaborations

•      Symyx Sensors – development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Three Months Ended June 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,486	$—	$2,491	$12,977
Symyx Tools	1,150	5,233	10	6,393
Symyx Software	2,820	—	4,297	7,117
Materials and IP Licensing	—	—	1,508	1,508
Symyx Sensors	169	—	260	429
Total	$14,625	$5,233	$8,566	$28,424

	Three Months Ended June 30, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,603	$—	$2,520	$13,123
Symyx Tools	802	4,351	7	5,160
Symyx Software	1,493	—	1,586	3,079
Materials and IP Licensing	—	—	1,770	1,770
Symyx Sensors	544	—	376	920
Total	$13,442	$4,351	$6,259	$24,052

	Six Months Ended June 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$20,737	$—	$4,991	$25,728
Symyx Tools	1,932	10,396	18	12,346
Symyx Software	5,083	—	7,637	12,720
Materials and IP Licensing	—	—	3,523	3,523
Symyx Sensors	650	—	523	1,173
Total	$28,402	$10,396	$16,692	$55,490

	Six Months Ended June 30, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$21,484	$—	$4,916	$26,400
Symyx Tools	1,628	7,030	10	8,668
Symyx Software	2,608	—	2,936	5,544
Materials and IP Licensing	—	—	3,315	3,315
Symyx Sensors	1,110	—	523	1,633
Total	$26,830	$7,030	$11,700	$45,560

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	$25,616	$21,615	$49,524	$40,521
Japan	1,040	841	2,571	1,574
Europe	1,768	1,596	3,395	3,465
Total	$28,424	$24,052	$55,490	$45,560

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

		June 30, 2006			December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,153)	$977	$3,130	$(2,007)	$1,123
Trade name	1	1,140	(978)	162	1,140	(493)	647
Developed technology	4.5	10,720	(3,598)	7,122	10,720	(2,406)	8,314
Customer relationships	6.5 – 7	5,200	(1,234)	3,966	5,200	(837)	4,363
Total intangibles		$20,190	$(7,963)	$12,227	$20,190	$(5,743)	$14,447

In the three months ended June 30, 2006 and 2005, the Company recorded amortization expenses of intangible assets of $1,110,000 and $932,000, respectively. In the six months ended June 30, 2006 and 2005, the Company recorded amortization expenses of intangible assets of $2,220,000 and $1,699,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be approximately $1,896,000 in the remainder of 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, $795,000 in 2010 and $390,000 thereafter.

8.     Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s year-to-date effective income taxes rate is as follows:

	Six Months Ended June 30,
	2006	2005
Federal statutory rate	35%	35%
State taxes, net of federal impact	6%	6%
Permanent difference related to IPR&D	—	10%
Permanent difference related to stock-based compensation	6%	—
Other individually immaterial items	(1)%	(1)%
Total effective income tax rate	46%	50%

9.     Stock Repurchase Program

On April 18, 2006, the Board of Directors of the Company adopted a program to repurchase up to an aggregate of $30,000,000 of value of the shares of the Company’s issued and outstanding common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of taking advantage of the Company’s cash position to repurchase shares of its common stock to maximize long-term value for its stockholders. As of June 30, 2006, the Company purchased 652,179 shares of its common stock at a weighted-average per share price of $24.08. In July 2006, the Company completed its $30 million stock repurchase program by repurchasing additional 597,127 shares of its common stock at a weighted-average per share price of $23.94. All the shares of common stock repurchased by the Company were immediately retired. See Part II, Item 2, for further information.

10.   Subsequent Events

On July 13, 2006, the Company completed its acquisition of Autodose SA (“Autodose”), a privately-held, Geneva, Switzerland-based maker of precision powder-dispensing equipment.  Under the terms of the agreement, Symyx paid approximately $4.1 million cash, net, to acquire all outstanding shares of Autodose.  In addition, Symyx may pay additional consideration of up to 7.7 million Swiss francs (approximately $6.3 million based on currency exchange rate as of June 30, 2006) contingent on achievement of defined 2007, 2008 and 2009 revenue targets for existing Autodose products and certain new, complementary products under development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion  that all adjustments to condensed consolidated financial statements necessary to present fairly the financial position at June 30, 2006 and results of operations and cash flows for all periods presented have been made; (2) our expectation that certain accounting pronouncements will not have a material impact on our financial statements; (3) our expectation that unrecognized compensation cost related to unvested stock options granted and outstanding will be recognized on a graded vesting basis through 2009; (4) our expectation that unrecognized compensation cost related to unvested restricted stock units granted will be recognized on a straight-line basis over a remaining period of 8 months; (5) our expectation that unrecognized compensation cost related to the ESPP will be amortized on a straight-line basis over a weighted average period of 6 months; (6) our expectation that amortization expense of total intangible assets will be approximately $1,896,000 in the remainder of 2006, $3,469,000 in 2007, $3,460,000 in 2008, $2,217,000 in 2009, $795,000 in 2010 and $390,000 thereafter; (7) our expectation that our cash flows and revenue for 2006 will be comprised in large part of payments to be made and revenue to be recognized under research and development collaborations together with product sales and license fees and royalties; (8) our continued development of high-throughput technologies for discovery of new materials; (9) our offer of an expanding line of Symyx Tools; (10) the expansion of Symyx Software; (11) the continued advancement of our list of discovered materials; (12) our belief that we are well positioned to capitalize on our investments in technology, instrumentation, and software; (13) the possibility that we may pay an additional 7.7 million Swiss francs contingent on achievement of defined 2007, 2008 and 2009 revenue targets for existing Autodose products and certain new, complementary products under development; (14) our expectation that the cost of products sold will be driven by the variability of product mix and sales volume in each period, will fluctuate from period to period, and will be affected by the adjustment of the warranty expense accrual related to the previous sales; (15) our expectation that we will continue to devote substantial resources to research and development; (16) our expectation that sales, general and administrative expenses will increase in absolute dollar amounts as we increase headcount to support the growth in our business, add to and improve our existing laboratory and engineering facilities, and incur escalating costs related to being a public company; (17) our anticipation that interest income in 2006 will be greater than 2005; (18) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for at least the next 12 months; (19) our expectation that we will recognize committed but unrecognized revenue of approximately $60 million in the remainder of 2006 and that we have approximately $151 million in revenue backlog to be realized in 2007 and beyond; (20) our expectation that we will satisfy our outstanding obligations under our principal commitments as they become due over the next ten years; (21) our intention to augment the committed revenue base with new and extended collaborations, new tool sales, and new intellectual property and software licenses; (22) our anticipation that we will be able to utilize income tax benefit from stock options in our 2006 income tax return; (23) our expectation that we will meet the commitment set forth in the Collaborative Development and License Agreement with Intermolecular; (24) our expectation that the ultimate costs to resolve any litigation that we may become a party to will not have a material adverse effect on our financial position; (25) our belief that we carry adequate insurance protection; (26) our expectation that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial amount of our revenues; (27) our anticipated growth; (28) our expectation that our quarterly results of operations will fluctuate; and (28) our intention to continue to expand our international presence.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors.” Such factors include but are not limited to the following:  the market may not accept our products and services;  we may lose one or more of our major customers or partners;  we have concentrated reliance on certain major collaborators to successfully commercialize products;  we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; the pace, quality or number of our discoveries of new materials may be inadequate; our inability to compete with the greater financial, marketing, technical, and customer service capabilities of our competitors; uncertainties as to patent protection and litigation; our future growth strategy, including impact of acquisitions, mergers, or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies is unsuccessful; lack of investment income to support expanding operations; exposure to unanticipated income tax liabilities; a limited customer base; our inability to develop successful collaborative relationships in the future; our inability to recruit and retain personnel who can contribute to the success of our business;  assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors, or fraud; unanticipated fluctuations in exchange rates; inadequate cash resources available to satisfy our current needs and future obligations; general economic conditions in the United States and in major European and Asian markets; unanticipated compliance requirements related to the establishment of international operations; exposure to risks associated with export sales and operations; future competition from new market entrants; exposure to claims outside our insurance coverage; miscalculations in the assessment of our amortization calculations; and natural disasters, power failures, and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx as of the filing date hereof, and Symyx assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company’s Reports on Form 10-K and other Securities and Exchange Commission (“SEC”)  filings, as well as those risk factors as set forth in Part II, Item 1A herein.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Our revenue and cash flows from operations have come from research collaborations, sale and support of laboratory systems, and licensing of software, discovered materials, sensors, and intellectual property. We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical, energy, electronics, pharmaceutical, and other industries. We expect that our cash flows and revenue for 2006 will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product sales and license fees and royalties.

Since our inception, we have invested heavily in establishing the technology, laboratory systems, and software necessary to transform traditional research and development and pursue high-throughput discovery of materials. Through our Research Collaborations and our own internal research, we continue to develop and apply high-throughput technologies for discovery of new materials. Our list of discovered materials continues to advance, including catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and specialized materials for electronics applications. We apply our expertise in high-throughput research technologies to offer an expanding line of Symyx Tools to enable improved research and development execution in our customers’ labs. Symyx Software continues to expand, offering our customers an integrated research and development execution and decision support system. We believe we are now well positioned to capitalize on these investments.

In the three months ended June 30, 2006, our revenue increased 18% to $28.4 million from $24.1 million for the same period in 2005. In the six months ended June 30, 2006, our revenue increased 22% to $55.5 million from $45.6 million for the same period in 2005. These increases resulted largely from an increase in software license fees together with increased product sales revenue.

For the three months ended June 30, 2006, we had loss from operations of $0.7 million, compared to $0.4 million income from operations for the same period in 2005. Included in the loss from operations for the three months ended June 30, 2006 were $3.1 million of stock-based compensation discussed below and $1.0 million of amortization of intangible assets associated with acquisitions. Included in the income from operations for the three months ended June 30, 2005 were a $1.6 million in-process research and development charge and $0.9 million of amortization of intangible assets associated with acquisitions.

For the six months ended June 30, 2006 and 2005, we had income from operations of $0.7 million and $2.5 million, respectively. Included in the income from operations for the six months ended June 30, 2006 were $4.7 million of stock-based compensation and $2.1 million of amortization of intangible assets associated with acquisitions. Included in the income from operations for the six months ended June 30, 2005 were a $1.6 million in-process research and development charge and $1.6 million of amortization of intangible assets associated with acquisitions.

Our net income for the three months ended June 30, 2006 and 2005 was $765,000 and $386,000, respectively. Our net income for the six months ended June 30, 2006 and 2005 was $2.4 million and $2.1 million, respectively. Despite that we had lower income from operations in 2006, our net income for the three and six months ended June 30, 2006 was greater than those in the respective periods of 2005 primarily due to the greater interest income in 2006.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. We analyzed our stock-based compensation strategies prior to the adoption of SFAS 123R and made the decision to grant restricted stock units rather than stock options to our employees and non-employee directors in 2006.

To avoid stock-based compensation expenses under SFAS 123R, on two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of our Board of Directors approved amendments to the terms of outstanding options to purchase shares of our common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of Symyx on such date. The first occasion was on September 13, 2005, when we amended the terms of outstanding options to purchase approximately 251,000 shares of our common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when we amended the terms of outstanding options to purchase approximately 159,000 shares of our common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of our various stock plans. No options held by our executive officers or members of our Board of Directors were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the Condensed Consolidated Income Statements for the three and six months ended June 30, 2006.

We recognized stock-based compensation expense of $3.1 million and $4.7 million, respectively, during the three and six months ended June 30, 2006. Stock-based compensation expense recognized in our results of operations for the three and six months ended June 30, 2006 were as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of Goods Sold	$44	$61
Research and development	1,478	2,201
Sales, general and administrative	1,571	2,429
Total	$3,093	$4,691

Included in the above amounts are expenses related to restricted stock units of $2.4 million and $3.1 million, respectively, which would have been included in our Condensed Consolidated Income Statements for the three and six months ended June 30, 2006 under the provisions of APB No. 25. The expenses related to restricted stock units are therefore not considered as part of the impact of the adoption of SFAS 123R for the three and six months ended June 30, 2006 in the following table (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Reported	Effect of Adopting SFAS 123R Included	As Reported	Effect of Adopting SFAS 123R Included
Income (loss) from continuing operations	$(683)	$(719)	$709	$(1,549)
Income before income tax expense	$1,370	$(719)	$4,469	$(1,549)
Net income	$765	$(382)	$2,429	$(1,059)
Cash flow from operations	$17,787	$(990)	$28,395	$(2,026)
Cash flow from financing activities	$(5,993)	$990	$495	$2,026
Basic net income (loss) per share	$0.02	$(0.01)	$0.07	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.01)	$0.07	$(0.03)

In accordance with SFAS 123R, stock-based compensation expenses recognized in the Condensed Consolidated Income Statements for the three and six months ended June 30, 2006 were based on awards ultimately expected to vest. The forfeiture rate was estimated to be between 0% and 10% based on historical turnover rates of different groups of employees. The forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the period prior to 2006, we accounted for forfeitures as they occurred.

As of June 30, 2006, we have the following unrecognized compensation costs: a) $1,284,000 related to unvested stock options granted and outstanding expected to be amortized on a graded vesting basis through 2009; b) $6,508,000 related to unvested restricted stock units granted expected to be amortized on a straight-line basis over a remaining period of 8 months; and c) $493,000 related to our Employee Stock Purchase Plan (“ESPP”) expected to be amortized on a straight-line basis over a weighted-average remaining period of 6 months.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are used for, but not limited to, revenue recognition, recognizing stock-based compensation, establishing the warranty expense accrual, establishing slow-moving, obsolete and excess inventory reserves, determining when technical feasibility for our software products has been achieved, and determining the useful life of intangible assets. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue among the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

Service revenue consists of research and development funding received from collaborative partners as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for Symyx Tools, comprising hardware, associated software and intellectual property licenses and consumables. Royalties and license fees include fees for licensing of our software, intellectual property, proprietary materials and technology license payments, and royalties on laboratory systems and software sold under license by third parties.

Service Revenue

We recognize revenue from research collaboration agreements, software consulting agreements, and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

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

Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. Our software licenses may provide for technical support, bug fixes, and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in our financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date. Deferred compensation for options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes: (a)  ESPP awards with offering periods commencing, and stock options granted, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 2 of the Notes to the Consolidated Financial Statements, “Stock-Based Benefit Plans,” for further details.

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

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standard No. 2, Accounting for Research and Development Costs (“SFAS 2”), and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense our software development costs when incurred.

Inventories

We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of the Notes to Consolidated Financial Statements, the amortization expense of intangibles for the three and six months ended June 30, 2006 would have been increased by $0.2 million and $0.4 million, respectively. We conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

Results of Operations

Revenue

Our total revenue for the three months ended June 30, 2006 increased 18% to $28.4 million compared to $24.1 million from the same period in 2005. Our total revenue for the six months ended June 30, 2006 increased 22% to $55.5 million compared to $45.6 million from the same period in 2005. These increases were primarily due to the increase in Symyx Tools sales and in Software license fees.

Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (as a percentage of total revenue in respective periods):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	90%	90%	89%	89%
Japan	4%	3%	5%	3%
Europe	6%	7%	6%	8%
Total	100%	100%	100%	100%

The following table lists our major customers for the three and six months ended June 30, 2006 and 2005 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
ExxonMobil	31%	35%	37%	37%
The Dow Chemical Company	31%	26%	27%	28%
Total	62%	61%	64%	65%

We segregate revenue by the following segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Change over Previous Year	2005	2006	Change over Previous Year	2005
Research Collaborations	$12,977	(1)%	$13,123	$25,728	(3)%	$26,400
Symyx Tools	6,393	24%	5,160	12,346	42%	8,668
Symyx Software	7,117	131%	3,079	12,720	129%	5,544
Materials and IP Licensing	1,508	(15)%	1,770	3,523	6%	3,315
Symyx Sensors	429	(53)%	920	1,173	(28)%	1,633
Total	$28,424	18%	$24,052	$55,490	22%	$45,560

Research Collaborations Revenue

The Research Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The decrease in Research Collaborations revenue for the three and six months ended June 30, 2006 from the same periods in 2005 resulted primarily from decreased funding received in 2006 due to the expiration of our collaboration with British Petroleum.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools comprising hardware, associated software and intellectual property.

Symyx Tools revenue for the three months ended June 30, 2006 was mainly attributable to the sale of four Symyx Tools, one to a chemical company, two to pharmaceutical companies, and one to an academic institution in Europe. Symyx Tools revenue for the three months ended June 30, 2005 was mainly attributable to the sale of three Symyx Tools to chemical and pharmaceutical companies and one modular Symyx Tools system to a Japanese pharmaceutical company. Due to the wide range in the complexity of our Symyx Tools, the revenue from each of the system varies. The increase of Symyx Tools revenue in the three months of 2006 over the same period in 2005 was due to selling more complex systems in 2006 and generating more revenue from providing service and support on the systems we sold previously.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from the licensing of ELN and lab execution and analysis software and provision of associated support, maintenance, and consulting services.

Symyx Software revenue increased significantly in the three months ended June 30, 2006 over the same period of 2005 due primarily to the increase in the number of software licensees, together with software integration services provided to a major pharmaceutical company. In the three months ended June 30, 2005, Symyx Software revenue consisted primarily of license fees received under the alliances with ExxonMobil and The Dow Chemical Company. In the three months ended June 30, 2006, while continuing our software revenue under the alliances with ExxonMobil and The Dow Chemical Company, we also generated significant software license and service revenue from a number of major pharmaceutical companies.

Materials and IP Licensing Revenue

The Materials and IP Licensing group generates revenue primarily from licensing fees received from the licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

The decrease in Materials and IP Licensing revenue for the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to the timing of payments received from UOP LLC. In 2006 we received the payment from UOP LLC in the first quarter.  The increase in Materials and IP Licensing revenue for the six months ended June 30, 2006 over the same period in 2005 was primarily due to the timing of royalty payments received from The Dow Chemical Company.

Symyx Sensors Revenue

The Symyx Sensors group offers development services and licenses for specific applications to our sensor technology with primary focus on application for transportation markets. The decrease in Symyx Sensors revenue in the three months ended June 30, 2006 compared to the same period in 2005 was due to the conclusion of two small applications in non-transportation fields.

Cost of Products Sold

Cost of products sold was $2.5 million, or 47% of product sales revenue for the three months ended June 30, 2006, compared to $2.0 million, or 45% of product sales for the same period in 2005. Included in the cost of products sold for the three months ended June 30, 2006 was a favorable adjustment of $350,000 for selling previously reserved inventory. Cost of products sold was $4.6 million, or 44% of product sales revenue for the six months ended June 30, 2006, compared to $3.3 million, or 47% of product sales for the same period in 2005. The fluctuations in the cost of products sold were due to the change in the product mix shipped in the respective periods.

The cost of products sold will be driven by changes in product mix and sales volume in future periods. The cost of products sold as a percentage of product sales is expected to fluctuate from period to period because the majority of our Symyx Tools are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as a prototype, the development costs incurred prior to the commercial build are expensed as development costs, which results in a lower cost of products sold and higher margin in the quarter in which revenue for such a system is recognized.

The cost of products sold will also be affected by the adjustment of the warranty expense accrual related to the previous sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. For the six months ended June 30, 2006 and 2005, we recorded favorable adjustments to the cost of products sold of $52,000 and $127,000, respectively.

Other Operating Expenses

	Three Months Ended June 30,
	2006			2005
	Amount	As a Percentage of Total Revenue	Change over Previous Year	Amount	As a Percentage of Total Revenue
	(in 000’s)			(in 000’s)
Research and development	$16,717	59%	33%	$12,542	52%
Sales, general and administrative	8,885	31%	33%	6,660	28%
Acquired in-process research and development	—	—	(100)%	1,590	7%
Amortization of intangible assets arising from business combinations	1,037	4%	21%	859	4%
Total operating expenses	$26,639	94%	23%	$21,651	91%

	Six Months Ended June 30,
	2006			2005
	Amount	As a Percentage of Total Revenue	Change over Previous Year	Amount	As a Percentage of Total Revenue
	(in 000’s)			(in 000’s)
Research and development	$31,504	57%	31%	$23,981	53%
Sales, general and administrative	16,653	30%	32%	12,596	28%
Acquired in-process research and development	—	—	(100)%	1,590	3%
Amortization of intangible assets arising from business combinations	2,074	4%	34%	1,553	3%
Total operating expenses	$50,231	91%	26%	$39,720	87%

Research and Development Expenses

Our research and development expenses consist primarily of:

•      salaries and other personnel-related expenses;

•      facility costs;

•      supplies; and

•      depreciation of facilities and laboratory equipment.

Total research and development expenses for the three and six months ended June 30, 2006 were $16.7 million and $31.5 million, respectively, an increase of approximately 33% and 31% from the respective periods in 2005. The increases were primarily due to the increase in salaries and other personnel-related expenses for the additional headcount added to meet the needs of our expanded business and the recognition of stock-based compensation expense in 2006.

Research and development expenses represented 59% and 52% of total revenue in the three months ended June 30, 2006 and 2005, respectively. Research and development expenses represented 57% and 53% of total revenue in the six months ended June 30, 2006 and 2005, respectively. The increase in research and development expense as a percentage of total revenue in 2006 was primarily due to the recognition of stock-based compensation expense as a result of adopting SFAS 123R in 2006.

Our core offerings include both collaborative and internal research to discover new materials, the sale and support of laboratory systems, and the licensing of electronic notebook and lab execution and analysis software. Accordingly, we expect to continue to devote substantial resources to research and development.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first six months of 2006, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Projects funded by collaboration partners	69%	72%	69%	73%
Projects funded internally:
Software development	23%	23%	23%	22%
Tools development	1%	1%	1%	1%
Research	7%	4%	7%	4%
Total	100%	100%	100%	100%
Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, sales, legal, general management, finance, and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended June 30, 2006 were $8.9 million, an increase of 33% from $6.7 million for the same period in 2005. Sales, general and administrative expenses for the six months ended June 30, 2006 were $16.7 million, an increase of 32% from $12.6 million for the same period in 2005. The increases are primarily due to the recognition of stock-based compensation as well as increased salary and sales-related expenses resulting from additional sales force headcount. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•       increase headcount to support the growth in our business;

•       add to and improve our existing facilities; and

•       incur escalating costs related to being a public company, such as increasing professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Sales, general and administrative expenses represented 31% and 28% of total revenue for the three months ended June 30, 2006 and 2005, respectively. Sales, general and administrative expenses represented 30% and 28% of total revenue for the six months ended June 30, 2006 and 2005, respectively. The increases in sales, general and administrative expenses as a percentage of total revenue from 2005 to 2006 is primarily due to the recognition of stock-based compensation expense in 2006.

Acquired In-Process Research and Development

In April 2005, we acquired Synthematix, Inc. (“Synthematix”) in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.6 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the Synthematix acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 2005.

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem, Inc. (“IntelliChem”) in November 2004 and Synthematix in April 2005, we recorded $17.1 million of intangible assets (See Note 7 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. For the three months ended June 30, 2006 and 2005, we recorded $1.0 million and $0.9 million, respectively, of amortization expense related to these acquisitions. Amortization expense for the six months ended June 30, 2006 and 2005 was $2.1 million and $1.6 million, respectively.

Interest and Other Income

Interest and other income for the three months ended June 30, 2006 was $2.1 million, consisting principally of interest income. Interest income represents interest earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income of $0.9 million for the three months ended June 30, 2005, interest income for the same period in 2006 increased due to the impact of higher average interest rates in 2006 as well as an aggregate increase in cash, cash equivalents, and available-for-sale securities. We anticipate that our interest income in 2006 will be greater than 2005 due to the impact of interest rate increases and as our positive cash flows from operating and financing activities continue to increase our average investment balance.

Provision for Income Taxes

We recorded income tax expense of $0.6 million and $0.9 million for the three month periods ended June 30, 2006 and 2005, respectively. The effective tax rate was 44% and 71%, respectively, for the three month periods ended June 30, 2006 and 2005. The effective tax rate was 46% and 50%, respectively, for the six month periods ended June 30, 2006 and 2005. Excluding the impact of the charge for in-process research and development of $1.6 million, which is not deductible for federal tax purposes but deductible for California tax purposes after we filed a Section 338 election, our effective income tax rate would have been 40% for both the three and six month periods ended June 30, 2005. The effective tax rate for 2006 is higher than our statutory rate due to the non-deductibility of certain stock-based compensation expenses being recorded in accordance with SFAS 123R.

Recent Accounting Pronouncements

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

In October 2004, the Financial Accounting Standard Board ratified Emerging Issues Task Force consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF Issue No. 04-10”), which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of Financial Accounting Standard Board (“FASB”) Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined, but early application is permitted. The adoption of EITF Issue No. 04-10 is not expected to have a material impact on our consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective income tax rates, and/or increases in future effective income tax rate volatility.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operating, financing, and investing activities for the six months ended June 30, 2006. At June 30, 2006 we had cash, cash equivalents and available-for-sale securities of approximately $187.2 million, an increase of $18.5 million from December 31, 2005.

As of June 30, 2006, we had no long-term liabilities.

Our operating activities provided $28.4 million and $21.5 million of cash during the six months ended June 30, 2006 and 2005, respectively. The sources of cash for the six month periods were primarily net income before depreciation, amortization and stock-based compensation. The fluctuations from period to period were due primarily to the timing of receipts of payments that are associated with the shipments of Symyx Tools and licenses of Symyx Software together with research payments received in advance of completing the work. As a result of adopting SFAS 123R, $2.0 million excess tax benefits for the six months ended June 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash provided by investing activities during the six months ended June 30, 2006 was $27.6 million. Net cash used in investing activities during the six months ended June 30, 2005 was $24.9 million. While we used $10.2 million on purchase of property and leasehold improvements of our new facility, investing activities still provided net cash flow during the six months ended June 30, 2006 because proceeds from the maturities of available-for-sale securities during the period have been invested in securities that are considered cash equivalents. Cash used in investing activities in the six months ended June 30, 2005 included $12.8 million net cash paid for the acquisition of Synthematix. Over time, the timing of purchases, sales and maturities of securities and purchases of property and equipment may also cause fluctuations in cash flow from investing activities from period to period.

Financing activities provided cash of $0.5 million and $4.1 million during the six months ended June 30, 2006 and 2005, respectively. Cash inflows from financing activities were primarily the proceeds from the exercise of stock options, the proceeds from our employee stock purchase plan and for the six months ended June 30, 2006, excess tax benefits from stock-based compensation. Cash outflows from financing activities in the six months ended June 30, 2006 consisted of cash used to repurchase $15.7 million worth of our common stock, of which $1.7 million of payments were initiated but not settled as of June 30, 2006. This $1.7 million was recorded in other accrued liabilities as of June 30, 2006.

Our liability for current income tax payable was relatively small at June 30, 2006, as we are anticipating being able to utilize income tax benefits from stock options in 2006.  The income tax benefit from these options is treated as a reduction in current income tax payable and an increase in additional paid in capital, or in some cases, an adjustment to income tax expenses.

Current liabilities as of June 30, 2006 increased by $14.8 million compared to December 31, 2005 primarily due to an increase in deferred revenue, accounts payable and other accrued liabilities, partially offset by a decrease in income tax payable. Deferred revenue increased significantly due to payments received from a major customer.

We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with our existing operations for at least the next 12 months. Nonetheless, we may need to raise additional funds through public or private financing, collaborative relationships, or other arrangements. We cannot provide assurance that additional funding, if sought, will be available on terms favorable to us or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

On April 18, 2006, our Board of Directors adopted a program to repurchase up to an aggregate of $30 million of value of the shares of our issued and outstanding common stock in accordance with Rule 10b-18 under the Exchange Act, for the purpose of taking advantage of our cash position to repurchase shares of our common stock to maximize long-term value of stockholders. As of June 30, 2006, approximately $14.0 million of cash had been used to repurchase our common stock.  In July 2006, we completed the $30 million stock repurchase program. See Part II, Item 2 of this Quarterly Report on 10-Q for further information.

In addition to this stock repurchase program, approximately $4.1 million, net, of our cash was used to acquire Autodose SA, a privately-held, Geneva, Switzerland-based maker of precision powder-dispensing equipment in July 2006.

We may also in the future acquire other businesses or invest in complementary businesses or products, or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $60 million in the remainder of fiscal 2006. We also have approximately $151 million in revenue backlog to be realized in fiscal 2007 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new product sales, and new intellectual property and software licenses.

Commitments

Our principal commitments consisted of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements. As of June 30, 2006 and December 31, 2005, our principal commitments were $21.2 million and $17.7 million, respectively. Our principal commitments increased significantly due primarily to the lease of additional facilities to accommodate the expansion of our business. We expect to satisfy these obligations as they become due over the next ten years.

Future principal commitments as of June 30, 2006 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$13,688	$2,623	$5,004	$3,227	$2,834
Purchase Commitments	7,536	7,536	—	—	—
Total	$21,224	$10,159	$5,004	$3,227	$2,834

Other Commitments

As of June 30, 2006, our committed investments pursuant to the Collaborative Development and License Agreement with Intermolecular, Inc., described in the “Off Balance Sheet Financing and Related Party Transactions” below, were $477,000. We expect to meet these commitments in the next two years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of June 30, 2006, we were not subject to any material pending intellectual property-related litigation for which we were indemnifying a customer.

Contingencies

On May 17, 2006 we filed a complaint against Intematix Corporation (“Intematix”) for patent infringement in the United States District Court for the Northern District of California alleging willful infringement of five patents (the “Original Complaint”). The five patents relate to our proprietary methods for discovering new materials. On May 30, 2006, we amended the Original Complaint to add a claim for a declaratory judgment that we did not misappropriate any trade secret information of Intematix (the “Amended Compliant”). On June 2, 2006, Intematix filed a complaint against us in the California Superior Court for Alameda County alleging trade secret misappropriation and unfair competition (the “Intematix Complaint”). Intematix sought a temporary restraining order (TRO), and made a motion for a preliminary injunction and immediate discovery on their claims. The application for a TRO was denied by the state court, but no rulings were made on the other motions brought by Intematix. On June 26, 2006, the state court granted our motion to stay the state case pending action in the federal case. On the same day Intematix answered our Amended Complaint, and counterclaimed against us, Isy Goldwasser, our president, individually, Intermolecular, Inc. (“Intermolecular”) and David Lazovsky, Intermolecular’s chief executive officer, individually, claiming trade secret misappropriation. Intematix also counterclaimed against us for a declaration of non-infringement of the five patents. On June 30, 2006, we answered Intematix’s counterclaims. On July 25, 2006, the federal court remanded all of the non-patent related claims to state court. We intend to vigorously prosecute the patent infringement case and defend against the trade secret and unfair competition allegations. Although the outcome of such matters is currently not determinable, we do not currently expect that the ultimate costs to resolve such matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2006. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended June 30, 2006 were:

•            Revenue received for software maintenance and support from Ilypsa, Inc. during the three months ended June 30, 2006 amounted to $47,000.

•            On March 17, 2005, we entered into a Collaborative Development and License Agreement and on December 19, 2005, we entered into an Alliance Agreement, with Intermolecular, Inc. Under the agreements, the two companies will work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party is bearing its own expenses. Thomas Baruch, one of our board members, is a director of Intermolecular, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular, Inc. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular, Inc.

•            In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. Thomas Baruch, one of our board members, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra, Inc. During the quarter ended June 30, 2006, we recognized $307,000 of revenue from providing research services to Solyndra, Inc.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2006 we filed a complaint against Intematix Corporation (“Intematix”) for patent infringement in the United States District Court for the Northern District of California alleging willful infringement of five patents (the “Original Complaint”).  The five patents relate to our proprietary methods for discovering new materials.  On May 30, 2006, we amended the Original Complaint to add a claim for a declaratory judgment that we did not misappropriate any trade secret information of Intematix (the “Amended Compliant”).  On June 2, 2006, Intematix filed a complaint against us in the California Superior Court for Alameda County alleging trade secret misappropriation and unfair competition (the “Intematix Complaint”).  Intematix sought a temporary restraining order (TRO), and made a motion for a preliminary injunction and immediate discovery on their claims.   The application for a TRO was denied by the state court, but no rulings were made on the other motions brought by Intematix. On June 26, 2006, the state court granted our motion to stay the state case pending action in the federal case.  On the same day Intematix answered our Amended Complaint, and counterclaimed against us, Isy Goldwasser, our president, individually, Intermolecular, Inc. (“Intermolecular”) and David Lazovsky, Intermolecular’s chief executive officer, individually, claiming trade secret misappropriation.  Intematix also counterclaimed against us for a declaration of non-infringement of the five patents.  On June 30, 2006, we answered Intematix’s counterclaims.  On July 25, 2006, the federal court remanded all of the non-patent related claims to state court.  We intend to vigorously prosecute the patent infringement case and defend against the trade secret and unfair competition allegations. Although the outcome of these matters is currently not determinable, we do not currently expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 31% each of our total revenue in the quarter ended June 30, 2006. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have an adverse impact on our financial results, which may cause the market price of our common stock to fall.

Failure to integrate our products that we acquired through acquisitions and failure to achieve customer acceptance of the electronic laboratory notebook technology and precision powder-dispensing equipment would harm our revenue and operating results

We acquired IntelliChem. and Synthematix, providers of electronic laboratory notebook software, and more recently, Autodose, a provider of precision powder-dispensing equipment. Our success is partially dependent on our ability to successfully integrate the software and technologies we acquired in these acquisitions with our existing software and technology and with each other. If this integration is not successful or if the integrated products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution, or market shifts, it will have a material adverse effect on our revenues and operating results.

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team

We have completed three acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill that is deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings, or business synergies that we anticipate. The time, capital management, and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

•      secure new Symyx Tools customers; and

•      add additional licensees of our software, discovered materials, sensors, and intellectual property.

Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, pharmaceutical and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. A failure to achieve the necessary customer acceptance and extend current collaborations and add new ones, secure new Symyx Tools customers, and add additional licensees of our software, discovered materials, sensors, and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

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

We are dependent on the research and development activities of companies in the chemical, energy, electronics, pharmaceutical, and other industries, and declines or reductions in research and development activities in these industries could harm our business

The market for our discovery services, systems, and software within the chemical, energy, electronics, pharmaceutical, and other industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, energy, electronics, pharmaceutical, and other companies. These contracts generally expire after a fixed period of time, for example, the expiration of our collaborative arrangement with BP. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

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

We cannot predict the pace, quality, or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenues and harm our business

Our future revenues and profitability are dependent upon our ability to achieve discoveries, whether through collaborations with customers or through our own proprietary research, which our partners or we choose to commercialize. Because of the inherently uncertain nature of research activities, we cannot predict with a high level of precision the pace with which we may generate discoveries or the quality of any discoveries that we may generate. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries that we would expect to generate from a given number of experiments, or any discoveries at all. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenues from our research collaborations and from commercialization of our discovered materials would likely decline and harm our business and operating results.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

We conduct research programs for our own account and for a number of collaborative partners, and any conflicts between these programs would harm our business

Our strategy includes conducting research programs for our own account as well as for collaborative partners. We believe that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through programs for our own account and through programs funded by a collaborator, or through programs funded by different collaborators. However, conflicts between a collaborator and us, or between or among collaborators, could potentially arise. In this event, we may become involved in a dispute with our collaborators regarding the material. Disputes of this nature could harm the relationship between us and our collaborators, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships and cause our revenues and operating results to decline.

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

If we are unable to continue to build the infrastructure to support Symyx Tools and intellectual property and software licensing, or if the sales or build cycles for Symyx Tools systems or software licensing lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

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

We rely upon trade secret protection for certain of our confidential information. We have taken measures to protect our confidential information. These measures may not provide adequate protection for our trade secrets or other confidential information. For example, we seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

Failure to adequately enforce our intellectual property rights could harm our competitive position and have a material adverse effect on our business

Our success depends on our ability to enforce our intellectual property rights through either litigation or licensing. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing, and obtaining a commercially significant outcome as a result of such infringement. Intellectual property litigation can be successful if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. In addition, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office that challenge the validity of the patents we have obtained there. If we lose part or all of our intellectual property position, whether through litigation or opposition proceedings, our business and operating results may be harmed.

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

Our intellectual property must protect our overall business structure by allowing us to obtain commercially significant results from litigation, including compensation and/or relevant injunctions, without resulting in undue cost and expense. Enforcement of our intellectual property through litigation can result in significant expenses, distractions, and risks that might cause us to lose focus or may otherwise harm our profitability and weaken our intellectual property position. Enforcement proceedings can adversely affect our intellectual property while causing us to spend resources on the enforcement proceedings. As our licensing activities have matured, we have become involved in arbitration and litigation to assert and defend our intellectual property. These matters may become material and more such matters may arise. Successful conclusion of these matters will assist our business, while unsuccessful conclusion of these matters will cost us time and money and possibly loss of rights. Our ability to manage the costs of these proceedings to obtain a successful result cannot be predicted.

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

•      special charges related to acquisitions;

•      the size and timing of internal research and development programs we undertake on an un-funded basis;

•      developments or disputes concerning patent or other proprietary rights;

•      the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

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

•      developments in our industry;

•      changes in our growth rates; and

•      general market conditions, political influences, and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, reduce our profitability and may affect our stock price

We adopted SFAS 123R on January 1, 2006. This statement requires us to treat the value of stock options granted to employees as an expense. The adoption of this statement has reduced the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock-based compensation is an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we continue to reduce the scope of our employee stock programs. We may need to limit the use of stock-based compensation altogether and continue to explore other compensation plans to assist in employee recruitment and retention. As a result of our adoption of SFAS 123R we have made the decision to grant restricted stock units rather than stock options. We cannot determine how investors will view the change in accounting treatment of stock-based compensation and the change in our practices and how these changes may impact our stock price and perception of the value of our company.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations, and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems, and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

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

•      the burdens of complying with a variety of foreign laws; and

•      other factors beyond our control.

We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, terrorism, potential hostilities, changes in diplomatic and trade relationships, and disease outbreaks. Although to date we have not experienced any material adverse effect on our operations as a result of such regulatory, geopolitical, and other factors, we cannot assure investors that such factors will not have a material adverse effect on our business, financial condition, and operating results or require us to modify our current business practices.

Any inability of ours to keep pace with technological advances and evolving industry standards would harm our business

The market for our products is characterized by continuing technological development, evolving industry standards, and changing customer requirements. Due to increasing competition in our field, it is likely that the pace of innovation and technological change will increase. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions, industry standards, or other customer requirements would harm our future revenues and our business and operating results.

We use hazardous materials in our business, and any claims relating to improper handling, storage, or disposal of these materials could subject us to significant liabilities

Our business involves the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal, and storage of these materials. In addition, in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials, we could be subject to civil damages due to personal injury or property damage caused by the release or exposure. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Accordingly, any violation of environmental laws or failure to properly handle, store, or dispose of hazardous materials could result in restrictions on our ability to operate our business and could require us to incur potentially significant costs for personal injuries, property damage, and environmental cleanup and remediation.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment and harm our business

Our facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures, and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. We do not carry earthquake insurance on the property that we own and the insurance we do maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could harm our business and operating results.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 48% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

Provisions of our charter documents may have anti-takeover effects that could prevent a change in our control, even if this would be beneficial to stockholders

Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•      a classified Board of Directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the Board;

•      a provision that prohibits our stockholders from acting by written consent without a meeting;

•      a provision that permits only the Board of Directors, the President or the Chairman to call special meetings of stockholders; and

•      a provision that requires advance notice of items of business to be brought before stockholders meetings.

These provisions can be amended only with the vote of the holders of 66 2/3% of our outstanding capital stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2006, the Board of Directors of the Company adopted a program to repurchase up to an aggregate of $30,000,000 of value of the shares of the Company’s issued and outstanding common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of taking advantage of the Company’s cash position to repurchase shares of its common stock to maximize long-term value for its stockholders. The following table illustrated information related to the repurchase of the Company’s common stock since the inception the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (in 000’s)
May 15, 2006 through May 31, 2006	59,779	$26.64	59,779	$28,407
June 1, 2006 through June 30, 2006	592,400	$23.82	592,400	$14,296
July 1, 2006 through July 31, 2006	597,127	$23.94	597,127	$—
Total	1,249,306	$24.01	1,249,306	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Symyx was held on May 25, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

a)       Our stockholders elected the following persons as Class I directors of Symyx, with votes for and votes withheld listed below for each nominee:

Nominee	Votes For	Votes Withheld
Thomas R. Baruch	30,588,139	1,261,712
Samuel D. Colella	30,732,783	1,117,068
Martin S. Gerstel	31,157,132	692,719

Steven D. Goldby and Edwin F. Gambrell continued their terms as our Class II directors and Kenneth J. Nussbacher and Mario M. Rosati continued their terms as our Class III directors.

b)      Our stockholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm of Symyx Technologies, Inc., for the fiscal year ending December 31, 2006. There were 31,778,327 votes in favor of, and 66,316 votes cast against, the proposal.  There were 5,208 abstentions.

ITEM 5. OTHER INFORMATION

On July 18, 2006, Martin S. Gerstel resigned as a member of the Board of Directors and Anthony R. Muller was appointed by the remaining members of the Board of Directors to fill the vacancy left by Mr. Gerstel’s resignation. On July 25, 2006, Anthony R. Muller was named the chairperson of the Audit Committee of the Board of Directors.

ITEM 6. EXHIBITS

10.1               Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.

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

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: August 4, 2006	/s/ Steven D. Goldby
Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006	/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.