Form 10-Q
period 2006-09-30
SYMYX TECHNOLOGIES INC
filed 2006-11-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

☐Yes ☒ No

As of October 31, 2006, Registrant had outstanding 32,827,073 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Service revenue	$13,689	$14,518	$42,091	$41,348
Product sales	6,947	11,443	17,343	18,473
License fees and royalties	8,897	5,754	25,589	17,454
Total revenue	29,533	31,715	85,023	77,275

Operating expenses:
Cost of products sold	2,141	3,533	6,691	6,863
Research and development	15,687	12,934	47,191	36,916
Sales, general and administrative	8,511	6,619	25,164	19,215
Acquired in-process research and development	1,392	—	1,392	1,590
Amortization of intangible assets arising from business combinations	1,151	919	3,225	2,471
Total operating expenses	28,882	24,005	83,663	67,055

Income from operations	651	7,710	1,360	10,220
Interest and other income, net	1,875	1,172	5,635	2,847
Income before income tax expense	2,526	8,882	6,995	13,067
Income tax expense	1,481	2,964	3,521	5,061
Net income	$1,045	$5,918	$3,474	$8,006

Basic net income per share	$0.03	$0.18	$0.10	$0.24

Diluted net income per share	$0.03	$0.17	$0.10	$0.23

Shares used in computing basic net income per share	32,832	32,970	33,300	32,715

Shares used in computing diluted net income per share	33,704	34,868	34,361	34,489

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$133,968	$70,607
Available-for-sale securities	6,548	98,018
Accounts receivable	12,008	9,852
Inventories	3,978	841
Deferred tax assets, current	4,985	2,739
Interest receivable and other current assets	1,958	3,063
Total current assets	163,445	185,120

Property, plant and equipment, net	31,130	21,756
Goodwill	17,910	17,618
Intangible assets, net	14,656	14,447
Long-term investment	13,500	—
Deferred tax and other assets	3,738	2,471
Total assets	$244,379	$241,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,527	$2,273
Other accrued liabilities	7,926	5,081
Deferred payment to stockholders of acquired business	1,024	—
Accrued compensation and employee benefits	4,689	6,144
Income taxes payable	2,232	3,737
Deferred rent	751	759
Deferred revenue	7,357	4,244
Warranty expense accrual	859	645
Total current liabilities	26,365	22,883

Noncurrent deferred tax liabilities	883	—

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 32,768,145 and 33,194,140 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	33	33
Additional paid-in capital	191,482	196,815
Deferred stock compensation	—	(261)
Accumulated other comprehensive loss	(98)	(298)
Retained earnings	25,714	22,240
Total stockholders’ equity	217,131	218,529
Total liabilities and stockholders’ equity	$244,379	$241,412

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$3,474	$8,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,109	8,110
Amortization of intangible assets arising from business combinations	3,225	2,471
Acquired in-process research and development	1,392	1,590
Stock-based compensation	7,706	278
Gain on sale of plant, property and equipment	—	(20)
Deferred taxes	(2,327)	(622)
Excess tax benefits from stock-based compensation	(2,277)	—
Tax benefit from employee stock options	4,051	—
Net changes in operating assets and liabilities, excluding the impact of business acquisitions:
Accounts receivable	(1,823)	(1,705)
Inventories	(2,142)	178
Interest receivable and other current assets	1,144	1,681
Other long-term assets	(1,134)	289
Accounts payable	(746)	1,733
Other accrued liabilities	2,590	—
Accrued compensation and employee benefits	(1,587)	836
Income taxes payable	(1,709)	4,081
Deferred rent	(8)	20
Deferred revenue	3,074	2,542
Warranty expense accrual	173	(57)
Net cash provided by operating activities	20,185	29,411

Investing activities
Purchase of property, plant and equipment, net	(16,147)	(4,796)
Purchase of available-for-sale securities	(30,585)	(106,810)
Proceeds from maturities of available-for-sale securities	122,282	114,565
Long-term investment	(13,500)	—
Acquisition of a business, net of cash acquired	(4,216)	(12,760)
Net cash provided by (used in) investing activities	57,834	(9,801)

Financing activities
Proceeds from issuance of common stock	13,154	9,267
Repurchase of common stock	(30,000)	—
Excess tax benefits from stock-based compensation	2,277	—
Net cash provided by (used in) financing activities	(14,569)	9,267

Effect of foreign exchange rate changes on cash and cash equivalents	(89)	(28)
Net increase in cash and cash equivalents	63,361	28,849
Cash and cash equivalents at beginning of period	70,607	19,459
Cash and cash equivalents at end of period	$133,968	$48,308

Supplemental disclosure of cash flow information
Income taxes paid	$3,475	$748

Supplemental disclosure of non-cash investing and financing activities
Payable to stockholders of an acquired business	$1,024	$—
Employee stock options assumed in connection with acquisition	$—	$571

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2006 and the consolidated results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Symyx Tools, Inc., incorporated in California, Symyx Technologies International, Inc., incorporated in Delaware, Symyx Software, Inc., incorporated in Oregon, and Symyx Technologies AG and Symyx Technologies Europe SA, both incorporated in Switzerland. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Investments

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such determination as of each balance sheet date.

The Company has classified its investment portfolio in debt securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The estimated fair value amounts have been determined by the Company using available market information.

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

All other investments in equity securities are accounted for under the cost method.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes: (a) employee stock purchase plan (“ESPP”) awards with offering periods commencing, and stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 2 “Stock-Based Benefit Plans” for further details.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”), and other authoritative accounting literature. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance services, and the license of intellectual property. It is possible for the Company’s customers to work with it in multiple areas of its business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue between the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

Service Revenue

The Company recognizes service revenue from research collaboration agreements, software consulting agreements, and support and maintenance agreements as earned based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements specify minimum levels of research effort required to be performed by the Company. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with research collaborations are included in research and development expense. Software consulting agreements specify the number of days of consulting services or the work product to be provided by the Company. Support and maintenance agreements specify the term of the product maintenance and the nature of the services to be provided by the Company during the term. Direct costs associated with software consulting and support and maintenance were immaterial to date and, therefore, were also included in research and development expense.

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

Extended product maintenance contracts, which typically provide both extended warranty coverage and product maintenance services, are separately priced from the product, and are recognized as revenue on a straight-line basis over the term of the coverage. The Company’s product-related software licenses may provide for technical support, bug fixes, and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post contract customer support is deferred and recognized over the term of the contracted support.

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

For software licensed on an annual right to use basis, revenue is recognized on a straight-line basis over the term of the license. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the electronic laboratory notebook (“ELN”) software products that the Company acquired from IntelliChem, Inc. (“IntelliChem”) and Synthematix, Inc. (“Synthematix”)), the perpetual license fee is recognized ratably over the period of the bundled support and maintenance commitment.

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

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of September 30, 2006, the Company was not subject to any material pending intellectual property-related litigation for which it was indemnifying a customer.

Concentration of Revenue

For the three and nine months ended September 30, 2006 and 2005, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
ExxonMobil	$11,709	$14,647	$31,980	$31,448
The Dow Chemical Company	7,831	8,490	23,091	21,402
Total	$19,540	$23,137	$55,071	$52,850

The revenue from the above two customers has been included in the following reportable segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Research Collaborations	$9,819	$9,578	$30,331	$28,602
Symyx Tools	6,521	10,087	13,778	14,108
Symyx Software	2,419	2,435	7,550	6,792
Materials and IP Licensing	781	1,037	3,412	3,348
Total	$19,540	$23,137	$55,071	$52,850

The revenue from the above two customers has been included in the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service revenue	$8,765	$8,327	$27,400	$24,676
Product sales	6,232	9,948	13,009	13,570
License fees and royalties	4,543	4,862	14,662	14,604
Total	$19,540	$23,137	$55,071	$52,850

Inventories

Work-in-process inventory consists of customized Symyx Tools systems in the process of being built. Finished goods inventory consists of customized Symyx Tools systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Work-in-process	$3,756	$841
Finished goods	222	—
Total	$3,978	$841

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

Changes in the Company’s product warranty expense accrual during the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Balance as of January 1	$645	$653
New warranties issued during the period	518	358
Costs incurred during the period on specific systems	(193)	(212)
Changes in liability for pre-existing warranties during the period, including expirations	(111)	(203)
Balance as of September 30	$859	$596

Goodwill

The Company’s goodwill at September 30, 2006 and December 31, 2005 is reported under two business segments as follows (in thousands):

	September 30, 2006	December 31, 2005
Symyx Software	$17,618	$17,618
Symyx Tools	292	—
Total	$17,910	$17,618

Goodwill is tested using a fair-value-based approach for impairment on at least an annual basis or more frequently if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from six months to seven years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate the existence of impairment. All of the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

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

Effect of New Accounting Pronouncements

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

In October 2004, FASB ratified Emerging Issues Task Force consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF Issue No. 04-10”), which provides guidance regarding how an enterprise should evaluate the aggregation criteria in paragraph 17 of FASB Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FASB Statement 131. The effective date of EITF Issue No. 04-10 has not been determined, but early application is permitted. It is expected that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective rates, and/or increases in future effective tax rate volatility, the extent of which has not yet been determined by the Company.

2.     Stock-Based Benefit Plans

The Company has an ESPP that allows employees to purchase its common stock. The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units, of the Company’s common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the board of directors.

Stock Purchase Plan

The Company’s 1999 Stock Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. 44,062 shares were purchased during the nine months ended September 30, 2006. As of September 30, 2006, shares of common stock available for future issue under the ESPP were 1,835,174.

Stock Option Plans

Options are generally granted under the Company’s various stock option plans with exercise prices equal to the fair value of the common stock on the grant date. The options expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The Board of Directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option. In January 2006, the Company also amended its 1997 Stock Plan to permit the grant of restricted stock units. As of September 30, 2006, options to purchase 2,280,366 shares of common stock were available for future grant under these plans.

Impact of SFAS 123R

The Company adopted SFAS 123R, effective January 1, 2006. In accordance with SFAS 123R, stock-based compensation expense recognized in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006 was based on awards ultimately expected to vest. The forfeiture rate was estimated to be between 0% and 10% based on historical turnover rates of different groups of employees. The forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

To avoid stock-based compensation expenses under SFAS 123R, on two separate occasions during the three-month period ended September 30, 2005, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of outstanding options to purchase shares of the Company’s common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of the Company on such date. The first occasion was on September 13, 2005, when the Company amended the terms of outstanding options to purchase approximately 251,000 shares of the Company’s common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when the Company amended the terms of outstanding options to purchase approximately 159,000 shares of the Company’s common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of the Company’s various stock plans. No options held by executive officers or directors of the Company were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006.

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS 123R and made the decision to grant restricted stock units rather than stock options during the three and nine months ended

September 30, 2006. The Company recognized stock-based compensation expenses of $3,015,000 and $7,706,000, respectively, during the three and nine months ended September 30, 2006. Included in these amounts are expenses related to restricted stock units of $2,486,000 and $5,628,000, respectively, which would have been included in the Company’s Condensed Consolidated Income Statements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for the three and nine months ended September 30, 2006. The expense related to restricted stock units is therefore not considered as part of the impact of the adoption of SFAS 123R for the three and nine months ended September 30, 2006 in the following table (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Reported	Effect of Adopting SFAS 123R	As Reported	Effect of Adopting SFAS 123R
Income from continuing operations	$651	$(529)	$1,360	$(2,078)
Income before income tax expense	$2,526	$(529)	$6,995	$(2,078)
Net income	$1,045	$(482)	$3,474	$(1,541)
Cash flow from operations	$(8,210)	$(204)	$20,185	$(1,740)
Cash flow from financing activities	$(15,064)	$251	$(14,569)	$2,277
Basic net income per share	$0.03	$(0.02)	$0.10	$(0.05)
Diluted net income per share	$0.03	$(0.01)	$0.10	$(0.04)

The income tax benefit recognized in the Condensed Consolidated Income Statements related to stock-based compensation expense was $928,000 and $2,247,000, respectively, during the three and nine months ended September 30, 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS 123R.

A summary of activities under the Company’s various stock option plans is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in 000’s)			(in 000’s)
Outstanding at January 1, 2006	8,094	$25.91
Exercised or settled	(779)	$15.69
Cancelled	(161)	$25.85
Outstanding at September 30, 2006	7,154	$27.31	6.0	$18,229
Exercisable at September 30, 2006	6,817	$27.43	5.9	$17,148

No options were granted during the nine months ended September 30, 2006. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2005 was $11.43 and $12.23 per share, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock for in-the-money options at September 30, 2006. During the three months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,074,000 and $4,629,000, respectively. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $9,852,000 and $6,651,000, respectively. As of September 30, 2006, $924,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a graded vesting basis through 2009.

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2006, $4,239,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized on a straight-line basis over the remaining vesting period of 5 to 7 months.

The following table illustrates the changes in status of the Company’s restricted stock units during the nine months ended September 30, 2006:

	Restricted Stock Units
	Shares	Weighted-Average Grant-Date Fair Value
	(in 000’s)
Unvested at January 1, 2006	—	—
Granted	348	$29.09
Vested	—	—
Cancelled	(13)	$28.92
Unvested at September 30, 2006	335	$29.10

Restricted stock units outstanding as of September 30, 2006 will be vested on March 1, 2007. The Company plans to issue new common stock to settle the restricted stock units.

During the three and nine months ended September 30, 2006, the Company valued ESPP awards using the Black-Scholes-Merton method with the following valuation assumptions:

Expected dividend	0.0%
Risk-free interest rate	5.0%
Expected volatility	52.0%
Weighted-average expected life (in years)	1.4

As of September 30, 2006, $308,000 of total unrecognized compensation cost related to the ESPP is expected to be amortized on a straight-line basis over a weighted-average remaining period of 5 months.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, pro forma net income (loss) information was required by Statement of Financial Accounting Standard No. 123 (“SFAS 123”), computed as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for options granted prior to the Company’s initial public offering in November 1999 was estimated at the date of grant using the minimum value method. Options granted following the Company’s November 1999 initial public offering and prior to the adoption of SFAS 123R had been valued using the Black-Scholes method with valuation assumptions as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Stock Options	ESPP	Stock Options	ESPP
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	2.1%	3.8%	2.1%
Expected volatility	53.0%	45.0%	57.3%	45.0%
Expected life (in years)	3.5	0.7	3.5	0.7

Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss):
As reported	$5,918	$8,006

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	195

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,298)	(16,437)
Pro forma	$2,677	$(8,236)

Basic net income (loss) per share:
As reported	$0.18	$0.24
Pro forma	$0.08	$(0.25)

Diluted net income (loss) per share:
As reported	$0.17	$0.23
Pro forma	$0.08	$(0.25)

3.     Earnings Per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and restricted stock units. The computation of the weighted average number of shares outstanding for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average shares used in computing basic net income per share	32,832	32,970	33,300	32,715
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	872	1,898	1,061	1,774
Weighted-average shares used in computing diluted net income per share	33,704	34,868	34,361	34,489

Options to purchase 4,657,000 and 1,977,000 shares of common stock were excluded from the calculation of diluted net income per share for the three months ended September 30, 2006 and 2005, respectively, because all such securities are anti-dilutive for the respective periods. The Company also excluded options to purchase 3,290,000 and 3,381,000 shares of common stock from the calculation of diluted net income per share for the nine months ended September 30, 2006 and 2005, respectively, for the same reason.

4.     Related Party Transactions

As of September 30, 2006, the Company owns a minority interest in Ilypsa, Inc. (“Ilypsa”). The Company accounts for its ownership interest in Ilypsa on the cost method as the Company does not have the ability to exert significant influence on the strategic, operating, investing, and financing activities of Ilypsa. Ilypsa has licensed software from the Company. The software support revenue from Ilypsa reported by the Company for the three months ended September 30, 2006 and 2005 amounted to $48,000 and $45,000, respectively, and has been classified as service revenue in the Condensed Consolidated Income Statements. The software support revenue from Ilypsa reported by the Company for the nine months ended September 30, 2006 and 2005 amounted to $140,000 and

$135,000, respectively. As of September 30, 2006, the Company recorded approximately $5,000 of other receivables and $46,000 of deferred revenue related to Ilypsa. As of December 31, 2005, the amount receivable from Ilypsa was approximately $5,000.

In March 2005, the Company entered into a Collaborative Development and License Agreement and on December 19, 2005, the Company entered into an Alliance Agreement, each with Intermolecular, Inc. (“Intermolecular”). In accordance with the agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party is bearing its own expenses. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of the outstanding shares of Intermolecular. The Company accounts for its ownership interest in Intermolecular using the cost method as the Company can not demonstrate that it has the ability to exercise significant influence over Intermolecular. Thomas Baruch, one of the Company’s board members, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, the Company’s chairman of Board of Directors and chief executive officer, is a director of Intermolecular, Inc. Dr. W. Henry Weinberg, one of the Company’s executive officers, is a scientific advisory board member of Intermolecular. For the three and nine months ended September 30, 2006 and as of September 30, 2006, the Company recognized royalty revenue of $1,000 and had deferred revenue of $27,000 from Intermolecular, respectively. As of December 31, 2005, the Company recorded $88,000 of accounts receivable related to Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, one of the Company’s board members, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During the three and nine months ended September 30, 2006, the Company recognized revenue in the amounts of $307,000 and $921,000, respectively, from providing research services to Solyndra. As of September 30, 2006 the Company had recorded $229,000 of accounts receivable from Solyndra and as of December 31, 2005, $132,000 of deferred revenue related to Solyndra.

5.     Comprehensive Income

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$1,045	$5,918	$3,474	$8,006

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax	62	31	289	155
Foreign currency translation adjustments	(80)	(10)	(89)	(28)
Other comprehensive income (loss)	(18)	21	200	127
Comprehensive income	$1,027	$5,939	$3,674	$8,133

The components of accumulated other comprehensive loss, net of tax, at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
Net unrealized gains (losses) on available-for-sale securities, net of tax	$32	$(257)
Foreign currency translation adjustments	(130)	(41)
Accumulated other comprehensive loss	$(98)	$(298)

Unrealized losses on available-for-sale securities by duration and fair value of investments are as follows (in thousands):

	September 30, 2006			December 31, 2005
	Unrealized Losses		Related Fair Value of Investments	Unrealized Losses	Related Fair Value of Investments
Less than 12 months	$	*	$5,095	$(261)	$85,446
12 months or greater	(3)		3,998	(27)	12,059
Total		$(3)	$9,093	$(288)	$97,505

*    Less than $1,000

At September 30, 2006, unrealized losses of $3,000 were related to 4 investments in U.S. corporate debt securities. Unrealized losses are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent other-than-temporary impairments as of September 30, 2006.

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

•                  Symyx Sensors – development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Three Months Ended September 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$9,884	$—	$2,509	$12,393
Symyx Tools	1,178	6,947	15	8,140
Symyx Software	2,597	—	3,451	6,048
Materials and IP Licensing	—	—	861	861
Symyx Sensors	30	—	2,061	2,091
Total	$13,689	$6,947	$8,897	$29,533

	Three Months Ended September 30, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,972	$—	$2,533	$13,505
Symyx Tools	1,312	11,443	26	12,781
Symyx Software	1,738	—	1,822	3,560
Materials and IP Licensing	1	—	1,182	1,183
Symyx Sensors	495	—	191	686
Total	$14,518	$11,443	$5,754	$31,715

	Nine Months Ended September 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$30,621	$—	$7,500	$38,121
Symyx Tools	3,110	17,343	34	20,487
Symyx Software	7,680	—	11,088	18,768
Materials and IP Licensing	—	—	4,383	4,383
Symyx Sensors	680	—	2,584	3,264
Total	$42,091	$17,343	$25,589	$85,023

	Nine Months Ended September 30, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$32,457	$—	$7,449	$39,906
Symyx Tools	2,940	18,473	37	21,450
Symyx Software	4,346	—	4,757	9,103
Materials and IP Licensing	1	—	4,497	4,498
Symyx Sensors	1,604	—	714	2,318
Total	$41,348	$18,473	$17,454	$77,275

Geographic Area Data

All significant long-lived assets were geographically located in the United States for all periods presented. All revenue is generated in the United States for all periods presented. Revenue is attributed to the following geographic locations based on the physical location of the Company’s customers (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	$27,135	$24,441	$76,659	$64,962
Japan	761	220	3,332	1,794
Netherlands	201	3,463	201	3,463
Europe (excluding Netherlands)	1,436	3,591	4,831	7,056
Total	$29,533	$31,715	$85,023	$77,275

7. Business Combination

On July 13, 2006, the Company completed the acquisition of 100% of the outstanding shares of privately-held Autodose SA (“Autodose”), a Geneva, Switzerland-based maker of precision powder-dispensing equipment. By acquiring Autodose, the Company will be able to offer customers Tools systems that combine Autodose’s powder-handling technology with its existing liquid-handling robotics technology. The acquisition was accounted for using the purchase method. Autodose has since been renamed Symyx Technologies Europe SA and its results of operations have been included in the Company’s consolidated financial statements since that date.

The preliminary purchase price for this acquisition was $7,103,000, consisting of approximately $6,856,000 in cash (including $1,024,000 to be paid to Autodose’s stockholders within 12 months of the date of acquisition) and $247,000 in transaction costs, consisting of legal and other professional service fees, net of foreign currency exchange variance.

The above purchase price was preliminary because additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain 2007, 2008 and 2009 revenue targets by Autodose. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2006.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company preliminarily allocated the purchase price to the tangible assets, liabilities, and intangible assets acquired, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The preliminary purchase price allocation is as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$2,621
In-process research and development	1,392
Customer backlog	144
Trade name	343
Developed technology	2,061
Customer relationships	1,141
Deferred tax liabilities	(894)
Goodwill	295
Total	$7,103

The fair values of Autodose’s net tangible assets as of the acquisition date were (in thousands):

Amount
Cash	$1,863
Accounts receivable, net	333
Inventory	988
Current deferred tax assets	1
Prepaids and other assets	22
Plant, property and equipment	31
Other non-current assets	53
Accounts payable and other accrued liabilities	(255)
Accrued compensation	(132)
Income tax payable	(204)
Warranty expense accrual	(40)
Deferred revenue	(39)
Total	$2,621

Pro forma financial information is not provided because the acquisition did not represent a significant change to the historical results of operations of the Company.

8. Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in the acquisitions of IntelliChem, Synthematix. and Autodose. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. The current useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

		September 30, 2006			December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,226)	$904	$3,130	$(2,007)	$1,123
Trade name	1 -5	1,480	(1,154)	326	1,140	(493)	647
Developed technology	4.5	12,760	(4,278)	8,482	10,720	(2,406)	8,314
Customer backlog	0.5	143	(60)	83	—	—	—
Customer relationships	6.5 – 7	6,330	(1,469)	4,861	5,200	(837)	4,363
Total intangibles		$23,843	$(9,187)	$14,656	$20,190	$(5,743)	$14,447

In the three months ended September 30, 2006 and 2005, the Company recorded amortization expenses of intangible assets of $1,224,000 and $992,000, respectively. In the nine months ended September 30, 2006 and 2005, the Company recorded amortization expenses of intangible assets of $3,444,000 and $2,690,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be approximately $1,101,000 in the remainder of 2006, $4,130,000 in 2007, $4,110,000 in 2008, $2,867,000 in 2009, $1,444,000 in 2010 and $1,003,000 thereafter.

9.     Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s year-to-date effective income tax rate is as follows:

	Nine Months Ended September 30,
	2006	2005
Federal statutory rate	35%	35%
State taxes, net of federal impact	6%	5%
Permanent difference related to IPR&D	7%	3%
Permanent difference related to stock-based compensation	7%	—
Provision to return adjustments	(3)%	(3)%
Other individually immaterial items	(2)%	(1)%
Total effective income tax rate	50%	39%

U.S income taxes were not provided for on undistributed earnings from investments in certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

10. Stock Repurchase Program

On April 18, 2006, the Board of Directors of the Company adopted a program to repurchase up to an aggregate of $30,000,000 of value of the shares of the Company’s issued and outstanding common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, for the purpose of taking advantage of the Company’s cash position to repurchase shares of its common stock to maximize long-term value for its stockholders. During the period from May 2006 to July 2006, the Company completed its $30 million stock repurchase program by repurchasing 1,249,306 shares of its common stock at a weighted-average per share price of $24.01. All the shares of common stock repurchased by the Company were immediately retired. See Part II, Item 2, for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (1) our opinion  that all adjustments to condensed consolidated financial statements necessary to present fairly the financial position at September 30, 2006 and results of operations and cash flows for all periods presented have been made; (2) our expectation that certain accounting pronouncements will not have a material impact on our financial statements; (3) our expectation that unrecognized compensation cost related to unvested stock options granted and outstanding will be recognized on a graded vesting basis through 2009; (4) our expectation that unrecognized compensation cost related to unvested restricted stock units granted will be recognized on a straight-line basis over a remaining vesting period of 5 to 7 months; (5) our expectation that unrecognized compensation cost related to the ESPP will be amortized on a straight-line basis over a weighted average period of 5 months; (6) our expectation that amortization expense of total intangible assets will be approximately $1,101,000 in the remainder of 2006, $4,130,000 in 2007, $4,110,000 in 2008, $2,867,000 in 2009, $1,444,000 in 2010 and $1,003,000 thereafter; (7) our expectation that our cash flows and revenue for 2006 will be comprised in large part of payments to be made and revenue to be recognized under research and development collaborations together with product sales and license fees and royalties; (8) our continued development of high-throughput technologies for discovery of new materials; (9) our offer of an expanding line of Symyx Tools; (10) the expansion of Symyx Software; (11) the continued advancement of our list of discovered materials; (12) our belief that we are well positioned to capitalize on our investments in technology, instrumentation, and software; (13) the possibility that we may pay an additional purchase price consideration of approximately $6,262,000 contingent on achievement of certain 2007, 2008 and 2009 revenue targets by Autodose; (14) our expectation that the cost of products sold will be driven by the variability of product mix and sales volume in each period, will fluctuate from period to period, and will be affected by the adjustment of the warranty expense accrual related to the previous sales; (15) our expectation that we will continue to devote substantial resources to research and development; (16) our expectation that sales, general and administrative expenses will increase in absolute dollar amounts as we increase headcount to support the growth in our business, add to and improve our existing laboratory and engineering facilities, and incur escalating costs related to being a public company; (17) our anticipation that interest income in 2006 will be greater than 2005; (18) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for at least the next 12 months; (19) our expectation that we will recognize committed but unrecognized revenue of approximately $33 million in the remainder of 2006 and that we have approximately $147 million in revenue backlog to be realized in 2007 and beyond; (20) our expectation that we will satisfy our outstanding obligations under our principal commitments as they become due over the next ten years; (21) our intention to augment the committed revenue base with new and extended collaborations, new tool sales, and new intellectual property and software licenses; (22) our anticipation that we will be able to utilize income tax benefit from stock options in our 2006 income tax returns; (23) our expectation that we will meet the commitments set forth in the Collaborative Development and License Agreement and the Alliance Agreement with Intermolecular in the next three years (24) our expectation that the ultimate costs to resolve any litigation that we may become a party to will not have a material adverse effect on our financial position; (25) our belief that we carry adequate insurance protection; (26) our expectation that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial amount of our revenues; (27) our anticipated growth; (28) our expectation that our quarterly results of operations will fluctuate; and (29) our intention to continue to expand our international presence.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors.” Such factors include but are not limited to the following:  the market may not accept our products and services;  we may lose one or more of our major customers or partners;  we have concentrated reliance on certain major collaborators to successfully commercialize products;  we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; the pace, quality or number of our discoveries of new materials may be inadequate; our inability to compete with the greater financial, marketing, technical, and customer service capabilities of our competitors; uncertainties as to patent protection and litigation; our future growth strategy, including impact of acquisitions, mergers, or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies is unsuccessful; lack of investment income to support expanding operations; exposure to unanticipated income tax liabilities; a limited customer base; our inability to develop successful collaborative relationships in the future; our inability to recruit and retain personnel who can contribute to the success of our business;  assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors, or fraud; unanticipated fluctuations in exchange rates; inadequate cash resources available to satisfy our current needs and future obligations; general economic conditions in the United States and in major European and Asian markets; unanticipated compliance requirements related to the establishment of international operations; exposure to risks associated with export sales and operations; future competition from new market entrants; exposure to claims outside our insurance coverage; miscalculations in the assessment of our amortization calculations; and natural disasters, power failures, and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx as of the filing date hereof, and Symyx assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in our Reports on Form 10-K and other Securities and Exchange Commission (“SEC”)  filings, as well as those risk factors as set forth in Part II, Item 1A herein.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the SEC on March 6, 2006 (SEC File No. 000-27765), and in conjunction with information the Company has made available to the public in filings with the SEC subsequent to such Report.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

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

Since our inception, we have invested heavily in establishing the technology, laboratory systems, and software necessary to transform traditional research and development and pursue high-throughput discovery of materials. Through collaborations and our own internal research, we continue to develop and apply high-throughput technologies for discovery of new materials. Our list of discovered materials continues to advance over time, including catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and materials for electronics applications. We apply our expertise in high-throughput research technologies to offer a growing line of Symyx Tools to enable improved research and development execution in our customers’ labs. Symyx Software continues to expand, offering our customers an integrated research and development execution and decision-support system. We believe we are now well positioned to capitalize on these investments.

In the three months ended September 30, 2006, our revenue decreased 7% to $29.5 million from $31.7 million for the same period in 2005, largely due to the shipment of a particularly high-value Symyx Tools system to ExxonMobil in the third quarter of 2005. In the nine months ended September 30, 2006, our revenue increased 10% to $85.0 million from $77.3 million for the same period in 2005. The increase resulted largely from an increase in software license fees.

For the three months ended September 30, 2006, we had income from operations of $0.7 million, compared to $7.7 million income from operations for the same period in 2005. Included in the income from operations for the three months ended September 30, 2006 were $3.0 million of stock-based compensation discussed below, a $1.4 million in-process research and development (“IPR&D”) charge, and $1.2 million of amortization of intangible assets resulting from acquisitions. Included in the income from operations for the three months ended September 30, 2005 was $0.9 million of amortization of intangible assets resulting from acquisitions.

For the nine months ended September 30, 2006 and 2005, we had income from operations of $1.4 million and $10.2 million, respectively. Included in the income from operations for the nine months ended September 30, 2006 were $7.7 million of stock-based compensation, a $1.4 million IPR&D charge, and $3.2 million of amortization of intangible assets resulting from acquisitions. Included in the income from operations for the nine months ended September 30, 2005 were a $1.6 million IPR&D charge and $2.5 million of amortization of intangible assets resulting from acquisitions.

Our net income for the three months ended September 30, 2006 and 2005 was $1.0 million and $5.9 million, respectively. Our net income for the nine months ended September 30, 2006 and 2005 was $3.5 million and $8.0 million, respectively.

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

To avoid stock-based compensation expenses under SFAS 123R, on two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of our Board of Directors approved amendments to the terms of outstanding options to purchase shares of our common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of Symyx on such date. The first occasion was on September 13, 2005, when we amended the terms of outstanding options to purchase approximately 251,000 shares of our common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when we amended the terms of outstanding options to purchase approximately 159,000 shares of our common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of our various stock plans. No options held by our executive officers or members of our Board of Directors were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006.

We recognized stock-based compensation expense of $3.0 million and $7.7 million, respectively, during the three and nine months ended September 30, 2006. Stock-based compensation expense recognized in our results of operations for the three and nine months ended September 30, 2006 were as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of Goods Sold	$41	$102
Research and development	1,300	3,501
Sales, general and administrative	1,674	4,103
Total	$3,015	$7,706

Included in the above amounts are expenses related to restricted stock units of $2.5 million and $5.6 million, respectively, which would have been included in our Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006 under the provisions of APB No. 25. The expenses related to restricted stock units are therefore not considered as part of the impact of the adoption of SFAS 123R for the three and nine months ended September 30, 2006 in the following table (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Reported	Effect of Adopting SFAS 123R Included	As Reported	Effect of Adopting SFAS 123R Included
Income from continuing operations	$651	$(529)	$1,360	$(2,078)
Income before income tax expense	$2,526	$(529)	$6,995	$(2,078)
Net income	$1,045	$(482)	$3,474	$(1,541)
Cash flow from operations	$(8,210)	$(204)	$20,185	$(1,740)
Cash flow from financing activities	$(15,064)	$251	$(14,569)	$2,277
Basic net income per share	$0.03	$(0.02)	$0.10	$(0.05)
Diluted net income per share	$0.03	$(0.01)	$0.10	$(0.04)

In accordance with SFAS 123R, stock-based compensation expenses recognized in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006 were based on awards ultimately expected to vest. The forfeiture rate was estimated to be between 0% and 10% based on historical turnover rates of different groups of employees. The forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the period prior to 2006, we accounted for forfeitures as they occurred.

As of September 30, 2006, we have the following unrecognized compensation costs: a) $924,000 related to unvested stock options granted and outstanding expected to be amortized on a graded vesting basis through 2009; b) $4,239,000 related to unvested restricted stock units granted expected to be amortized on a straight-line basis over the remaining vesting period of 5 to 7 months; and c) $308,000 related to our Employee Stock Purchase Plan (“ESPP”) expected to be amortized on a straight-line basis over the weighted-average remaining period of 5 months.

Business Acquisition on July 13, 2006

On July 13, 2006, We completed the acquisition of 100% of the outstanding shares of privately-held Autodose SA (“Autodose”), a Geneva, Switzerland-based maker of precision powder-dispensing equipment. By acquiring Autodose, we will be able to offer customers Tools systems that combine Autodose’s powder-handling technology with our existing liquid-handling robotics technology. The acquisition was accounted for using the purchase method. Autodose has since been renamed Symyx Technologies Europe SA and its results of operations have been included in our consolidated financial statements since that date.

The preliminary purchase price for this acquisition was $7,103,000, consisting of approximately $6,856,000 in cash (including $1,024,000 to be paid to Autodose’s stockholders within 12 months of the date of the acquisition) and $247,000 in transaction costs, consisting of legal and other professional service fees.

The above purchase price was preliminary because additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain revenue targets in 2007, 2008 and 2009 by Autodose. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2006.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we preliminarily allocated the preliminary purchase price to the tangible assets, liabilities, and intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess preliminary purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our Symyx Tools segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the preliminary purchase price allocation.

In performing this preliminary purchase price allocation, we considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of

Autodose’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 16% to 23%. These discount rates were determined after consideration of our rate of return and the weighted average return on assets. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. At September 30, 2006, identifiable intangible assets purchased in the Autodose acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 5.3 years - no significant residual value is estimated for these assets:

	Amount	Useful Life
Customer backlog	$143	0.5 year
Trade name	340	5 years
Developed technology	2,040	5 years
Customer relationships	1,130	6.5 years
Balance at September 30, 2006, at cost	$3,653	5.3 years

As of July 13, 2006, Autodose has been working on four development projects. These projects have not yet been proven to be technologically feasible, but have been developed to a point where they had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 23% was used for IPR&D, which is higher than the discount rate used to value other Autodose assets due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results.

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

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue among the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

Software License Fees

For software licensed on an annual right to use basis, revenue is recognized straight line over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria has been met. By way of example, for the ELN software products that we acquired from IntelliChem, Inc.(“IntelliChem”) and Synthematix, Inc. (“Synthematix”), we have not yet established the fair value of all the ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow APB No. 25 and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in our financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date. Deferred compensation for options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes: (a)  ESPP awards with offering periods commencing, and stock options granted, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 2 of the Notes to the Consolidated Financial Statements, “Stock-Based Benefit Plans,” for further details.

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

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standard No. 2, Accounting for Research and Development Costs

(“SFAS 2”), and Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense our software development costs when incurred.

Inventories

We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Intangible Assets

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of the Notes to Consolidated Financial Statements, the amortization expense of intangibles for the three and nine months ended September 30, 2006 would have been increased by $0.2 million and $0.7 million, respectively. We conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

Results of Operations

Revenue

Our total revenue for the three months ended September 30, 2006 decreased 7% to $29.5 million compared to $31.7 million from the same period in 2005. Our total revenue for the nine months ended September 30, 2006 increased 10% to $85.0 million compared to $77.3 million from the same period in 2005. These increases were primarily due to the increase in software license fees.

Revenue is attributed to the following geographic locations based on the physical location of our customers (as a percentage of total revenue in respective periods):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	92%	77%	90%	84%
Japan	2%	1%	4%	2%
Netherlands	1%	11%	*	4%
Europe (excluding Netherlands)	5%	11%	6%	10%
Total	100%	100%	100%	100%

*    Less than 1%

The following table identifies our major customers for the three and nine months ended September 30, 2006 and 2005 (as a percentage of total revenue in respective periods). We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
ExxonMobil	40%	46%	38%	40%
The Dow Chemical Company	27%	27%	27%	28%
Total	67%	73%	65%	68%

We segregate revenue by the following segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Change over Previous Year	2005	2006	Change over Previous Year	2005
Research Collaborations	$12,393	(8)%	$13,505	$38,121	(4)%	$39,906
Symyx Tools	8,140	(36)%	12,781	20,487	(4)%	21,450
Symyx Software	6,048	70%	3,560	18,768	106%	9,103
Materials and IP Licensing	861	(27)%	1,183	4,383	(3)%	4,498
Symyx Sensors	2,091	205%	686	3,264	41%	2,318
Total	$29,533	(7)%	$31,715	$85,023	10%	$77,275

Research Collaborations Revenue

The Research Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The decrease in Research Collaborations revenue for the three and nine months ended September 30, 2006 from the same periods in 2005 resulted primarily from decreased funding received in 2006 due to the expiration of our collaboration with British Petroleum.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools comprising hardware, associated software and intellectual property.

Symyx Tools revenue for the three months ended September 30, 2006 was mainly attributable to the sale of two Symyx Tools to two chemical companies. Symyx Tools revenue for the three months ended September 30, 2005 was mainly attributable to the sale of three workflows to chemical and pharmaceutical companies. Due to the wide range in the complexity of our Symyx Tools, revenue from each of the systems varies. The decrease of Symyx Tools revenue in the three months of 2006 over the same period last year was due to the sale of a particularly high-value Tools in the third quarter of 2005.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from the licensing of ELN and lab execution and analysis software and provision of associated support, maintenance, and consulting services.

Symyx Software revenue increased in the three and nine months ended September 30, 2006 over the same periods in 2005 due primarily to the increase in the number of software licensees. In the three and nine months ended September 30, 2005, Symyx Software revenue consisted primarily of license fees received under the alliances with ExxonMobil and The Dow Chemical Company. In the three and nine months ended September 30, 2006, while continuing our software revenue under our alliances with ExxonMobil and The Dow Chemical Company, we also generated significant software license and service revenue from a number of major pharmaceutical companies.

Materials and IP Licensing Revenue

The Materials and IP Licensing group generates revenue primarily from licensing fees received from the licensing of our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

The decrease in Materials and IP Licensing revenue for the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to the timing of royalty payments received from The Dow Chemical Company. The decrease in Materials and IP Licensing revenue for the nine months ended September 30, 2006 over the same period in 2005 was primarily due to the payment received from an undisclosed partner in 2005.

Symyx Sensors Revenue

The Symyx Sensors group offers development services and licenses for specific applications to our sensor technology with primary focus on application for transportation markets. The increase in Symyx Sensors revenue in the three months and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily due to a payment received from an undisclosed licensee.

Cost of Products Sold

Cost of products sold was $2.1 million, or 31% of product sales revenue for the three months ended September 30, 2006, compared to $3.5 million, or 31% of product sales for the same period in 2005. Cost of products sold was $6.7 million, or 39% of product sales revenue for the nine months ended September 30, 2006, compared to $6.9 million, or 37% of product sales for the same period in 2005. Included in the cost of products sold for the nine months ended September 30, 2006 was a favorable adjustment of $350,000 from selling previously written-down inventory. The fluctuations in the cost of products sold were due to the change in the product mix shipped in the respective periods.

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

The cost of products sold will also be affected by the adjustment of the warranty expense accrual related to the previous sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. For the nine months ended September 30, 2006 and 2005, we recorded favorable adjustments to the cost of products sold of $111,000 and $203,000, respectively.

Other Operating Expenses

	Three Months Ended September 30,
	2006			2005
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$15,687	53%	21%	$12,934	41%
Sales, general and administrative	8,511	29%	29%	6,619	21%
Acquired in-process research and development	1,392	5%	—	—	—
Amortization of intangible assets arising from business combinations	1,151	4%	25%	919	3%
Total operating expenses	$26,741	91%	31%	$20,472	65%

	Nine Months Ended September 30,
	2006			2005
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$47,191	56%	28%	$36,916	48%
Sales, general and administrative	25,164	30%	31%	19,215	25%
Acquired in-process research and development	1,392	1%	(12)%	1,590	2%
Amortization of intangible assets arising from business combinations	3,225	4%	31%	2,471	3%
Total operating expenses	$76,972	91%	28%	$60,192	78%

Research and Development Expenses

Our research and development expenses consist primarily of:

•  salaries and other personnel-related expenses (including stock-based compensation costs);

•  facility costs;

•  supplies; and

•  depreciation of facilities and laboratory equipment.

Total research and development expenses for the three and nine months ended September 30, 2006 were $15.7 million and $47.2 million, respectively, an increase of approximately 21% and 28% from the respective periods in 2005. The increases were primarily due to the increase in salaries and other personnel-related expenses for the additional headcount added to meet the needs of our expanded business and the recognition of stock-based compensation expense of $1.3 million and $3.5 million, respectively, for the three and nine months ended September 30, 2006.

Research and development expenses represented 53% and 41% of total revenue in the three months ended September 30, 2006 and 2005, respectively. Research and development expenses represented 56% and 48% of total revenue in the nine months ended September 30, 2006 and 2005, respectively. The increase in research and development expense as a percentage of total revenue in 2006 was primarily due to the recognition of stock-based compensation expense as a result of adopting SFAS 123R in 2006.

Our core offerings include both collaborative and internal research to discover new materials, the sale and support of laboratory systems, and the licensing of electronic notebook and lab execution and analysis software. Accordingly, we expect to continue to devote substantial resources to research and development.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first nine months of 2006, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Projects funded by collaboration partners	60%	72%	66%	73%
Projects funded internally:
Software development	29%	21%	26%	21%
Research	9%	6%	7%	5%
Tools development	2%	1%	1%	1%
Total	100%	100%	100%	100%

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, sales, legal, general management, finance, and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. Sales, general and administrative expenses for the three months ended September 30, 2006 were $8.5 million, an increase of 29% from $6.6 million for the same period in 2005. Sales, general and administrative expenses for the nine months ended September 30, 2006 were $25.2 million, an increase of 31% from $19.2 million for the same period in 2005. The increases are primarily due to increased salary and sales-related expenses resulting from additional sales force headcount as well as the recognition of stock-based compensation of $1.7 million and $4.1 million, respectively, for the three and nine months ended September 30, 2006. We expect that our sales, general and administrative expenses will increase in absolute dollar amounts as we:

•              increase headcount to support the growth in our business;

•              add to and improve our existing facilities; and

•                                          incur escalating costs related to being a public company, such as increasing professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Sales, general and administrative expenses represented 29% and 21% of total revenue for the three months ended September 30, 2006 and 2005, respectively. Sales, general and administrative expenses represented 30% and 25% of total revenue for the nine months ended September 30, 2006 and 2005, respectively. The increases in sales, general and administrative expenses as a percentage of total revenue from 2005 to 2006 is primarily due to the recognition of stock-based compensation expense in 2006.

Acquired In-Process Research and Development

In July 2006, we acquired Autodose in a transaction accounted for as a purchase. The purchase price was preliminarily allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.4 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the Autodose acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the three months ended September 30, 2006.

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

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004, Synthematix in April 2005, and Autodose in July 2006, we recorded $20.7 million of intangible assets (See Note 8 of the Notes to Condensed Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. For the three months ended September 30, 2006 and 2005, we recorded $1.2 million and $0.9 million, respectively, of amortization expense related to these intangible assets. Amortization expense for the nine months ended September 30, 2006 and 2005 was $3.2 million and $2.5 million, respectively.

Interest and Other Income, Net

Interest and other income, net, for the three months ended September 30, 2006 was $1.9 million, consisting principally of interest income. Interest income represents interest earned on our cash, cash equivalents and available-for-sale securities. Compared with interest income of $1.2 million for the three months ended September 30, 2005, interest income for the same period in 2006 increased due to the impact of higher average interest rates in 2006 as well as greater average investment balance.

Provision for Income Taxes

We recorded income tax expense of $1.5 million and $3.0 million for the three month periods ended September 30, 2006 and 2005, respectively. The effective tax rate was 59% and 33%, respectively, for the three month periods ended September 30, 2006 and 2005. The effective tax rate was 50% and 39%, respectively, for the nine month periods ended September 30, 2006 and 2005. The effective tax rate for 2006 is higher than our statutory rate principally due to the non-deductibility of the IPR&D charge and certain stock-based compensation expenses being recorded in accordance with SFAS 123R.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective rates, and/or increases in future effective tax rate volatility, the extent of which has not been determined yet.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At September 30, 2006 we had cash, cash equivalents and available-for-sale securities of approximately $140.5 million, a decrease of $28.1 million from December 31, 2005. We have used $30.0 million in repurchasing our common stock, $13.5 million for a long term investment and a net of $4.2 million for the acquisition of Autodose during the nine months ended September 30, 2006.

As of September 30, 2006, we had $0.9 million of noncurrent deferred tax liabilities arising from the Autodose acquisition.

Our operating activities provided $20.2 million and $29.4 million of cash during the nine months ended September 30, 2006 and 2005, respectively. The sources of cash for the nine month periods ended September 30, 2006 and 2005 were primarily net income before depreciation, amortization and stock-based compensation. The fluctuations from period to period were due primarily to the timing of receipts of payments that are associated with the shipments of Symyx Tools and licenses of Symyx Software together with research payments received in advance of completing the work. As a result of adopting SFAS 123R, $2.3 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash provided by investing activities during the nine months ended September 30, 2006 was $57.8 million. Net cash used in investing activities during the nine months ended September 30, 2005 was $9.8 million. During the nine months ended September 30, 2006, we used $16.1 million on purchase of property and leasehold improvements, largely for the fit-out of our new facility, $13.5 million for a long-term investment and a net of $4.2 million for the acquisition of Autodose. During the same period of time, the majority of proceeds from the maturities of available-for-sale securities were invested in securities that are considered cash equivalents. Cash used in investing activities in the nine months ended September 30, 2005 included $12.8 million net cash paid for the acquisition of Synthematix. The timing of purchases, sales and maturities of securities and purchases of property and equipment may also cause fluctuations in cash flow from investing activities from period to period.

Financing activities used cash of $14.6 million and provided cash of $9.3 million during the nine months ended September 30, 2006 and 2005, respectively. Cash inflows from financing activities were primarily the proceeds from the exercise of stock options, the proceeds from our employee stock purchase plan and for the nine months ended September 30, 2006, excess tax benefits from stock-based compensation. Cash outflows from financing activities in the nine months ended September 30, 2006 consisted of cash used to repurchase $30.0 million worth of our common stock.

Our liability for current income taxes payable was relatively small at September 30, 2006, as we are anticipating being able to utilize income tax benefits from the exercise of stock options in 2006. The income tax benefit from the exercise of these options is treated as a reduction in current income taxes payable and an increase in additional paid-in capital, or in some cases, an adjustment to income tax expenses.

Current liabilities as of September 30, 2006 increased by $3.5 million compared to December 31, 2005 primarily due to an increase in deferred revenue and other accrued liabilities. Deferred revenue increased due to payments received in advance from our software licensees.

We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next 12 months. Nonetheless, we may need to raise additional funds through public or private financing, collaborative relationships, or other arrangements. We cannot provide assurance that additional funding, if sought, will be available on terms favorable to us or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

We may also in the future acquire other businesses or invest in complementary businesses or products, or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

Our revenue backlog remains strong. We expect to recognize committed but unrecognized revenue of approximately $33 million in the remainder of fiscal 2006. We also have approximately $147 million in revenue backlog to be realized in fiscal 2007 and beyond. We intend to augment the already committed revenue base with new and extended collaborations, new product sales, and new intellectual property and software licenses.

Commitments

Our principal commitments consisted of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements. As of September 30, 2006 and December 31, 2005, our principal commitments were $20.5 million and $17.7 million, respectively. Our principal commitments increased significantly due primarily to the lease of additional facilities to accommodate the expansion of our business. We expect to satisfy these obligations as they become due over the next ten years.

Future principal commitments as of September 30, 2006 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$14,456	$2,934	$5,363	$3,299	$2,860
Purchase Commitments	6,047	6,047	—	—	—
Total	$20,503	$8,981	$5,363	$3,299	$2,860

Other Commitments

As of September 30, 2006, our committed investments pursuant to the Collaborative Development and License Agreement and the Alliance Agreement with Intermolecular, Inc. (“Intermolecular”), described in the “Off Balance Sheet Financing and Related Party Transactions” below, were $2,003,000. We expect to meet these commitments in the next three years.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of September 30, 2006, we were not subject to any material pending intellectual property-related litigation for which we were indemnifying a customer.

Contingencies

On May 17, 2006 we filed a complaint against Intematix Corporation (“Intematix”) for patent infringement in the United States District Court for the Northern District of California alleging willful infringement of five patents (the “Original Complaint”). The five patents relate to our proprietary methods for discovering new materials. On May 30, 2006, we amended the Original Complaint to add a claim for a declaratory judgment that we did not misappropriate any trade secret information of Intematix (the “Amended Compliant”). On June 2, 2006, Intematix filed a complaint against us in the California Superior Court for Alameda County alleging trade secret misappropriation and unfair competition (the “Intematix Complaint”). Intematix sought a temporary restraining order (“TRO”), and made a motion for a preliminary injunction and immediate discovery on their claims. The application for a TRO was denied by the state court, but no rulings were made on the other motions brought by Intematix. On June 26, 2006, the state court granted our motion to stay the state case pending action in the federal case. On the same day Intematix answered our Amended Complaint, and counterclaimed against us, Isy Goldwasser, our president, individually, Intermolecular and David Lazovsky, Intermolecular’s chief executive officer, individually, claiming trade secret misappropriation. Intematix also counterclaimed against us for a declaration of non-infringement of the five patents. On June 30, 2006, we answered Intematix’s counterclaims. On July 25, 2006, the federal court remanded all of the non-patent related claims to state court. We intend to vigorously prosecute the patent infringement case and defend against the trade secret and unfair competition allegations. Although the outcome of such matters is currently not determinable, we do not currently expect that the ultimate costs to resolve such matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2006. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended September 30, 2006 were:

•            Revenue received for software maintenance and support from Ilypsa, Inc. during the three months ended September 30, 2006 amounted to $48,000.

•            We entered into a Collaborative Development and License Agreement and an Alliance Agreement with Intermolecular on March 17, 2005 and December 19, 2005, respectively. In accordance with the agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party is bearing its own expenses. In August 2006, we invested $13,500,000 in exchange for approximately 13% of the outstanding shares of Intermolecular. We account for our ownership interest in Intermolecular using the cost method as we can not demonstrate that we have the ability to exercise significant influence over Intermolecular. Thomas Baruch, one of our board members, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, our chairman and chief executive officer, is also a director of Intermolecular. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular. During the three months ended September 30, 2006, we recorded $1,000 royalty revenue from Intermolecular.

•            In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, one of our board members, is a director of Solyndra and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During the three months ended September 30, 2006, we recognized $307,000 of revenue from providing research services to Solyndra.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 (b)            Changes in internal control

There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2006 we filed a complaint against Intematix Corporation (“Intematix”) for patent infringement in the United States District Court for the Northern District of California alleging willful infringement of five patents (the “Original Complaint”).  The five patents relate to our proprietary methods for discovering new materials.  On May 30, 2006, we amended the Original Complaint to add a claim for a declaratory judgment that we did not misappropriate any trade secret information of Intematix (the “Amended Compliant”).  On June 2, 2006, Intematix filed a complaint against the Company in the California Superior Court for Alameda County alleging trade secret misappropriation and unfair competition (the “Intematix Complaint”).  Intematix sought a temporary restraining order (“TRO”), but the TRO was denied by the state court. Intematix has since filed a Second Amended Complaint, asserting trade secret misappropriation and unfair competition claims against the Company, Isy Goldwasser, our president, individually, Intermolecular and David Lazovsky, Intermolecular’s chief executive officer, individually. Discovery in both cases is proceeding. We intend to vigorously prosecute the patent infringement case and defend against the trade secret and unfair competition allegations. Although the outcome of these matters is currently not determinable, we do not currently expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors set forth on our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2005. These are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Most of our revenue is generated from a small number of key customers and the loss of a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 40% and 27%, respectively, of our total revenue in the quarter ended September 30, 2006. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results. The cancellation of the ExxonMobil or The Dow Chemical Company strategic alliance or loss of another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have an adverse impact on our financial results, which may cause the market price of our common stock to fall.

Failure to integrate our products that we acquired through acquisitions and failure to achieve customer acceptance of the ELN technology and precision powder-dispensing equipment would harm our revenue and operating results

We acquired IntelliChem and Synthematix, providers of electronic laboratory notebook software, and more recently, Autodose, a provider of precision powder-dispensing equipment. Our success is partially dependent on our ability to successfully integrate the software and technologies we acquired in these acquisitions with our existing software and technology and with each other. If this integration is not successful or if the integrated products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution, or market shifts, it will have a material adverse effect on our revenues and operating results.

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

We are dependent on the research and development activities of companies in the chemical, energy, electronics, pharmaceutical, and other industries, and declines or reductions in research and development activities in these industries could harm our business

The market for our discovery services, tool systems, and software within the chemical, energy, electronics, pharmaceutical, and other industries depends on our customers’ ability and willingness to invest in research and development. A majority of our revenues are attributable to our collaborative arrangements with chemical, energy, electronics, pharmaceutical, and other companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

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

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders

Our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2006, our Board of Directors adopted a program to repurchase up to an aggregate of $30,000,000 of value of the shares of our issued and outstanding common stock in accordance with Rule 10b-18 under the Exchange Act, for the purpose of taking advantage of our cash position to repurchase shares of our common stock to maximize long-term value for our stockholders. The following table illustrated information related to the repurchase of our common stock since the inception the stock repurchase program.

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

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 7, 2006	/s/ Steven D. Goldby
Steven D. Goldby
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	/s/ Jeryl L. Hilleman
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