Form 10-K
period 2006-12-31
SYMYX TECHNOLOGIES INC
filed 2007-02-27
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-27765

SYMYX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
3100 Central Expressway
Santa Clara, California 95051	(408) 764-2000
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class:	Name of each exchange on which registered:
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒No

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $691,872,000, based on the closing price for the common stock on the NASDAQ Global Select Market on such date. As of February 20, 2007, 32,991,403 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

PART I

ITEM 1.                     BUSINESS

This discussion and other parts of this Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contain forward-looking statements that involve risks and uncertainties, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “will,” “believe,” “expect,” “plan,” “intend,” “goal,” “anticipate,” “should,” “planned,” “estimated,” “potential,” and “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, statements regarding:  our belief that our collaborations with industry leaders will lead to discoveries that are royalty-bearing upon commercialization by our customers; our belief that our technology can help transform materials research and development by discovering new break-through materials faster and more cost effectively than by using traditional methods; our ability to help transform how our customers perform research, by providing Symyx Tools, Symyx Software, and patented methods that they can apply to improve their R&D execution and increase their research productivity by dramatically increasing their probability of success and reduce the time and costs per experiment to discover new materials; our expectation that our technology will effectively address new challenges and provide solutions in the chemicals and energy and life science industries through our research services, technology and intellectual property; our belief that we will have a growing portfolio of intellectual property and that this portfolio will create future source of revenue for us; our belief that we will continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems; that our technology innovations provide a unique solution to the need for better data integration and will help address the rising costs and manufacturing challenges presented by low-cost competing producers overseas; our commitment to retaining our position as a leading company that develops and supplies high-throughput technologies; our intent to continue to enter into new collaborative arrangements, including periodically co-sponsoring research programs with partners; our expectations that new collaborations will come from existing partners extending programs and undertaking new research initiatives as well as from new partners; our belief that our acquisition of Autodose SA in July 2006 will help us advance our product portfolio and grow new and existing customer relationships in Europe, specifically by allowing us to offer customers systems that combine Autodose’s powder-handling technology with our existing liquid-handling robotics technology; the possibility of an additional cost of acquisition based upon the achievement of certain revenue targets in 2007, 2008 and 2009 by Autodose; that Autodose development projects existing at the time of the our acquisition have potential to produce future revenue; our belief that we have created a growing pipeline of materials that have emerged from our discovery platform; our belief that our proprietary database will emerge as a powerful tool in accelerating materials discovery by enabling our scientists to benefit from the cumulative effect of our research; our belief that service is an important component of the value we offer our customers; our belief that our supply arrangements are adequate and that there are no material constraints on the sources and availability of materials; that pharmaceutical and biotechnology companies may use Symyx Software to support their pre-clinical research activities as well as some pharmaceutical discovery research and chemicals research; our belief that current emerging development candidates have met their technical targets and have potential for commercialization and that a material that has been identified as a development candidate may take as little as two years to reach commercialization; our belief that our success depends upon our proprietary technology; that we will realize a revenue backlog in fiscal year 2007 and beyond; our belief that our employee relations are good and that future success depends in part upon our continued ability to hire and retain qualified personnel; our belief that we are in substantial compliance with environmental laws and regulations; our expectations that ExxonMobil, Dow, and a select list of other companies will in aggregate continue to account for a substantial portion of our revenue for the foreseeable future and the loss of one or more of these customers or collaborative partners would harm our business and operating results; our belief that our success is partially dependent on our ability to successfully integrate the software and technologies acquired in connection with the acquisitions of IntelliChem, Inc. and Synthematix, Inc. with existing software and technologies and with each other; our belief that we may engage in additional acquisitions and will expand our business focus in order to exploit technology or market opportunities; our expectation that our quarterly results of operations will fluctuate; our belief that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators; our intention to continue to expand our international presence in order to increase our export sales; our expectation that the ultimate cost to resolve our legal proceedings, claims and litigation arising in the ordinary course of business will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; our belief that we are well positioned to capitalize on our investment in the technology, instrumentation and informatics necessary to pursue high-throughput discovery of materials; our expectation that we will continue to generate revenue from the European market through Symyx Tools sales, research collaboration service, license of our software and license of our intellectual property; our expectation that future growth will place a strain on our research, administrative and operational infrastructure; our expectation that our cash flows and revenue will be comprised largely of payments made and revenue earned under research and development collaborations, product sales, license fees and royalties; our expectation that a significant portion of our total revenue will continue to be generated from a few key customers; our belief that our expanding customer base will contribute to our expected growth of Symyx Tools revenue; our expectation that our Symyx Software revenue will continue to grow as we recognize revenue under existing software licenses and services agreements, as well as new agreements; our anticipation that our customers will commercialize an additional three materials during 2007 and that these materials, as well as five materials previously commercialized by customers, will contribute to our growth in Materials and Intellectual Property Licensing revenue in the future; our expectation that cost of products sold will continue to be driven by the variability of product mix and sales volume in each period and that the cost of products sold as a percentage of product sales will fluctuate significantly from period to period; that cost of products sold may be affected by adjustments to the warranty expense accrual for pre-existing sales; our anticipation that our headcount will continue to increase to meet the mix and level staffing required by our collaborative, tools and software agreements and by the expansion of our business; our expectation to receive over $200 million in revenue from ExxonMobil and over $120 million in revenue from Dow during the five-year term of each of the alliances; our belief that revenue from our strategic alliances will greatly contribute to our expected growth in Collaborations revenue in 2007 through 2009 and that ExxonMobil and Dow will continue to be major contributors to such revenue; our belief that expanding our customer base will contribute to our expected growth of Symyx Tools revenue; our belief that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in future years; our expectation to continue to devote substantial resources to research and development; our expectation that research and development expenses will continue to increase; our expectation that our sales, general and administrative expenses will increase; our anticipation that the adoption of certain accounting standards will not have a material impact on our consolidated financial statements; our expectation that we will continue to generate positive cash flow from our operating activities in the near future; our expectation to continue to make significant investments in the purchase of property and equipment to support our expanding operations; our expectation to satisfy the obligations of our principal and other commitments; our belief that our current cash, available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs; our belief that the our internal controls over financial reporting was effective as of December 31, 2006; our belief that our insurance protection is reasonable in view of the nature and scope of our operations; our expectation that we will retain future earnings, if any, to support the development of our business and that we will not pay any cash dividends in the foreseeable future; and our expectation for the annual amortization expense of total intangible assets to be approximately $4,132,000 in 2007, $4,124,000 in 2008, $2,881,000 in 2009, $1,458,000 in 2010, $813,000 in 2011 and $203,000 thereafter.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statement. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors.” Such factors include but are not limited to the following:  the market may not accept our products and services; we may lose one or more of our major customers or partners; we have concentrated reliance on certain major collaborators to successfully commercialize products;  failure of collaborators to successfully commercialize products; we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; the pace, quality or number of our discoveries of new materials may be inadequate; our inability to compete with the greater financial, marketing, technical and customer service capabilities of our competitors; uncertainties as to patent protection and litigation; our future growth strategy, including impact of acquisitions, mergers or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies is unsuccessful; uncertainty with respect to the successful integration of the Autodose technology and the IntelliChem and Synthematix software into our business; lack of investment income to support expanding operations; a limited customer base; assumptions with respect to the potential and applications of current projects; our inability to attract and retain personnel; assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors or fraud; general economic conditions in the United States and in major European and Asian markets; unknown conditions that would jeopardize our compliance with environmental laws and regulations; exposure to risks associated with export sales and operations; future competition from new market entrants; exposure to claims outside our insurance coverage; miscalculations in the assessment of our amortization calculations; and natural disasters, power failures and other disasters.

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

General

Symyx Technologies, Inc. (the “Company” or “Symyx”) is a global provider of research and development (“R&D”) execution and innovation for the chemicals, energy, life science, consumer product and other industries. Symyx develops and applies high-throughput research technologies and research software for customers. We provide collaborative research services, electronic lab notebook and scientific decision-support software and instruments to integrate and automate laboratory experimentation. We work with customers to speed and improve research, discovery and development of new products. We have over 325 issued patents and over 320 patent applications on file worldwide protecting our methods, discoveries, instruments and software.

Symyx was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’s headquarters are located at 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. Our mailing address is 415 Oakmead Parkway, Sunnyvale, CA 94085. Our SEC filings are available free of charge through our website at www.symyx.com. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “SMMX.”

We work with customers through our Collaborations, Symyx Tools and Symyx Software offerings. Collaborations and Symyx Tools provide different ways for customers to access our proprietary high-throughput technologies. Symyx develops and applies high-throughput technologies that enable faster, broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel or array-based testing. Funded Collaborations with industry leaders lead to discoveries that are royalty-bearing upon commercialization by our customers. Symyx Tools provides a way for customers to bring some of the capabilities of our laboratories into their own organizations by purchasing instruments to integrate and automate laboratory experimentation to increase research productivity. With Symyx Software, we help address customer needs for greater data access and integration across the enterprise, improving their ability to manage research data and integrate their research and development teams.

By partnering with us, purchasing our hardware or licensing our software, companies can leverage our industry-level investments in technology, Symyx Software, and Symyx Tools to improve their R&D execution.

Collaborations

In Symyx Labs, our scientists, engineers, and software programmers work on behalf of customers to discover and optimize materials. Employing our proprietary technology methods, high-throughput workflows that automate complete laboratory processes and software, they are creating new breakthroughs in laboratory performance and materials discovery. With technology that enables experimentation up to 1000 times faster than traditional research, we are able to deliver improved speed, efficiencies and innovation to customers.

Symyx Software

Symyx Software combines experiment design, execution and decision-support to provide a unique solution that saves time for scientists while providing information transparency to the business. Designed by scientists for scientists, Symyx Software is at work in the world’s leading R&D organizations, where it is helping to deliver breakthrough results. Symyx provides scientific software applications tailored to meet the specific needs and protocols of chemists in the discovery, process, analytical, formulations and bioprocess functions and a database back-end that enables sharing across functions. This facilitates optimal use of research data, improved data quality and documentation and better adherence to standard operating procedures. Our software offering is comprised of Electronic Lab Notebook (“ELN”) applications and Lab Execution and Analysis (“LEA”) applications. These applications are based on the Symyx Vault ELN document management platform. Symyx Vault provides a single, comprehensive platform for ELN documents that can span the entire R&D organization, supporting document browsing and searching, enterprise-level security and auditing, and configurable and highly flexible document workflow.

Symyx Tools

Symyx Tools provide research and development workflows to automate and integrate laboratory processes, increasing testing capacity 10-100 fold. We sell modular offerings that can be configured for specific applications either as Integrated Workflows or Benchtop Systems. Integrated Workflows are validated and integrated with other instruments to run complete laboratory processes. Benchtop Systems automate multiple steps of experimental procedures and are scalable to perform automated experimentation for complete lab processes which would include integration with other laboratory equipment. Running up to 100 experiments or more per day in parallel with automated instrumentation and integrated control and reporting, Symyx Tools give scientific teams breakthrough capabilities in research and development.

Intellectual Property Licensing

Symyx licenses intellectual property to create value by encouraging the widespread use of our innovations in the materials field. We offer selective access to this intellectual property through patent licensing, materials licensing, technology licensing, and original equipment manufacturer (“OEM”) software licensing. In patent licensing, we enable customers to implement initial approaches to high-

throughput materials research in their laboratories by licensing certain patents, including our broad methodology patents. We also license materials discovered in our collaborative and internal research efforts in return for royalties. Finally, we license certain technologies and software to instrument manufacturers in return for payments and royalties.

Customers

We have a track record of building enduring relationships with customers, with over half of our customers in 2006 renewing or expanding previous business relationships with Symyx. Our customers apply our various offerings in flexible ways to meet their needs. For some customers, we perform research and share their successes through royalties on commercial discoveries. We define the fields in which we are performing research for our customers and give our customers research exclusivity in certain fields of interest. Most of our research collaboration projects are with chemical and energy companies. We provide Symyx Tools and/or license Symyx Software to our customers to help them increase the speed and precision of experimental design, execution and analysis. Symyx Tools customers include chemical, life science and consumer product companies. The Symyx Software customer base is dominated by pharmaceutical and biotechnology companies. Symyx Tools and Symyx Software are also used by several leading research universities around the world.

In two instances, we work with customers in alliances, where our customers work with us across all of our business offerings under a substantial, multi-year commitment. We have such relationships in place with the Exxon Mobil Corporation (“ExxonMobil”) and The Dow Chemical Company (“Dow”). Under the ExxonMobil alliance effective April 1, 2003, we are contracted to provide research services, develop and sell Symyx Tools, and license our Symyx Software and intellectual property. The ExxonMobil alliance provides us with an expected five-year revenue stream of over $200 million (of which $151.6 million has been recognized as revenue through December 31, 2006) from currently planned alliance activities, purchases of Symyx Tools, and licensing fees and advance royalties. In addition, we are also entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields covered by the agreement. Under the Dow alliance effective January 1, 2005, we are contracted to perform research in a number of exclusive areas, develop and provide Symyx Tools, and license Symyx Software as well as intellectual property. Dow is obligated to make payments to us over the five-year term of approximately $120 million (of which $53.3 million has been recognized as revenue through December 31, 2006). In addition, we are entitled to receive royalties on commercialized discoveries resulting from the collaborative research.

For the fiscal years ended December 31, 2006, 2005, and 2004, our Collaborations, Symyx Tools, and Symyx Software business segments each contributed more than 10% of our total revenue. See detail in Note 6 of the Notes to the Consolidated Financial Statements.

For the fiscal years ended December 31, 2006, 2005, and 2004, the following customers contributed more than 10% of our total revenue (in thousands):

	Years Ended December 31,
	2006	2005	2004
ExxonMobil	$51,318	$42,254	$45,016
The Dow Chemical Company	29,302	26,765	4,420
Total	$80,620	$69,019	$49,436

For the fiscal years ended December 31, 2006, 2005, and 2004, approximately 11%, 17%, and 22%, respectively, of our total revenue was generated from sales to customers located in foreign countries. See Note 6 of the Notes to the Consolidated Financial Statements for further detail. We are exposed to risks associated with international operations. See “we are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and international property” under Item 1A, “Risk Factors.”

Industry Background

Materials and their diverse properties contribute in vital ways to many of the products in every day use. Examples include the catalysts used in the manufacture of major chemicals, pharmaceuticals, plastics and rubbers, the plastics in many of our household and office goods, and materials used to optimize certain qualities in consumer goods.

Traditional materials discovery relies on an expensive and time-consuming process of trial and error: making one material; testing it; then making a different material; testing it and so on. Traditional discovery methods are not fast enough to keep pace with today’s growth expectations and the trend to shorter product life cycles.

By applying miniaturization, parallelization, and automation to the discovery of high-value materials, we believe that we can help transform materials research and development by discovering new break-through materials faster and more cost-effectively than is possible using traditional methods. We can also help transform how our customers perform research, by providing Symyx Tools, Symyx Software, patented methods, and other innovations.

Symyx primarily serves customers in two broad industries:

1)              Chemicals and Energy

In order to compete effectively and efficiently on a global scale, the imperative for chemicals and energy companies to execute and innovate has never been greater. Meeting this imperative requires implementing faster, more efficient product application testing, reducing feedstock costs, enhancing production yields, creating new product variants, and improving manufacturing quality. For chemicals and energy companies, product development and process optimization are long, knowledge-intensive endeavors. Faster development of improved commercial products and processes require breakthrough technology and better information correlation across people, instruments and geographies.

2)              Life science

The Life Science industry is becoming increasingly competitive, as pharmaceutical and biotechnology R&D organizations tackle issues such as the growing costs of drug development and marketing, more competition from generic drugs, increased partnering and outsourcing and the need for more targeted therapeutics. All of these market dynamics combine to produce changing product economics that require better data integration, faster experimentation and lower costs. Symyx Software enables the integration of research data and enterprise-wide information sharing. Symyx Tools reduce the cost per experiment through automated experimentation, broaden testing in less time, create a better understanding of various drug form possibilities and allow for faster testing and development of compounds.

Symyx is addressing the challenges and providing solutions to both of the above referenced industries through our research services, technology and intellectual property.

Symyx Solutions

High-Throughput Technologies

Our high-throughput technologies include the rapid creation of large directed libraries of materials that are then synthesized and tested using our fully integrated high-throughput primary and secondary screens. During primary screening, unconventional methods are used to carry out experiments across broad material and processing possibilities - chemicals, temperatures, pressures, etc.—so that researchers can identify the smaller areas to focus on. During secondary screening, more experiments are carried out to make a more detailed evaluation of the focused areas. In conventional terms, creating and testing a single material is considered one experiment. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time, our scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional trial and error methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our laboratories, that same team could perform up to 50,000 experiments per year. As a result, our scientists would generate significantly more data, increase the possibility of successful discoveries within that timeframe, and reduce the associated costs per experiment dramatically.

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

Research Software

Our software was initially developed to support the experiment design, execution and analysis needs of our scientists. Our development of high-throughput technologies for material science enabled broader and faster experimentation which produced large quantities of data. We could not find a commercial software solution that met the needs of our scientists. Thus, we developed Symyx Software to integrate research data and facilitate design, execution and analysis of large quantities of multi-media data.

Through acquisitions, we expanded the capabilities and potential market of our software. Symyx Software currently provides applications tailored to meet the specific needs and protocols of chemists in the discovery, process, analytical, formulations and bioprocess functions and a database back-end that enables sharing across functions. Thus, our software is now used by chemists working in those functions in the chemical, energy, life science and consumer industries. We believe having front-ends that are customized based on functional specificity in our software facilitate adoption and use of Symyx Software, enable optimal use of research data, and improve data quality, documentation and better adherence to standard operating procedures. Today our software offering is comprised of ELN applications and LEA applications. These applications are based on the Symyx Vault ELN document management platform. Symyx Vault provides a single, comprehensive platform for ELN documents that can span the entire R&D organization, supporting document browsing and searching, enterprise-level security and auditing, and configurable and highly flexible document workflow. This enables data integration, information sharing and knowledge transfer between scientists, teams, geographies and functions within an enterprise. Growing trends in outsourcing, globalization, regulation and changing product economics require better data integration, and we believe that Symyx Software provides a unique solution.

Symyx Offerings

We are committed to retaining our position as a leading company that develops and supplies high-throughput technologies for the discovery of new materials with commercially valuable properties. We have created several complementary offerings in support of that objective, including research collaborations with Symyx Labs, products through the sale of Symyx Tools and license of Symyx Software, discovered materials and intellectual property.

Collaborations

In Collaborations, our scientific teams perform research on behalf of customers, producing breakthrough discoveries and often developing new technologies that are then commercialized through Symyx Tools and Symyx Software. Our Collaborations programs also contribute greatly toward the development of our intellectual property, including patents covering methodology, composition of matter, instrumentation, and software. In return for our research services, typically in exclusive fields, we receive research funding and rights to downstream royalties or other payments on materials we may discover.

We provide the platform technologies and effort, and our partners acquire rights to develop and commercialize resulting materials within their defined field of license. Typically, we enter into collaborative arrangements to discover materials that can be manufactured in customers’ existing or new assets. These discoveries often require further investment in product development and manufacturing, as well as extensive marketing efforts. Our collaborative partners have already developed the infrastructure to support these requirements, and may therefore be in a strong position to commercialize our discoveries.

Much of our collaborative research is focused on the chemicals industry, where we apply proprietary high-throughput technologies aimed at making break-through discoveries leading to improved commercial processes and materials. Our technology innovations can help chemical companies address the rising costs and manufacturing challenges presented by low-cost competing producers overseas. We are working with leading companies to discover catalysts for the manufacture of polyolefins and a variety of other commodity chemicals. The range of new technologies developed in these research collaborations—including instruments, software, methods, and materials—results in a growing portfolio of intellectual property that creates future sources of revenue for Symyx.

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

Periodically, we will also co-sponsor research programs with partners where we share the research costs and are entitled to receive a larger royalty on commercialized discoveries (compared to royalty levels of between 1% - 5% of end product sales for our typical collaborations programs) or engage in profit sharing.

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	2006	2005	2004
Projects funded by collaboration partners	65%	73%	79%
Internally funded projects:
Software development	26%	21%	5%
Research	7%	5%	10%
Tools development	2%	1%	6%
Total	100%	100%	100%

Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and, therefore, whether we will achieve future milestones or royalty payments under our various collaborations.

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

Symyx Tools

Through Symyx Tools, we leverage the power of our inventions by selling automated instruments to life science companies to speed and improve preclinical testing of drug candidates, and to chemical, energy and other companies for materials discovery research and testing. Symyx Tools includes high-throughput reactors, screening systems, robots and other analytical equipment. These instruments are all integrated with Symyx Software which facilitates the process of designing, executing, and evaluating research and development. In July 2006, we expanded our Symyx Tools capabilities with the acquisition of Autodose SA, a privately-held, Geneva-based maker of precision powder-dispensing equipment. We believe that this acquisition will help us to advance our product portfolio and grow new and existing customer relationships in Europe.

Companies that purchase Symyx Tools from us are able to implement high-throughput technologies at a great time and cost savings compared to taking a license to operate from us and then developing and building a system internally. Customers typically purchase Symyx Tools in either Benchtop System or Integrated Workflow configurations. The Benchtop System is a self-contained, software-driven unit that automates multiple steps of experimental procedures and scalable to enable data and instrument integration with other equipment in the laboratory. Integrated Workflows are validated, integrated systems that perform fully automated experimentation for complete laboratory processes and includes integration with other laboratory equipment and software and the ability to support document browsing and searching, enterprise-level security and auditing, and configurable document workflow. Symyx Tools are used to help accelerate research, product optimization and process development, enabling scientists to increase their research productivity.

Life science companies use our instrumentation to automate and improve pre-clinical research. The workflows we sell to life science companies include those for solubility, polymorph and salt selection, liquid formulations, forced degradation, excipient compatibility, organic synthesis and bioCatalysis. Chemical companies use Symyx Tools to automate and integrate their materials discovery and research and development processes. The workflows we sell to chemical companies include those for formulations, heterogeneous catalysis, homogeneous catalysis and polymerization catalysis. Consumer product companies utilize Symyx Tools to design, formulate and test the performance characteristics of materials. The workflows we sell to consumer product companies include those for additive, adhesive/coatings/sealants, home and personal care and plastics.

We offer our customers the flexibility of purchasing either complete systems or individualized system components. This approach allows customers to build full high-throughput experimentation capability gradually with the assurance that they will be able to integrate the systems and data management of different research processes at any time.

We assemble and ship our Symyx Tools from our facilities in California and Geneva. As we assemble our systems, we generally manufacture only critical components ourselves, usually components that contain proprietary technology. We contract with others for the manufacture and supply of the majority of components. We believe our supply arrangements to be adequate and that there are no material constraints on the sources and availability of materials. From time to time, we rely on a single supplier for all of our requirements of a particular component.

Symyx Software

We license Symyx Software to enhance experiment design, laboratory automation, data capture, data analysis and visualization, and data communication in high-throughput and traditional research environments. Symyx Software combines experiment design, execution and decision-support to deliver a solution that saves scientists time while providing information transparency to the business. Symyx Software integrates with existing infrastructure including Laboratory Information Management Systems (LIMS), a wide variety of major instrumentation devices, common desktop tools and enterprise content and data management systems.

Symyx Software encompasses:

Electronic Lab Notebook:   Application-specific interfaces to help scientists compose, load and calculate, so that enterprises can capture, process and share their projects and intellectual property.

Lab Execution:   Experiment design and data capture with instrument-neutral procedure automation.

Experiment Analysis:   Real-time data warehousing, querying, visualization and reporting with unified and linked views across documents, chemical structures, multi-step synthesis and sample lifecycles.

Vault Platform:   Repository for scientific data and documents that enable scientific collaboration, IP protection and decision-support across the enterprise to improve the value of data in R&D.

Customers of our software include chemical, energy, and life science companies, as well as other industrial customers seeking to improve and integrate their research data management. Chemical, energy and other industrial companies may use our software broadly across their research groups. Pharmaceutical and biotechnology companies may use Symyx Software to support their pre-clinical research activities as well as some pharmaceutical discovery research and chemicals research.

Materials and IP Licensing

Discovered Materials

We discover and patent a range of materials in our Collaborations and internal research programs. These discovered materials provide the foundation for our potential future royalties.

Our portfolio of discovered materials provides us with an array of licensing opportunities and offers a significant path to commercialization of new materials. Our discoveries demonstrate the ability of our high-throughput research technologies to address a range of materials for use in a variety of chemical and other industrial applications. As a result, we have created a growing pipeline of materials that have emerged from our discovery platform. At the time of this filing, our discoveries include 5 commercialized materials, 10 development candidates (exclusive of sensor development candidates that were transferred to Visyx Technologies Inc. in November 2006) and 5 emerging development candidates.  Development candidates have met their technical targets and are in development with partners. Emerging development candidates have met their technical targets and are pending decisions regarding potential commercialization.

IP Licensing

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

We developed our patent licensing program to accommodate companies that want to implement high-throughput materials research on a smaller scale - generally increasing their research productivity by approximately 10-fold. Because our patent licenses typically are for a limited number of experiments or for a limited number of scientists’ use, this licensing approach complements our other business offerings by targeting research programs that are generally too small to warrant investment in Symyx Collaborations or Symyx Tools. In this manner, companies can benefit from our inventions by licensing our patents and patent applications for a fee.

Symyx Sensors

In the past years, we developed a solid-state mechanical resonator (“sensor”) technology for use in our own laboratories to test polymer viscosity, density, and other properties. We have determined that these sensors have many potential applications outside of the laboratory. In November 2006, we created Visyx Technologies, Inc. (“Visyx”) to focus on the commercialization of our sensor technologies. In addition to certain intellectual property transferred from Symyx, Visyx received a $400,000 cash investment from Symyx, and also obtained funding in the amount of $1.4 million from CMEA Ventures. As of December 31, 2006, we owned approximately 38% of the outstanding shares of Visyx and had a 45% voting right in relation to our shareholding.

Sales and Sales Support

Our sales organization is comprised of approximately 20 professionals in the United States, Europe, and Japan. We have dedicated sales organizations targeting the chemicals/energy industries and the pharmaceutical/biotechnology industries.

We believe that service is an important component of the value we offer our customers. Although sales representatives have direct responsibility for account relationships, our sales support group works closely with our customers to maximize the value of our offering. Our sales organization includes field application scientists who participate in the pre-sales effort to the customers’ R&D managers, technology support representatives, and product managers to gather a better understanding of customers’ needs. Our sales organization also includes field service engineers dedicated to post-sales support, who train users at our facilities in California and at customer sites, install instruments and software for customers, and provide customizations requested by the customer.

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

•       equipment and software; and

•       new materials and their uses.

During 2006, we were issued 42 patents worldwide. Our patent portfolio as of the end of 2006 consisted of 328 issued patents, including 270 United States patents, 29 European patents, and 29 patents in other countries, and approximately 320 patent applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 11 of the issued United States patents and 11 of the issued patents in other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon our formation. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. The earliest filed patents will begin to expire in 2014.

Markets

Symyx provides customers in the chemicals, energy, life science, consumer product and other industries with proprietary research services, Symyx Tools, Symyx Software and intellectual property to increase their research and development effectiveness by achieving better results with shorter timelines and lower costs. We realize value through research collaborations, the sale of Symyx Tools, and the license of intellectual property, software, and materials. Our market opportunities fall into two primary areas: our customers’ research and development expenditures and the market for sales of materials.

Research and Development (“R&D”) Expenditures Market

Leading global companies in the chemicals, energy, life science and consumer products industries spent in excess of $100 billion on research and development in 2005, and continue to seek to improve the return on their R&D investments. These investments include personnel costs, deployment of laboratory informatics and purchase of technology, services and instruments.

Materials Markets

The materials we discover cover a broad range of applications, including catalysts for the manufacture of plastics and commodity chemicals, polymers for industrial, consumer goods and life science applications, and diverse electronic materials. Each of these materials typically may generate annual worldwide sales for our customers in the range of $100 million to $500 million. When customers commercialize a Symyx discovery, we typically are entitled to receive royalties of 1% - 5% of end product sales.

Competition

In our Collaborations business area, our competition consists chiefly of in-house efforts of certain chemical companies with internal high-throughput materials discovery programs. In addition, Accelergy Corporation, Avantium Technologies, and HTE AG., use certain high-throughput approaches to materials discovery.

Symyx Tools workflows compete with certain instrument manufacturers, including Chemspeed Technologies, Zinsser Analytic, and others. We believe that our Tools offerings are unique because our workflows enable fully automated, software-driven experimentation with laboratory equipment and research data integration capabilities.

Symyx Software competes in the life science research software market with companies like CambridgeSoft Corporation, and in more limited areas, with other providers of scientific data management software. In our assessment, the research software market is highly fragmented and a large number of software providers offer spot solutions targeted to particular areas within laboratory informatics. We believe that Symyx Software is unique in its ability to enable enterprise-wide data integration and access to experiment design, execution and analysis.

Backlog of Committed Revenue

As of December 31, 2006, our customers have contractually committed approximately $90 million of our 2007 revenue for the purchase of Symyx Tools, licenses to Symyx Software and intellectual property, and funding for research and development under collaborative agreements in 2007. We also have approximately an additional $58 million in revenue backlog expected to be realized in fiscal 2008 and beyond. As of December 31, 2005, our total backlog of committed revenue was $246 million. The decrease in backlog from 2005 to 2006 was primarily due to the delivery of services and tools during 2006.

Employees

Currently we have a total of approximately 380 employees, including approximately 280 scientific and technical employees and over 100 people in business development, legal, sales, and general and administrative services. Our headcount increased significantly during 2006 because of the expansion of our software group and the acquisition of Autodose in July 2006. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 20, 2007:

Name of Executive Officer	Age	Position with the Company
Steven D. Goldby (1)	66	Chairman of the Board and Chief Executive Officer
Isy Goldwasser (2)	37	President
Jeryl L. Hilleman (3)	49	Executive Vice President and Chief Financial Officer
Paul J. Nowak (4)	52	Executive Vice President and Chief Operating Officer
W. Henry Weinberg (5)	62	Executive Vice President and Chief Technical Officer
Rex S. Jackson (6)	46	Executive Vice President and General Counsel

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

(6)          Mr. Jackson joined Symyx in February 2007. Prior to Symyx, he held various management positions at multiple companies, including Senior Vice President and General Counsel for Avago Technologies Ltd. and Synopsys, Inc. Mr. Jackson obtained a B.S. degree in political science from Duke University and a J.D. degree from Stanford University.

There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the discretion of the Board.

Environmental Matters

Our United States and European operations are subject to federal, state, and local environmental laws and regulations. We have a number of proactive programs underway to minimize our impact on the environment, and we believe that we are in substantial compliance with environmental laws and regulations.

Company Website and Available Information

We are subject to the informational requirements of the Securities and Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our website can be found at www.symyx.com. The website contains information about Symyx, our products and services, and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge at our website as soon as reasonably practicable after they are filed with the SEC. Furthermore, any materials we file with the SEC may be read at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Anyone may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website also contains our Corporate Governance Guidelines, charter and membership of the Board’s Audit, Compensation and Nominating and Governance Committees, as well as our Code of Conduct and Ethics.

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

Most of our revenue is generated from a small number of key customers and the loss of or reduction in business from a key customer could substantially reduce our revenues and be perceived as a loss of momentum in our business

Over time we have expanded our base of customers and research collaborative partners, however, substantial portions of our revenues are generated from a small number of companies. In particular, ExxonMobil and The Dow Chemical Company accounted for 41% and 23%, respectively, of our total revenue in the year ended December 31, 2006. We expect that ExxonMobil, The Dow Chemical Company, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future and the loss of or reduction in business from one or more of these customers or collaborative partners would harm our business and operating results. When our alliance with ExxonMobil lapses in 2008. we may experience a reduction in total revenue if we cannot timely replace the revenue from the ExxonMobil alliance with a revenue stream from other sources comparable in size. The cancellation of or reduction of business from the ExxonMobil or The Dow Chemical Company strategic alliance, or the failure to renew either alliance, or loss of or reduction in business from another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have an adverse impact on our financial results, which may cause the market price of our common stock to fall.

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

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team

We have completed three acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenues, earnings, or business synergies that we anticipate. The time, capital management, and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

•       secure new Symyx Tools customers; and

•       add additional licensees of our software, discovered materials, and intellectual property.

Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on acceptance by potential customers of our high-throughput screening technology and methodology as an effective tool in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. A failure to achieve the necessary customer acceptance and extend current collaborations and add new ones, secure new Symyx Tools customers, and add additional licensees of our software, discovered materials, and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

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

We are dependent on the research and development activities of companies in the chemical, energy, life science, consumer product, and other industries, and declines or reductions in research and development activities in these industries could harm our business

The market for our research services, Symyx Tools, and Symyx Software within the chemical, energy, electronics, life science, consumer product, and other industries depends on our customers’ ability and willingness to invest in research and development. A large portion of our revenues are attributable to our collaborative arrangements with chemical, energy, life science, consumer product, and other companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

In particular, many companies in the chemical and life science industries have, in the past several years, experienced declining profitability or even losses. As a result, some chemical and life science companies have reduced their research and development activities. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our approach can help chemical, energy, life science, consumer product, and other companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent that these companies reduce their research and development activities, they would be less likely to do business with us. As a result of current negative economic conditions, a number of these companies have recently both reduced the size of their research and development budgets as well as the size of their workforces. Decisions by these companies to reduce their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Symyx Tools and related licenses and products, or choosing not to work with Symyx, any of which could reduce our revenues and harm our business and operating results.

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

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations

We have experienced rapid and substantial growth since our inception. Overall, we have increased the number of our employees from approximately 170 at the end of 1999 to approximately 380 at the end of

2006 and offices in one country in 1999 to offices in 5 countries in 2006. This growth has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

We have a limited number of contracts for the sale of Symyx Tools and for the licensing of intellectual property, software, technologies, and materials to date, and we cannot assure you that we will be able to build a sustainable business related to either the sale of additional systems or the licensing of intellectual property, software, technologies, and materials

To date, we have entered a growing but still limited number of contracts for our Symyx Tools. Because of the high cost and complexity of these systems, the sales cycle for them has been and is likely to continue to be long. Sales of these systems will require us to educate our potential customers about the full benefits of these systems, which may require significant time.

Sales of Symyx Tools and licensing of intellectual property, software, technologies, and materials will be subject to a number of significant risks over which we have little or no control, including:

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

•       customers’ willingness to renew annual right to use software license or maintenance and support agreements;

•       the fact that there may be only a limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•       a long sales cycle that involves substantial human and capital resources; and

•       potential downturns in general or in industry specific economic conditions.

If we are unable to continue to build the infrastructure to support Symyx Tools and intellectual property and software licensing, or if the sales or build cycles for Symyx Tools or software licensing lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

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

In addition, our 1997 Stock Plan has recently expired and there is no guarantee that our stockholders will approve a new stock plan at our next annual meeting, if ever. Since stock-based compensation is an important employee recruitment and retention tool, we may not be able to attract and retain key personnel if we do not receive stockholder approval for a new plan.

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

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business

The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage, and our business and operating results could be harmed.

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

We have engaged in business relationships with early stage companies whose ability to perform all their obligations is less certain than our traditional large chemical, energy, life science, and consumer product customers

We have entered into collaborative, development and licensing relationships in certain areas with early stage companies. These companies may lack established businesses and there is no assurance that these companies will succeed. The inability of these companies to perform all their financial and operational contractual obligations in a timely manner could adversely affect our results.

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

•       expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;

•       the size and timing of customer orders for shipments of, and payments related to, Symyx Tools;

•       the technical risks associated with the delivery of Symyx Tools and the timing of customer acceptance of Symyx Tools;

•       the size and timing of both software and intellectual property licensing agreements we may enter into;

•       the timing and willingness of partners to commercialize our discoveries that would result in royalties;

•       the size and timing of royalties we receive from third parties, including those who license Symyx Tools and Software for resale;

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

These factors and fluctuations, as well as general economic, political, and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options or restricted stock units.

We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture our Symyx Tools if shipments from these suppliers are delayed or interrupted

Key parts of our Symyx Tools are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. In the event that supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for Symyx Tools or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

Even if alternative sources of supply are available, it could be time-consuming and expensive for us to qualify new vendors and integrate their components into our Symyx Tools. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products.

Our investments could lose market value and consequently harm our ability to fund continuing operations

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in United States currency.

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

We are exposed to general global economic and market conditions

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. In recent quarters, our ability to conclude Symyx Tools sale agreements and research and development collaborative arrangements have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material adverse impacts on our business, operating results, and financial condition.

We are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and intellectual property

We have recently established operations in certain parts of Europe and Asia. We intend to continue to expand our international presence in order to increase our export sales. Export sales to international customers and operating in foreign countries entail a number of risks, including:

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

•       potentially adverse taxes;

•       currency exchange fluctuations;

•       greater difficulties in maintaining and enforcing United States accounting and public reporting standards;

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

Compliance with current and future environmental regulations may be costly which could impact our future earnings.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. These and other environmental regulations may require us to reengineer certain of our existing

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment and harm our business

Our facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures, and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. We do not carry earthquake insurance on the property that we own and the insurance we do maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could harm our business and operating results.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders

As of December 31, 2006, our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our facilities currently consist of an aggregate of 158,000 square feet of office, research, and laboratory space in several locations in California, New Jersey, North Carolina, Oregon, and other states and countries. We own the 39,000 square-foot building at 3100 Central Expressway, Santa Clara, California and lease the remaining office spaces under lease agreements that expire from April 2007 to November 2015. We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and foreseeable future requirements.

Item 3.                        Legal Proceedings

In May 2006, we filed a complaint against Intematix Corporation (“Intematix”) for patent infringement in the United States District Court for the Northern District of California alleging willful infringement of five patents (the “Original Complaint”) and we amended the Original Complaint to add a claim for a declaratory judgment that we did not misappropriate any trade secret information of Intematix (the “Amended Compliant”). In June 2006, Intematix filed a complaint against us in the California Superior Court for Alameda County alleging trade secret misappropriation and unfair competition (the “Intematix Complaint”), and they filed a Second Amended Complaint, asserting trade secret misappropriation and unfair competition claims against Symyx, Isy Goldwasser, our president, individually, Intermolecular and David Lazovsky, Intermolecular’s chief executive officer, individually. In December 2006, the parties resolved the litigation.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol of “SMMX.” The following table sets forth, for the period indicated, the low and high bid prices per share for our common stock as reported by the NASDAQ Global Select Market.

	HIGH	LOW
2005
First Quarter	$30.61	$21.61
Second Quarter	$28.49	$21.47
Third Quarter	$31.09	$24.01
Fourth Quarter	$28.77	$22.84
2006
First Quarter	$29.58	$24.00
Second Quarter	$30.40	$22.21
Third Quarter	$25.14	$20.96
Fourth Quarter	$25.20	$19.40

As of February 20, 2007, there were approximately 110 holders of record of our common stock.

No dividends have been paid on our common stock since our inception and we currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to our shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	A Number of Securities to Be Issued Upon Exercise of Outstanding Options		B Weighted Average Exercise Price of Outstanding Options	C Number of Securities to Be Issued Upon Vesting of Outstanding Restricted Stock Units	D Weighted Average Grant Price of Outstanding Restricted Stock Units	E Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns A and C)
Equity Compensation Plans Approved by Stockholders(1)	6,446,274	(3)	$27.41	328,050	$29.05	3,593,661	(4)
Equity Compensation Plans Not Approved by Stockholders(2)	316,318		$26.01	—	—	713,950
Total	6,762,592		$27.35	328,050	$29.05	4,307,611

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

(3)           Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,789,350 shares as of December 31, 2006. Under the 1999 Employee Stock Purchase Plan,

each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last United States business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date. Eligible employees may defer up to 10% of their salary, but not to exceed $25,000, in any calendar year, to purchase shares under this Plan.

(4)           Consists of shares available for future issuance under our 1996 Stock Option Plan, 1997 Stock Option Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2006, an aggregate of 1,789,350 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 1,804,311 shares of common stock were available for issuance under the 1996 Stock Option Plan and 1997 Stock Option Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our Board of Directors. The 1997 Stock Option Plan provides for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by our Board of Directors. The 1997 Stock Option Plan expired on February 26, 2007.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return for each of the NASDAQ composite and the S & P Biotechnology index for the 60 months commencing from December 31, 2006. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Symyx Technologies, Inc., The NASDAQ Composite Index
And The S & P Biotechnology Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Symyx Technologies, Inc.	100.00	59.27	96.75	141.48	128.48	101.65
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
S & P Biotechnology	100.00	79.59	102.55	110.35	130.52	126.94

Item 6.                        Selected Financial Data

The following selected historical information has been derived from our audited financial statements. The financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Service revenue	$57,933	$56,980	$42,251	$38,689	$35,397
Product sales	33,526	26,663	27,060	14,458	25,877
License fees and royalties	33,441	24,494	13,874	9,816	3,547
Total revenue	124,900	108,137	83,185	62,963	64,821
Operating expenses:
Cost of products sold	11,811	11,090	7,857	2,937	6,239
Research and development	65,060	50,660	41,142	40,058	39,307
Sales, general and administrative	35,224	25,566	18,007	14,933	14,592
Acquired in-process research and development	1,392	1,590	2,260	—	—
Amortization of intangible assets arising from business combinations	4,270	3,515	231	—	—
Total operating expenses	117,757	92,421	69,497	57,928	60,138
Income from operations	7,143	15,716	13,688	5,035	4,683
Interest and other income, net	7,709	4,427	2,521	1,996	3,260
Income before income tax expense and equity loss	14,852	20,143	16,209	7,031	7,943
Income tax expense	(6,382)	(8,141)	(3,327)	(1,290)	(2,657)
Equity in loss from investment in Visyx Technologies Inc.	(186)	—	—	—	—
Net income	$8,284	$12,002	$12,882	$5,741	$5,286
Basic net income per share	$0.25	$0.37	$0.40	$0.18	$0.17
Shares used in computing basic net income per share	33,199	32,819	32,067	31,199	30,647
Diluted net income per share	$0.24	$0.35	$0.38	$0.18	$0.17
Shares used in computing diluted net income per share	34,214	34,564	33,872	32,470	31,638

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$149,995	$168,625	$136,541	$138,698	$118,020
Working capital	146,180	162,237	142,361	131,154	118,363
Long-term investments	13,714	—	—	—	—
Goodwill and intangible assets	31,657	32,065	24,397	856	910
Total assets	260,006	241,412	207,002	177,536	157,368
Total stockholders’ equity	228,376	218,529	191,009	159,438	145,483

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2006, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

Our revenue and cash flows from operations have come from research collaborations, sale and support of laboratory systems, and licensing of software, discovered materials, and intellectual property. We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical, energy, electronics, life science, and other industries. We expect that our future cash flows and revenue will be comprised in large part of payments to be made and revenue to be earned under research and development collaborations together with product sales and license fees and royalties.

Since our inception, we have invested heavily in establishing the technology, laboratory systems, and software necessary to transform traditional research and development and pursue high-throughput discovery of materials. Through collaborations and our own internal research, we continue to develop and apply high-throughput technologies for discovery of new materials. Our list of discovered materials continues to advance over time, including catalysts to manufacture commodity chemicals and polyolefins, polymers and phosphors for life science and industrial applications, and materials for electronics applications. We apply our expertise in high-throughput research technologies to offer a growing line of Symyx Tools to enable improved research and development execution in our customers’ laboratories. We continue to expand Symyx Software, offering customers an integrated research and development execution and decision-support system. We believe we are now well positioned to capitalize on these investments.

Recent Developments

Our major recent developments and their impact on our business are highlighted below:

•       Completion of $30 million repurchase of 1.2 million shares of Symyx common stock

•       Creation and venture funding of Visyx in November 2006, providing a focused company for the commercial development of Symyx sensor technology

•       Strategic investment in Intermolecular Inc., a venture-backed company advancing technologies for semiconductor manufacturing

•       Commercialization of a Symyx-discovered polymer for an undisclosed electronic application by JSR Corporation, bringing the total number of commercialized Symyx-discovered materials to five

•       Announcement by the Dow Chemical Company of the introduction of a revolutionary olefin-based elastomer, INFUSE™ Olefin-Block Copolymers, discovered by Dow using Symyx Tools and manufactured using Dow technologies and a Symyx discovered catalyst. Sales of INFUSE are expected to generate royalty payments to Symyx

•       Growth within Symyx’s historic base of life science customers, plus expansion through new industrial and academic customers

•       Acquisition of Autodose in Geneva, Switzerland in July 2006, providing an operating base in Europe, advanced powder handling capabilities and a springboard for new Benchtop Tools products

•       Introduction of Symyx Benchtop System at the American Laboratory Association (ALA) meeting in January 2007, adding a significant new modular entry point for Symyx Tools and winning the ALA New Product Award Designation

•       Expanding adoption of Symyx Software by pharmaceutical companies plus increasing biotechnology company customer base and active evaluation by chemical companies

•       Introduction of three major new software product releases: Symyx ELN Software 5.3, Discovery Notebook 4.0 and release of upgrades to the Symyx Lab Execution and Analysis applications

In the year ended December 31, 2006, we generated total revenue of $124.9 million, with operating income of $7.1 million, net income of $8.3 million and diluted earnings per share of $0.24. Included in the 2006 operating income and net income were purchase accounting adjustments and other special charges arising from the acquisitions, including approximately $1.4 million of an in-process research and development charge, $4.3 million of amortization of intangible assets, and other merger related expenses.

During 2006, we generated a positive cash flow from operations. After paying $30 million to repurchase a portion of our common stock, making a $13.5 million long-term investment in Intermolecular, Inc., providing $400,000 of funding to Visyx Technologies Inc. and using a net $4.2 million to acquire Autodose, we ended the year with $150.0 million in cash, cash equivalents and available-for-sale securities.

Our total headcount increased from 275 employees at the end of 2004 to 347 employees at the end of 2005 and to 380 employees at the end of 2006 primarily as the result of acquisitions, the expansion of our software group, additional research personnel to meet our contractual obligations under our alliance agreements with ExxonMobil and Dow and additional sales and marketing resources. We anticipate that our headcount will continue to increase to meet the mix and level of staffing required by our collaborative, tools and software agreements.

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

To reduce stock-based compensation expenses under SFAS 123R, on two separate occasions during the three month period ended September 30, 2005, the Compensation Committee of our Board of Directors approved amendments to the terms of outstanding options to purchase shares of our common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully-vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of Symyx on such date. The first occasion was on September 13, 2005, when we amended the terms of outstanding options to purchase approximately 251,000 shares of our common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when we amended the terms of outstanding options to purchase approximately 159,000 shares of our common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of our various stock plans. No options held by our executive officers or members of our Board of Directors were accelerated pursuant to this authorization. No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates. These accelerations reduced compensation expenses that would have been recorded in accordance with SFAS 123R in the consolidated income statement for the year ended December 31, 2006.

We recognized stock-based compensation expenses of $10.3 million during the year ended December 31, 2006. Stock-based compensation expenses recognized in our results of operations for the year ended December 31, 2006 were as follows (in thousands):

Cost of products sold	$163
Research and development	4,450
Sales, general and administrative	5,683
Total	$10,296

Included in the above amounts are expenses related to restricted stock units of $7.9 million, which would have been included in our consolidated income statement for the year ended December 31, 2006 under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The expenses related to restricted stock units are therefore not considered as part of the impact of the adoption of SFAS 123R for the year ended December 31, 2006 in the following table (in thousands, except per share amounts).

	As Reported	Effect of Adopting SFAS 123R Included
Income from continuing operations	$7,143	$(2,415)
Income before income tax expense and equity loss	$14,852	$(2,415)
Net income	$8,284	$(2,010)
Cash flow from operations	$29,920	$(2,262)
Cash flow from financing activities	$(11,425)	$2,667
Basic net income per share	$0.25	$(0.06)
Diluted net income per share	$0.24	$(0.06)

In accordance with SFAS 123R, stock-based compensation expenses recognized in the consolidated income statement for the year ended December 31, 2006 were based on awards ultimately expected to vest. The forfeiture rate was estimated to be between 0% and 15% based on historical turnover rates of different groups of employees. The forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

As of December 31, 2006, we have the following unrecognized compensation costs: a) $604,000 related to unvested stock options granted and outstanding expected to be amortized on a graded vesting basis through 2009; b) $1,704,000 related to unvested restricted stock units granted expected to be amortized on a straight-line basis over the remaining vesting period of 2 to 4 months; and c) $335,000 related to our Employee Stock Purchase Plan (“ESPP”) expected to be amortized on a straight-line basis over the weighted-average remaining period of 6 months.

Business Acquisitions

Acquisition of Autodose SA

On July 13, 2006, we completed the acquisition of 100% of the outstanding shares of privately-held Autodose SA (“Autodose”), a Geneva, Switzerland-based maker of precision powder-dispensing equipment. By acquiring Autodose, we will be able to offer customers tools that combine Autodose’s powder-handling technology with our existing liquid-handling robotics technology. The acquisition was accounted for as a business combination. Autodose has since been renamed Symyx Technologies Europe

SA and its results of operations have been included in our consolidated financial statements since that date.

The preliminary purchase price for this acquisition was $7,103,000, consisting of approximately $6,856,000 in cash (including $1,024,000 to be paid to Autodose’s stockholders within 12 months of the date of the acquisition) and $247,000 in transaction costs, consisting of legal and other professional service fees.

The above purchase price is preliminary because additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain revenue targets in 2007, 2008 and 2009 by Autodose. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2006.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the preliminary purchase price to the tangible assets, liabilities, and intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess preliminary purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our Symyx Tools segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 7 of the Notes to Consolidated Financial Statements for information regarding the allocation of the preliminary purchase price.

In performing this allocation of the preliminary purchase price, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Autodose’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 16% to 23%. These discount rates were determined after consideration of our rate of return and the weighted average return on assets. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. Identifiable intangible assets purchased in the Autodose acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 5.3 years—no significant residual value is estimated for these assets:

	Amount	Useful Life
Customer backlog	$144	0.5 year
Trade name	343	5 years
Developed technology	2,061	5 years
Customer relationships	1,141	6.5 years
Total	$3,689	5.3 years

As of July 13, 2006, Autodose had been working on four development projects. These projects have not yet been proven to be technologically feasible, but have been developed to a point where they had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value of $1,392,000 was expensed immediately upon the closing of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of in process research and development (“IPR&D”) was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 23% was used for IPR&D, which is higher than the discount rate used to value certain other Autodose assets due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results.

Acquisition of Synthematix, Inc.

On April 1, 2005, we completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc., based in Durham, North Carolina. Synthematix was a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The results of Synthematix’s operations have been included in our consolidated financial statements since that date. On August 1, 2005, Synthematix was merged into one of our subsidiaries, Symyx IntelliChem, Inc., whose name was subsequently changed to Symyx Software, Inc.

The purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the preliminary purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 7 of Notes to Consolidated Financial Statements for information regarding the purchase price allocation.

In performing this purchase price allocation, we considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Synthematix’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty approach was also utilized when appropriate. The rates utilized to discount the net cash flows to their present values ranged from 15% to 17.5%. These discount rates were determined after consideration of our rate of return and the weighted average return on assets. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets. Identifiable intangible assets purchased in the Synthematix acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 4.6 years. No significant residual value is estimated for these assets.

	Amount	Useful Life
Trade name	$280	1 year
Developed technology	2,350	4.5 years
Customer relationships	500	7.0 years
Total	$3,130	4.6 years

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rate for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for non-software product revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those non-software product sale contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue among the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

Service revenue consists of research and development funding received from collaborative partners as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for Symyx Tools, comprising hardware, associated software and intellectual property licenses and consumables. Royalties and license fees include fees for licensing of our software, intellectual property, proprietary materials and technology license payments and royalties on laboratory systems and software sold under license by third parties.

Service Revenue

We recognize revenue from research collaboration agreements, software consulting agreements, and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized as earned upon performance of the services over the relevant periods specified in the agreement, generally the research term. Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

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

Product Sales

We recognize revenue from the sale of Symyx Tools hardware and the license of associated software, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Symyx Tools as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Symyx Tools, revenue from the sale of the Symyx Tools is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once we have established fair value for all undelivered elements. A warranty expense accrual is established at the time of delivery.

Software License Fees

For software licensed on an annual right to use basis, revenue is recognized on a straight-line basis over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria have been met. By way of example, for the ELN software products that we acquired from IntelliChem, Inc. and Synthematix, Inc, we have not yet established the fair value of certain ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value for any remaining undelivered elements can be established.

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow APB No. 25 and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in our financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date. Deferred compensation for options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of our common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method through December 31, 2005.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the year ended December 31, 2006 includes: (a)  ESPP awards with offering periods commencing, and stock options granted or assumed, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 1 and 4 of the Notes to the Consolidated Financial Statements for further details.

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Symyx Tools system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx Tools system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. In years 2006, 2005 and 2004, we have recorded favorable adjustments of approximately $200,000, $416,000 and $966,000, respectively.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standard No. 2, Accounting for Research and Development Costs (“SFAS 2”), and Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed our software development costs when incurred.

Inventories

We carry our inventories at the lower of cost or market, cost being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Intangible Assets

We amortize intangible assets, with the exception of goodwill which is not subject to amortization, over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 10 of the Notes to Consolidated Financial Statements, the 2006 amortization expense of intangibles would have been increased by $0.9 million. We conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

Valuation of Goodwill and Purchased Intangible Assets

We evaluate the recoverability of goodwill and other intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of goodwill or other intangible assets have been identified during any of the periods presented.

RESULTS OF OPERATIONS

Revenue

	2006		2005		2004
	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)
Service revenue	$57,933	2%	$56,980	35%	$42,251
Product sales	33,526	26%	26,663	(1)%	27,060
License fees and royalties	33,441	37%	24,494	77%	13,874
Total revenue	$124,900	16%	$108,137	30%	$83,185

Our total revenue increased 30% from 2004 to 2005 and 16% from 2005 to 2006. These increases were primarily due to the expansion of revenue under our alliances with ExxonMobil and The Dow Chemical Company, particularly in regard to sale of Tools, as well as an increase in software license fees and royalties from new and existing customers.

In 2005, we commenced bifurcating Symyx Tools sales transactions into product sales revenue (reported under the Symyx Tools segment) and software license fees revenue (the majority of which was reported under the Symyx Software segment). Prior to 2005, Symyx Tools sales transactions were reported solely in the product sales revenue line in the consolidated income statements. It was not practical to bifurcate the Symyx Tools sales transactions recorded prior to 2005 into product sales and software license fees revenue.

Revenue is attributed to the following geographic locations based on the physical location of Symyx’s customers (as a percentage of total revenue in the respective periods):

	2006	2005	2004
North America	89%	83%	80%
Japan	3%	2%	7%
Belgium	2%	2%	10%
Europe (excluding Belgium)	6%	13%	3%
Total	100%	100%	100%

The following table lists our major customers for the years ended December 31, 2006, 2005 and 2004 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our total revenue will continue to be generated from a few key customers.

	2006	2005	2004
ExxonMobil	41%	39%	54%
The Dow Chemical Company	23%	25%	5%
Total	64%	64%	59%

We segregate revenue by the following segments:

	2006		2005		2004
	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)
Collaborations	$52,218	(3)%	$53,818	28%	$42,131
Symyx Tools	37,847	23%	30,829	8%	28,576
Symyx Software	25,495	66%	15,315	125%	6,815
Materials and IP Licensing	5,650	7%	5,268	26%	4,191
Symyx Sensors	3,690	27%	2,907	97%	1,472
Total	$124,900	16%	$108,137	30%	$83,185

The reconciliation of segment revenue above to the revenue disclosed in the consolidated income statements is provided in Note 6 “Segment Disclosure” of Notes to the Consolidated Financial Statements.

Collaborations Revenue

The Collaborations group generates revenue primarily from the research services it provides to our collaboration partners.

The increase in Collaborations revenue from 2004 to 2005 was primarily attributable to the funding received under the alliance agreement we entered into with The Dow Chemical Company effective January 1, 2005 partially offset by a decrease in the level of funding received from an undisclosed partner. In 2006, revenue from Collaborations decreased due to the expiration of the collaboration with BP, partially offset by a new collaboration we started with 3D Systems.

We expect to receive over $200 million in revenue from ExxonMobil and over $120 million in revenue from Dow during the five-year term of each of the alliances, through our research collaborations, product sales, and license of software and intellectual property. Through December 31, 2006, we had recognized $151.6 million and $53.3 million of revenue from the ExxonMobil and Dow alliances, respectively, including a total of approximately $116.7 million in Collaborations revenue from these two alliances. We believe these two alliances will continue to be the major contributors to our Collaborations revenue in 2007.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools and associated services.

Symyx Tools revenue increased from $28.6 million in 2004 to $30.8 million in 2005 and $37.8 million in 2006. For the year ended December 31, 2006, Symyx Tools revenue included $33.5 million of product sales, $4.3 million of service revenue, and $51,000 of license revenue. For the year ended December 31, 2005, Symyx Tools revenue included $26.7 million of product sales, $4.1 million of service revenue, and $70,000 of license revenue. For the year ended December 31, 2004, Symyx Tools revenue included $25.7 million of product sales, $2.8 million of service revenue and $31,000 of license revenue. The increase in Symyx Tools revenue in 2006 and 2005 was primarily due to increased shipments of Symyx Tools. During the years ended December 31, 2006 and 2005, we shipped 26 and 20 tools, respectively, including our CORE(x) modules and extended core modules and Autodose’s benchtop products, to chemical, life science, academic institutions, and several other customers. We adopted our modular strategy in 2005 to facilitate timely customer purchases because purchase decisions on a complete Symyx Tools system may take a long time. This modular approach allows our customers to build up full combinatorial high-

throughput experimentation capability over time by acquiring stand-alone portions of a Symyx Tools system that integrate together to make an entire workflow.

Under the ExxonMobil and Dow alliances, we are contracted to deliver multiple Symyx Tools in the next few years. We also negotiate with other chemical and life science companies for the sale of Symyx Tools. We believe our expanding customer base will contribute to our expected growth of Symyx Tools revenue.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from the licensing of software, including Laboratory Execution and Analysis (“LEA”) and Electronic Laboratory Notebook (“ELN”) software, and provision of associated support, maintenance and consulting services.

Symyx Software revenue increased from $6.8 million in 2004 to $15.3 million in 2005 and to $25.5 million in 2006. The increase in Symyx Software revenue in 2005 was primarily due to increased revenue from software licenses, and associated maintenance and support from The Dow Chemical Company as well as a number of customers accessed through our 2004 acquisition of IntelliChem and our 2005 acquisition of Synthematix. The increase in Symyx Software revenue in 2006 was due primarily to increased revenue from software licenses and services provided particularly to large life science companies where our ELN software has established itself as the industry leader. We expect Symyx Software revenue will continue to grow as we recognize the revenue for licenses and services under these as well as new agreements.

Materials Licensing and IP Revenue

The Materials and IP Licensing group generates revenue primarily from the licensing fees received from licensing our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

Materials and IP Licensing revenue increased from $4.2 million in 2004 to $5.3 million in 2005 and to $5.7 million in 2006. The increase in licensing revenue in 2005 over 2004 was primarily due to payments received from The Dow Chemical Company. The increase in licensing revenue in 2006 over 2005 was primarily due to royalty payments received on products at the early stage of commercialization by our customers. We believe that the demonstrated acceptance of our high-throughput experimentation technology by our customers will lead to the expected growth in our license fee revenue in future years.

We currently have five materials commercialized by Celanese, Dow, JSR Corporation and Agfa-Gevaert N.V. We anticipate that our customers may commercialize an additional three materials during 2007. We believe that these commercialized materials will contribute to our growth in Intellectual Property and Materials Licensing revenue in the future.

Symyx Sensors Revenue

The Symyx Sensors group, prior to its spin-out into Visyx Technologies Inc., provided development services and licenses for specific applications of our sensor technology. Symyx Sensors revenue in both 2005 and 2004 consisted primarily of payments received from Hella KG. Symyx Sensors revenue increased significantly in 2006 over 2005 due primarily to payments received from Univation for sensor development services, partially offset by a decrease in payments received from Hella KG.

Cost of Products Sold

Cost of products sold was $11.8 million, or 35% of product sales revenue in 2006, compared to $11.1 million, or 42% of product sales revenue in 2005 and $7.9 million, or 29% of product sales revenue for the year ended December 31, 2004. The increase in the total cost of products sold in 2006 and 2005 was primarily due to the increase of products sold. The decrease in cost of products sold as a percentage of product sales revenue in 2006 compared to 2005 was due to the change in the product mix shipped in the respective years, and the development costs related to prototypes sold being previously expensed as development costs, as discussed below. The increase in cost of products sold as a percentage of product sales revenue in 2005 compared to 2004 was due to a change in the product mix shipped in the respective years, the change in 2005 of bifurcation of Symyx Tools sales transactions into product sales revenue and software license fees revenue discussed under “Revenue” above, as well as an unfavorable inventory obsolescence charge of approximately $725,000 in 2005.

The cost of products sold will continue to be driven by the variability of product mix and sales volume in each period. The cost of products sold as a percentage of product sales is expected to fluctuate significantly from period to period because the majority of Symyx Tools are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems sold to customers as a prototype, the development costs incurred prior to the commercial build are expensed as development costs, included in research and development expenses, which results in a lower cost of products sold and higher margin in the quarter in which such a system is sold to the customer.

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

Other Operating Expenses

	2006			2005			2004
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$65,060	52%	28%	$50,660	47%	23%	$41,142	49%
Sales, general and administrative	35,224	28%	38%	25,566	24%	42%	18,007	22%
Acquired in-process research and development	1,392	1%	(12)%	1,590	1%	(30)%	2,260	3%
Amortization of intangible assets arising from business combinations	4,270	3%	21%	3,515	3%	1,422%	231	*
Total operating expenses	$105,946	84%	30%	$81,331	75%	32%	$61,640	74%

*                     Less than 1%

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation expenses totaling $4.5 million in 2006, facility costs, supplies, and depreciation of facilities and laboratory equipment.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2006, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations.

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

We do not track fully burdened research and development costs or capital expenditures by project. However, based on hours spent on each project, we estimate the research and development efforts undertaken for various projects were as follows:

	2006	2005	2004
Projects funded by collaboration partners	65%	73%	79%
Projects funded internally:
Software development	26%	21%	5%
Research	7%	5%	10%
Tools development	2%	1%	6%
Total	100%	100%	100%

Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product and, therefore, whether we will achieve future milestones or royalty payments under our various collaborations.

Research and development expenses in 2004 included $1.2 million of direct costs of research services provided to Ilypsa, a related party. The increase of research and development expenses in 2006 and 2005 was driven primarily by the increases in salary related expenses due to the hiring of additional scientific and technical staff to work on research and development projects for ExxonMobil and Dow and increased headcount to develop our software platform.

Research and development expenses as a percentage of total revenue increased in 2006 compared to 2005 primarily due to the recognition of stock-based compensation expense. Research and development expenses as a percentage of total revenue decreased 2005 compared to 2004 because the increase in research and development expenses lagged the significant increase in total revenue. Our core business areas are research to discover new materials, the sale of instruments and licensing of related software and licensing of intellectual property and materials discovered in our collaborative and internal research programs. Accordingly, we expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollars.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses consist primarily of personnel costs for business development, legal, general management, finance, and human resources, including stock-based compensation expenses totaling $5.7 million in 2006, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. The increase in sales, general and administrative expenses in 2006 compared to 2005 was primarily due to the recognition of stock-based compensation and an increase of personnel costs. The increase in sales, general and administrative expenses in 2005 compared to 2004 was primarily due to an increase of personnel costs, mainly as a result of adding a number of business development and sales staff to manage and support our growth, and an increase in auditing and tax related service fees, largely as a result of the requirements of the Sarbanes-Oxley Act, offset partially by the decrease in legal fees for intellectual property litigation. We expect that our sales, general and administrative expenses will continue to increase in absolute dollar amounts as we:

•       increase headcount to support the growth in our business;

•       add to and improve our existing facilities; and

•       incur escalating costs related to being a public company, such as increasing professional fees, including costs associated with continued compliance with the Sarbanes-Oxley Act of 2002 and tax fees particularly in relation to the adoption of FIN 48 in 2007.

Sales, general and administrative expenses represented 28%, 24% and 22% of total revenue for years ended December 31, 2006, 2005 and 2004, respectively. The increase in sales, general and administrative expenses as a percentage of total revenue from 2005 to 2006 was primarily due to the recognition of stock-based compensation expense in 2006.

Acquired In-Process Research and Development

In July 2006, we acquired Autodose in a transaction accounted for as a business combination using the purchase method. The preliminary purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.4 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the Autodose acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed at the acquisition date in 2006.

In April 2005, we acquired Synthematix in a transaction accounted for as a business combination. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.6 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the Synthematix acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed at the acquisition date in 2005.

In November 2004, we acquired IntelliChem in a transaction accounted for as a business combination. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets included approximately $2.3 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the IntelliChem acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed at the acquisition date in 2004.

Amortization of Intangible Assets Arising from Business Acquisitions

In connection with the acquisitions of IntelliChem in November 2004, Synthematix in April 2005, and Autodose in July 2006, we recorded an aggregate of $20.7 million of intangible assets (See Note 10 of the Notes to Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. For the years ended December 31, 2006, 2005 and 2004, we recorded $4.3 million, $3.5 million and $231,000, respectively, of amortization of intangible assets expense related to these acquisitions.

Interest and Other Income, Net

Interest and other income, net, for the years ended December 31, 2006, 2005 and 2004 consisted primarily of interest income of approximately $7.7 million, $4.3 million and $2.4 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income increased in 2006 and 2005 due to the impact of rising average interest rates and increasing average investment balance in the past two years. Interest and other income in 2006 includes a settlement received in relation to a legal proceeding.

Provision for Income Taxes

We recorded an income tax expense of $6.4 million in 2006, $8.1 million in 2005 and $3.3 million in 2004. Our effective income tax rate was 43.5% for 2006, 40.4% for 2005 and 20.5% for 2004. The effective income tax rate for 2006 is higher than our statutory rate principally due to the non-deductibility of both the in-process research and development charge from the Autodose acquisition and certain stock-based compensation expenses. The effective income tax rate was significantly lower than our statutory rate in 2004 due to the recognition of approximately $4.3 million of income tax benefits from certain of our deferred tax assets in 2004, which had previously been offset by a valuation allowance. We expect our 2007 income tax rate to be close to 40%.

As of December 31, 2006, we had net deferred tax assets of approximately $9.6 million. Our net deferred tax assets primarily relate to state research and development credits and the temporary difference between book and tax depreciation expenses and stock-based compensation, partially offset by deferred tax liabilities recognized for intangible assets in the IntelliChem, Synthematix, and Autodose acquisitions. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $1.0 million. The net operating losses from the acquisitions of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized.

As of December 31, 2006, we had California research and development tax credits of approximately $2.1 million. The state research and development credits have no expiration date.

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. We recorded a $186,000 equity loss based on our share of the loss reported by Visyx for the period ended December 31, 2006.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects. We expect FIN 48 will result in increased volatility in our future effective income tax rates, the extent of which has not been determined yet.

Fair Value Measures

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by us in the first quarter of fiscal 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operating activities for the year ended December 31, 2006 and finished the year with cash, cash equivalents and available-for-sale securities of approximately $150.0 million. This compared to cash, cash equivalents and available-for-sale securities of approximately $168.6 million at December 31, 2005. During 2006, we used $30.0 million to repurchase our common stock, $19.6 million for capital expenditure, $13.5 million for a long-term investment in Intermolecular, Inc., $400,000 for our investment in Visyx Technologies Inc., and a net of $4.2 million for the acquisition of Autodose SA.

As of December 31, 2006, we had $791,000 of noncurrent deferred tax liabilities arising from the Autodose acquisition.

Our operating activities provided $29.9 million, $42.6 million and $22.9 million of cash in 2006, 2005, and 2004, respectively. The sources of cash for the three years were primarily the receipt of research and development funding from collaborative partners and revenue from product sales and licensing, partially offset by operating expenses. We expect that we will continue to generate positive cash flows from our operating activities on an annual basis, although this may fluctuate significantly on a quarterly basis. Depending on the timing of tools deliveries and customer payments, we may experience negative cash flows from operating activities. As a result of adopting SFAS 123R, $2.7 million of excess tax benefits for the year ended December 31, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities was $53.0 million, $2.7 million and $32.7 million, respectively, in 2006, 2005, and 2004. Included in the 2006 cash used in investing activities were $13.9 million for long-term investments in Intermolecular and Visyx and a net of $4.2 million for the acquisition of Autodose. During the same period of time, the majority of proceeds from the maturities of available-for-sale securities were re-invested in available-for-sale securities. Included in the 2005 cash used in investing activities was the $12.8 million net cash paid for the acquisition of Synthematix. Included in the 2004 cash used in investing activities was the $26.9 million net cash paid for the acquisition of IntelliChem. The other fluctuations from period to period were due primarily to the timing of purchases, sales, and maturity of our available-for-sale securities. Cash used in purchases of property, plant and equipment was $19.6 million, $6.5 million and $4.5 million, respectively, in 2006, 2005, and 2004. The increase of cash used in purchases of property, plant and equipment in 2006 was primarily associated with the build-out of an additional leased facility. We expect to continue to make significant investments in the purchases of property and equipment to support our expanding operations.

Financing activities used $11.4 million of cash in 2006 and provided cash of $11.3 million and $12.1 million in 2005 and 2004, respectively. The cash inflows were primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in each of the three years and for 2006, excess tax benefits from stock-based compensation. Cash outflows from financing activities in 2006 consisted of $30.0 million of cash used to repurchase our common stock.

Our accounts receivable balance at December 31, 2006 increased significantly compared to December 31, 2005 due to the large number of Symyx Tools delivered late in the last quarter of 2006. Current liabilities increased by approximately $8.0 million at December 31, 2006 as compared to December 31, 2005. All current liabilities, except for deferred rent, have increased in 2006 due to the expansion of our operations in 2006.

Backlog

As of December 31, 2006, our customers have contractually committed to fund of approximately $90 million and $58 million, respectively, for year 2007 and beyond, for the purchase of Symyx Tools, licenses to our intellectual property and software, and research work to be undertaken.

Principal Commitments

Our principal commitments consist of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements. As of December 31, 2006 and 2005, our principal commitments were $16.6 million and $17.7 million, respectively. Subsequently in January 2007, we extended our lease for one of our facilities in Sunnyvale, California, until November 2015, which resulted in an incremental commitment of $5.9 million. We expect to satisfy these obligations as they become due over the next nine years.

Future principal commitments as of December 31, 2006 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$13,240	$2,985	$4,984	$2,741	$2,530
Purchase Commitments	3,331	3,331	—	—	—
Total	$16,571	$6,316	$4,984	$2,741	$2,530

We believe that our current cash, available-for-sale securities balances and the cash flows expected to be generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Other Commitments

As discussed in the “Off Balance Sheet Financing and Related Party Transactions” below, our commitment for future investments pursuant to the Collaborative Development and License Agreement and the Alliance Agreement with Intermolecular, Inc. as of December 31, 2006 were $1,879,000. We expect to meet this commitment during the next two years with additional research efforts and capital expenditures.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2006, we were not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in the Note 7 of Notes to Consolidated Financial Statements, additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain 2007, 2008 and 2009 revenue targets by Autodose. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2006.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2006. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The transactions between us and related parties during 2006 were:

•       Revenue received for software maintenance and support from Ilypsa, Inc. (“Ilypsa”) of which we own approximately 13% of outstanding common stock, totaled $181,000. We account for our ownership interest in Ilypsa using the cost method as we do not have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of Ilypsa.

•       On March 17, 2005, we entered into a Collaborative Development and License Agreement and on December 19, 2005, we entered into an Alliance Agreement, with Intermolecular. In accordance with the agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party is bearing its own expenses. In August 2006, we invested $13,500,000 in exchange for approximately 13% of the outstanding shares of Intermolecular. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over the strategic, operating, investing and financing activities of Intermolecular. Thomas Baruch, one of our board members, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, our chairman and chief executive officer, is also a director of Intermolecular. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular. During 2006, we recorded $52,000 in royalty revenue from Intermolecular.

•       In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, one of our board members, is a director of Solyndra and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During 2006, we recognized $1,228,000 of revenue from providing research services to Solyndra.

•       In November 2006, we incorporated Visyx Technologies Inc. and provided funding of $400,000 as well as rights to certain intellectual property in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. Isy Goldwasser, our president, is a board member of Visyx. Thomas Baruch, one of our board members, is a general partner of CMEA Ventures, which holds approximately 42% of outstanding shares of Visyx and has a 49% voting right in relation to its shareholding. We recorded a $186,000 equity loss from this investment in Visyx for the period from its inception to the end of 2006.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 7a.                 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash equivalents and available-for-sale investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2006 our investment portfolio was comprised of approximately $36.1 million in money market funds as well as corporate debts with maturities of three months or less and $113.9 million in U.S. municipal and corporate debts. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2006 levels, the fair value of our portfolio would decline by approximately $270,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:

Principal Amount by Expected Maturity (in thousands)

Average Interest Rate

	Mature in 2007	Fair Value As of December 31, 2006
Available-for-sale securities	$113,842	$113,875
Average interest rate	4.85%

ITEM 8.                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Symyx Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated income statements, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 4 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symyx Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2007

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$36,120	$70,607
Available-for-sale securities	113,875	98,018
Accounts receivable	16,602	9,852
Inventories	2,680	841
Deferred tax assets, current	5,565	2,739
Interest receivable and other current assets	2,177	3,063
Total current assets	177,019	185,120
Property, plant and equipment, net	31,222	21,756
Goodwill	18,046	17,618
Intangible assets, net	13,611	14,447
Long-term investments	13,714	—
Deferred tax and other assets	6,394	2,471
Total assets	$260,006	$241,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,252	$2,273
Other accrued liabilities	6,301	5,081
Deferred payment to stockholders of acquired business	1,024	—
Accrued compensation and employee benefits	6,307	6,144
Income taxes payable	7,418	3,737
Deferred rent	732	759
Deferred revenue	4,853	4,244
Warranty expense accrual	952	645
Total current liabilities	30,839	22,883
Noncurrent deferred tax liabilities	791	—
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 32,975,216 and 33,194,140 shares issued and outstanding at December 31, 2006 and 2005, respectively	33	33
Additional paid-in capital	197,823	196,815
Deferred stock compensation	—	(261)
Accumulated other comprehensive loss	(4)	(298)
Retained earnings	30,524	22,240
Total stockholders’ equity	228,376	218,529
Total liabilities and stockholders’ equity	$260,006	$241,412

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	2006	2005	2004
Revenue:
Service revenue	$57,933	$56,980	$42,251
Product sales	33,526	26,663	27,060
License fees and royalties	33,441	24,494	13,874
Total revenue	124,900	108,137	83,185
Operating expenses:
Cost of products sold	11,811	11,090	7,857
Research and development	65,060	50,660	41,142
Sales, general and administrative	35,224	25,566	18,007
Acquired in-process research and development	1,392	1,590	2,260
Amortization of intangible assets arising from business combinations	4,270	3,515	231
Total operating expenses	117,757	92,421	69,497
Income from operations	7,143	15,716	13,688
Interest and other income, net	7,709	4,427	2,521
Income before income tax expense and equity loss	14,852	20,143	16,209
Income tax expense	(6,382)	(8,141)	(3,327)
Equity in loss from investment in Visyx Technologies Inc.	(186)	—	—
Net income	$8,284	$12,002	$12,882
Basic net income per share	$0.25	$0.37	$0.40
Diluted net income per share	$0.24	$0.35	$0.38
Shares used in computing basic net income per share	33,199	32,819	32,067
Shares used in computing diluted net income per share	34,214	34,564	33,872

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Preferred Stock		Common Stock		Additional Paid-In	Stockholder Notes	Deferred Stock	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Income (Loss)	Deficit)	Equity

Balance at January 1, 2004	—	$—	31,610	$32	$162,160	$(134)	$(7)	$31	$(2,644)	$159,438
Issuance of common stock on exercise of options	—	—	742	—	10,574	—	—	—	—	10,574
Issuance of common stock under employee share purchase plan	—	—	133	—	1,433	—	—	—	—	1,433
Repayment of notes receivable	—	—	—	—	—	134	—	—	—	134
Issuance of options in connection with acquisition	—	—	—	—	1,041	—	(651)	—	—	390
Amortization of deferred stock compensation	—	—	—	—	—	—	40	—	—	40
Issuance of options to consultants for services received	—	—	—	—	500	—	—	—	—	500
Tax benefit from employee stock option plans	—	—	—	—	6,138	—	—	—	—	6,138
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,882	12,882
Unrealized (loss) on foreign currency translation	—	—	—	—	—	—	—	(1)	—	(1)
Unrealized (loss) on available-for-sale securities, net of income taxes of $28	—	—	—	—	—	—	—	(519)	—	(519)
Comprehensive income										12,362
Balance at December 31, 2004	—	—	32,485	32	181,846	—	(618)	(489)	10,238	191,009
Issuance of common stock on exercise of options	—	—	632	1	9,728	—	—	—	—	9,729
Issuance of common stock under employee share purchase plan	—	—	77	—	1,566	—	—	—	—	1,566
Issuance of options in connection with acquisition	—	—	—	—	571	—	(216)	—	—	355
Amortization of deferred stock compensation, net of reversals	—	—	—	—	—	—	343	—	—	343
Reversal of deferred stock compensation related to terminated employees	—	—	—	—	(230)	—	230	—	—	—
Tax benefit from employee stock option plans	—	—	—	—	3,334	—	—	—	—	3,334
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,002	12,002
Unrealized (loss) on foreign currency translation	—	—	—	—	—	—	—	(29)	—	(29)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	220	—	220
Comprehensive income										12,193
Balance at December 31, 2005	—	—	33,194	33	196,815	—	(261)	(298)	22,240	218,529
Issuance of common stock on exercise of options	—	—	940	1	14,030	—	—	—	—	14,031
Issuance of common stock under employee share purchase plan	—	—	90	—	1,877	—	—	—	—	1,877
Repurchase of common stock	—	—	(1,249)	(1)	(29,999)	—	—	—	—	(30,000)
Stock-based compensation	—	—	—	—	10,055	—	261	—	—	10,316
Tax benefit from employee stock option plans	—	—	—	—	5,045	—	—	—	—	5,045
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	8,284	8,284
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	13	—	13
Unrealized gain on available-for-sale securities, net of income taxes of $16	—	—	—	—	—	—	—	281	—	281
Comprehensive income										8,578
Balance at December 31, 2006	—	$—	32,975	$33	$197,823	$—	$—	$(4)	$30,524	$228,376

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$8,284	$12,002	$12,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,135	10,508	12,723
Amortization of intangible assets arising from business combinations	4,270	3,515	231
Acquired in-process research and development	1,392	1,590	2,260
Stock-based compensation, net of reversals	10,296	343	540
Equity in loss from investment in Visyx Technologies Inc.	186	—	—
Gain on sale of property, plant and equipment	(7)	(11)	(155)
Deferred income taxes	(5,694)	55	(3,469)
Excess tax benefits from stock-based compensation	(2,667)	—	—
Tax benefit from employee stock transactions	5,045	3,334	6,138
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(6,417)	1,645	(7,012)
Inventories	(831)	1,738	1,164
Interest receivable and other current assets	908	1,390	364
Other long-term assets	(1,176)	257	257
Accounts payable	979	874	679
Other accrued liabilities	965	866	(526)
Accrued compensation and employee benefits	13	2,031	1,528
Income taxes payable	3,430	1,810	900
Deferred rent	(27)	12	66
Deferred revenue	570	618	(4,498)
Warranty expense accrual	266	(8)	(1,147)
Net cash provided by operating activities	29,920	42,569	22,925
INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(19,649)	(6,527)	(4,470)
Purchase of available-for-sale securities	(144,018)	(119,840)	(113,936)
Proceeds from maturities of available-for-sale securities	128,832	136,440	101,326
Proceeds from sales of available-for-sale securities	—	—	11,987
Long-term investments	(13,900)	—	—
Acquisition of businesses, net of cash acquired	(4,216)	(12,760)	(26,873)
Acquisition of technology	—	—	(750)
Net cash used in investing activities	(52,951)	(2,687)	(32,716)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,908	11,295	12,141
Repurchase of common stock	(30,000)	—	—
Excess tax benefits from stock-based compensation	2,667	—	—
Net cash provided by (used in) financing activities	(11,425)	11,295	12,141
Effect of foreign exchange rate changes on cash and cash equivalents	(31)	(29)	(1)
Net increase (decrease) in cash and cash equivalents	(34,487)	51,148	2,349
Cash and cash equivalents at beginning of period	70,607	19,459	17,110
Cash and cash equivalents at end of period	$36,120	$70,607	$19,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded), net	$3,562	$2,087	$(243)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Employee stock options assumed in connection with acquisitions	$—	$571	$1,041
Payable to stockholders of an acquired business	$1,024	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) is a global provider of research and development (“R&D”) execution and innovation for the chemicals, energy, life science, consumer product and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation, licenses software for use in customers’ own laboratories, and licenses discovered materials and intellectual property.

Symyx® was incorporated in California on September 20, 1994 and completed a reincorporation in the state of Delaware in February 1999. Symyx’s headquarters is 3100 Central Expressway, Santa Clara, California, 95051, and its mailing address is 415 Oakmead Parkway, Sunnyvale, CA 94085. Its telephone number is (408) 764-2000. The Company’s Securities and Exchange Commission (“SEC”) filings are available free of charge through its website at www.symyx.com. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “SMMX.”

The accompanying consolidated financial statements have been prepared by management, in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to instructions to Form 10-K and Regulation S-X.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, “Symyx”). Symyx accounts for equity investments in companies over which Symyx has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and Symyx records its proportionate share of income or losses in the consolidated income statements. Symyx has eliminated all significant intercompany accounts and transactions.

On July 13, 2006, the Company acquired Autodose SA, a Swiss privately-held company. This acquisition was accounted for as a business combination using the purchase method. Autodose SA has since been renamed Symyx Technologies Europe SA and its results of operations have been included in the Company’s consolidated financial statements since the acquisition date. All significant intercompany balances and transactions have been eliminated on consolidation.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest, primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over  the strategic, operating, investing, and financing activities of the investee.

Use of Estimates

Preparing financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rate for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. For example, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

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

The Company has classified its investment portfolio in debt securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The estimated fair value amounts have been determined by the Company using available market information.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds, U.S. municipal debt securities, and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated “A” or higher and short-term obligations rated “P1” or higher by Moody’s or “A1” or higher by Standard & Poor’s (“S&P”), and corporate obligations, including intermediate term notes rated “A” or higher, and commercial paper rated “P1” or higher by Moody’s, or “A1” or higher by S&P. By policy, the Company restricts its investments to instruments with maturities of less than twenty-four months.

Cash, cash equivalents and available-for-sale securities as of December 31, 2006 were as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$36,115	$5	$—	$36,120
U.S. municipal debt securities(1)	33,905	—	—	33,905
U.S. corporate debt securities	79,937	33	—	79,970
Total	$149,957	$38	$—	$149,995

(1)          The Company’s investments in U.S. municipal debt securities are all Variable Rate Demand Notes. These securities do not have a specific maturity date. However, they may be redeemed at any time, provided that the issuer is provided notice one week in advance of such redemption. The Company holds these securities as available-for-sale and accordingly records these securities as current assets.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, cash equivalents and available-for-sale securities as of December 31, 2005 were as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$70,591	$19	$(3)	$70,607
U.S. corporate debt securities	98,292	14	(288)	98,018
Total	$168,883	$33	$(291)	$168,625

Above amounts are included in the following line items on the Consolidated Balance Sheets (in thousands):

	December 31,
	2006	2005
Cash and cash equivalents	$36,120	$70,607
Available-for-sale securities	113,875	98,018
Total	$149,995	$168,625

The Company had no realized gains or losses for the years ended December 31, 2006 and 2005. Realized losses on the sale of available-for-sale securities for the year ended December 31, 2004 were minimal. Unrealized gains and losses for the years ended December 31, 2006, 2005 and 2004 are included in this Note 1 of Notes to the Consolidated Financial Statements under “Comprehensive Income (Loss).”

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows (in thousands):

	December 31,
	2006	2005
Due in less than 1 year	$113,875	$96,016
Due in 1 to 2 years	—	2,002
Total	$113,875	$98,018

Unrealized losses on available-for-sale securities by duration and fair value of investments are as follows (in thousands):

	December 31,
	2006		2005
	Unrealized Losses	Related Fair Value of Investments	Unrealized Losses	Related Fair Value of Investments
Less than 12 months	$—	$—	$(261)	$85,446
12 months or greater	—	—	(27)	12,059
Total	$—	$—	$(288)	$97,505

There were no unrealized losses as of December 31, 2006. At December 31, 2005, unrealized losses of $288,000 were related to 56 investments in U.S. corporate debt securities. Unrealized losses are primarily attributable to changes in interest rates. Of the unrealized losses of $288,000 at December 31, 2005,

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$27,000 exceeded twelve months. The Company did not believe any unrealized losses represented an other-than-temporary impairment as of December 31, 2005.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest, primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its August 2006 investment in Intermolecular, Inc. using the cost method of accounting while it accounts for its November 2006 investment in Visyx Technologies Inc. (“Visyx”) using the equity method of accounting. At December 31, 2006, the carrying values of cost basis investments were $13,500,000. The Company determines that it is not practical to estimate the fair value of the investments and believes that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At December 31, 2006, the carrying value of equity method investment was $214,000.

The Company did not receive any dividends from Visyx in the year ended December 31, 2006.

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

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$31,226	$24,349
Computers and software	5,812	4,410
Land and building	3,551	3,551
Leasehold improvements	34,626	25,186
Construction in progress	2,385	2,279
Furniture and fixtures	2,002	1,146
Property, plant and equipment, gross	79,602	60,921
Less accumulated depreciation and amortization	(48,380)	(39,165)
Property, plant and equipment, net	$31,222	$21,756

At December 31, 2006, no property, plant and equipment were pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $10,217,000, $7,532,000, and $7,951,000 in 2006, 2005, and 2004, respectively.

Long-Lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired, the undiscounted cash flows estimated to be generated by the assets are less than

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount of those assets, and the fair values of those assets are less than their respective carrying amounts. To date, no impairment charges have been recognized.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”), and other authoritative accounting literature. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance and other services, and the license of intellectual property. It is possible for the Company’s customers to work with it in multiple areas of its business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for non-software product revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized over the service period. For those non-software product sales contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue among the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technical support, bug fixes, and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

Product Sales

Product sales revenue includes sales of Symyx Tools hardware and the license of associated software. The Company’s Symyx Tools are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Symyx Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Symyx Tools system, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectability is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of Symyx Tools are not material and are included in sales, general and administrative expenses.

Software License Fees

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence) if all such information is available.

If the fair value of all elements has not been determined, the amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount for the undelivered elements is recognized as revenue related to delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value for any remaining undelivered elements can be established.

For software licensed on an annual right to use basis, revenue is recognized on a straight-line basis over the term of the license. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the Electronic Lab Notebook software products that the Company acquired from IntelliChem, Inc. and Synthematix, Inc.), the perpetual license fee is recognized ratably over the period of the bundled support and maintenance commitment.

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

Concentration of Revenue

During the years ended December 31, 2006, 2005, and 2004, the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,
	2006	2005	2004
ExxonMobil	$51,318	$42,254	$45,016
The Dow Chemical Company	29,302	26,765	4,420
Total	$80,620	$69,019	$49,436

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Collaborations	$40,852	$38,696	$28,642
Symyx Tools	25,283	16,982	13,121
Symyx Software	9,948	9,251	4,673
Materials and IP Licensing	4,537	4,090	3,000
Total	$80,620	$69,019	$49,436

The revenue from the above customers has been included in the consolidated income statements as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Service revenue	$36,854	$33,835	$25,014
Product sales	24,232	16,060	13,079
License fees and royalties	19,534	19,124	11,343
Total	$80,620	$69,019	$49,436

Inventory

Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of customized systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis, except for inventory acquired from Autodose that was recorded at a fair value above its cost in accordance with purchase accounting rules. The Company’s inventory balances at December 31, 2006 and December 31, 2005 were as follows (in thousands):

	December 31, 2006	December 31, 2005
Work-in-process	$2,580	$841
Finished goods	100	—
Total	$2,680	$841

The above inventory balance at December 31, 2006 included approximately $371,000 of inventory valued at fair value in accordance with purchase accounting rules and having a cost of approximately $198,000.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables at December 31, 2006 and 2005. The Company determined that no allowance for doubtful accounts was required at December 31, 2006 and 2005 based on historical customer experience.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s warranty expense accrual during the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Balance as of January 1	$645	$653
New warranties issued during the period	839	679
Costs incurred during the period on specific systems	(332)	(271)
Changes in liability for pre-existing warranties during the period, including expirations	(200)	(416)
Balance as of December 31	$952	$645

Goodwill

The Company’s goodwill at December 31, 2006 and 2005 is reported under two reporting units as follows (in thousands):

	December 31, 2006	December 31, 2005
Symyx Software	$17,672	$17,618
Symyx Tools	374	—
Total	$18,046	$17,618

Goodwill increased in 2006 due principally to the acquisition of Autodose SA as discussed in Note 7 of the Notes to Consolidated Financial Statements. Goodwill is tested for impairment using a fair-value-based approach on at least an annual basis, or more frequently if indicators of potential impairment exist. Based on the results of its annual impairment tests conducted during 2006 and 2005, Symyx determined that no impairment of goodwill existed. However, future goodwill impairment tests could result in a charge to earnings. Symyx will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

Intangible Assets

Intangible assets, with the exception of goodwill which is not subject to amortization, are amortized using the straight-line method over their estimated period of benefit, ranging from one to seven years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

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

Software Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. As the Company’s business model has evolved, it has commenced bundling with the Symyx Tools it sells licenses to software that was originally developed for internal research and development purposes. Due to the unique nature of the Symyx Tool systems, and the required product development process, technological feasibility is established only upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in the Company’s financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date. Deferred compensation for unvested options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of the Company’s common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method through December 31, 2005.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the year ended December 31, 2006 includes: (a) employee stock purchase plan (“ESPP”) awards with offering periods commencing, and stock options granted or assumed, prior to, but not yet vested as of

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 4 “Stockholders’ Equity” for further details.

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

Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. Options granted following the Company’s November 1999 initial public offering have been valued using the Black-Scholes method with valuation assumptions as follows:

	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	0.52	0.53
Risk-free interest rate	3.8%	3.0%
Expected life (years)	3.5	3.5

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2005 and 2004.

	2005	2004
Expected stock price volatility	0.52	0.51
Risk-free interest rate	2.6%	1.7%
Expected life (years)	0.67	1.62

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net income (loss):
As reported	$12,002		$12,882
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	243	40
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(20,541)	(13,057)
Pro forma	$(8,296)		$(135)
Basic net income (loss) per share:
As reported	$0.37		$0.40
Pro forma	$(0.25)	$	*
Diluted net income (loss) per share:
As reported	$0.35		$0.38
Pro forma	$(0.25)	$	*

*                    Less than ($0.01) per share

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Net income	$8,284	$12,002	$12,882
Weighted-average shares of common stock outstanding	33,199	32,819	32,067
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	1,015	1,745	1,805
Weighted-average shares used in computing diluted net income per share	34,214	34,564	33,872
Basic net income per share	$0.25	$0.37	$0.40
Diluted net income per share	$0.24	$0.35	$0.38

The Company has excluded options for the purchase of 3,938,000, 3,375,000, and 3,160,000 shares of common stock from the calculation of diluted net income per share in 2006, 2005, and 2004, respectively, because all such securities are anti-dilutive for the respective periods.

Employee Savings Plan

The Company has a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 60% of their pretax salary, but not more than statutory limits. The Company started to make employer contribution to the plan in 2004. In 2005 the Company increased the employer contributions from 25 cents in 2004 to 50 cents in 2005 for each dollar a participant contributes under this plan, with a maximum matching contribution of 2% of a participant’s earnings (increased from 1% of a participant’s earnings in 2004). Matching contributions for the plan were $629,000, $504,000, and $250,000 in 2006, 2005, and 2004, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the plan do not include Symyx common stock.

Foreign Currency Translation

The financial statements of the Company’s wholly-owned subsidiaries, Symyx Technologies Europe S.A., Symyx Technologies AG, Symyx Technologies (France) SARL, Symyx Technologies (Germany) GmbH, and Symyx Technologies (UK) Ltd., are measured using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (loss)

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, both net of tax. Comprehensive income has been disclosed in the statement of stockholders’ equity for all periods presented.

The components of accumulated other comprehensive income (loss) at December 31, 2006, 2005, and 2004 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For- Sale Securities	Total
Balance at January 1, 2004	$(11)	$42	$31
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on available-for-sale securities, net of $28 taxes	—	(519)	(519)
Balance at December 31, 2004	(12)	(477)	(489)
Foreign currency translation adjustment	(29)	—	(29)
Unrealized loss on available-for-sale securities	—	220	220
Balance at December 31, 2005	$(41)	$(257)	$(298)
Foreign currency translation adjustment	13	—	13
Unrealized gain on available-for-sale securities, net of $16 taxes	—	281	281
Balance at December 31, 2006	$(28)	$24	$(4)

Effect of New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects. The Company expects FIN 48 will result in increased volatility in future effective income tax rates, the extent of which has not been determined yet.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

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

The table below indicates some of the significant collaborative partners for whom the Company conducted research and development in 2006, together with the primary focus of the collaborations. In

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition to these partners the Company has a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2006:

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

The agreements are typically cancelable only in the event of breach by either party or certain other conditions. As of December 31, 2006, the Company had committed funding from existing collaborative partners, excluding milestone payments that are contingent upon the success of the research, of approximately $73 million. Revenue from collaborative partners who individually comprised more than 10% of revenue is included within Note 1 “Concentration of Revenue.”

In 2003, Symyx entered into an Alliance, Technology Transfer and License Agreement effective April 1, 2003 with ExxonMobil Research and Engineering Company under which the Company is contracted to provide research services, develop and sell Symyx Tools, and license its software and intellectual property. The ExxonMobil alliance provides Symyx with an expected five-year revenue stream of over $200 million from currently planned alliance activities, purchases of Symyx Tools, and licensing fees. In addition, Symyx is entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields of agreement.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2006	2005	2004
Projects funded by collaboration partners	65%	73%	79%
Projects funded internally:
Software development	26%	21%	5%
Research	7%	5%	10%
Tools development	2%	1%	6%
Total	100%	100%	100%

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

3.   Commitments and Contingencies

Leases

The Company has entered into various operating lease agreements for facilities in five states and two foreign countries with lease terms ranging from one to ten years. Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $2,724,000, $2,317,000, and $1,955,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Future commitments and obligations under the operating leases for the Company’s facilities, to be satisfied as they become due over the next nine years, are as follows as of December 31, 2006 (in thousands):

Years ending December 31,	Amount
2007	$2,985
2008	2,626
2009	2,358
2010	1,981
2011	760
Thereafter	2,530
Total	$13,240

Subsequently in January 2007, the Company extended its lease for one of its facilities in Sunnyvale, California, until November 2015, which resulted in an incremental commitment of $5.9 million. The Company also has two options to extend the lease for a period of five consecutive years each.

Other Commitments

As of December 31, 2006, the Company had purchase commitments for inventory, fixed assets and services of approximately $3,331,000.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 8 “Related Party Transactions” below, the Company’s commitment for future investments related to the Collaborative Development and License Agreement with Intermolecular, Inc. as of December 31, 2006 were $1,879,000. The Company expects to meet this commitment in the next two years with additional research efforts and capital expenditures.

As of December 31, 2006, the Company had no amounts due under loan agreements and had no lines of credit or other finance facilities in place.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liability, including liability if the Company’s products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2006, the Company was not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in Note 7 “Business Combinations”, additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain 2007, 2008 and 2009 revenue targets by Autodose. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2006.

4.   Stockholders’ Equity

Stock Purchase Plan

In October 1999, the Company’s stockholders approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the Board of Directors. At December 31, 2006, the number of shares of common stock available for future issue under the Purchase Plan was 1,789,350.

Stock Option Plans

The Company’s 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors, and consultants.

During 1997, the Company’s Board of Directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the “Qualified

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans”). The 1997 Stock Option Plan provides for the issuance of options for up to 14,090,572 shares of common stock to employee and consultants. The Qualified Plans provide for an annual increase in the number of shares of common stock reserved for issuance equal to the lesser of 1,500,000 shares, 4% of the outstanding shares on the date of the annual increase, or a lesser amount as determined by the Board of Directors. As of December 31, 2006, options to purchase 1,804,311 shares of common stock were available for future grant under the Qualified Plans, though the Qualified Plans expire in February 2007.

In October 2001, the Company’s Board of Directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants. As of December 31, 2006, options to purchase 702,500 shares of common stock were available for future grant under the NSO Plan.

In connection with the acquisition of IntelliChem (See Note 7), the Company assumed all the unvested outstanding stock options issued pursuant to IntelliChem’s 2003 Stock Option Plan (“IntelliChem Plan”) and converted them into options to purchase 44,126 shares of Symyx’s common stock. In connection with the acquisition of Synthematix (See Note 7), the Company assumed all the unvested outstanding stock options issued pursuant to Synthematix’s 2000 Equity Compensation Plan (“Synthematix Plan”), as amended, and converted them into options to purchase 23,876 shares of Symyx’s common stock. These options generally retained all of the rights, terms, and conditions of the plan under which they were originally granted. As of December 31, 2006, options to purchase 10,971 and 479 shares of common stock were available for future grant under the IntelliChem Plan and Synthematix Plan, respectively.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity under the 1996 and 1997 Stock Option Plans, the NSO Plan, the IntelliChem Plan and the Synthematix Plan, is as follows:

	Outstanding Stock Options
	Number of Shares	Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2004	6,527,000	$0.19 - $58.25	$23.33
Options granted	1,950,851	$2.63 - $32.00	$26.11
Options exercised	(741,302)	$0.39 - $30.25	$14.26
Options cancelled	(302,064)	$3.86 - $57.00	$32.19
Balance at December 31, 2004	7,434,485	$0.19 - $58.25	$24.98
Options granted and assumed	1,599,226	$0.51 - $31.00	$26.68
Options exercised	(632,058)	$0.39 - $30.25	$15.39
Options cancelled	(307,841)	$0.51 - $57.00	$28.90
Balance at December 31, 2005	8,093,812	$0.19 - $58.25	$25.91
Options exercised	(940,496)	$0.39 - $27.99	$14.92
Options cancelled	(390,724)	$0.39 - $51.50	$27.58
Balance at December 31, 2006	6,762,592	$0.19 - $58.25	$27.35

At December 31, 2006, 2005, and 2004, vested and outstanding options for the purchase of 6,514,413, 7,313,292, and 5,125,025 shares of common stock were exercisable at weighted-average exercise prices of $27.62, $26.75, and $26.51, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2005 and 2004 was $12.20 and $12.12, respectively. No options were granted in 2006.

An analysis of options outstanding at December 31, 2006 is as follows:

		Weighted- Average	Options	Options Exercisable
Exercise Price	Options Outstanding at December 31, 2006	Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Exercisable at December 31, 2006	Weighted- Average Exercise Price
$ 0.19 - $ 8.63	184,097	3.2	$2.54	172,292	$2.42
$10.39 - $14.75	1,287,905	5.3	$12.95	1,252,879	$12.94
$15.22 - $22.68	855,855	6.3	$18.46	732,392	$18.01
$23.11 - $24.67	512,499	7.2	$24.07	434,614	$24.12
$25.00 - $26.51	915,959	4.8	$25.38	915,959	$25.38
$26.70 - $27.99	1,244,063	7.9	$27.64	1,244,063	$27.64
$28.05 - $34.63	654,953	7.1	$31.39	654,953	$31.39
$36.50 - $58.25	1,107,261	3.2	$55.49	1,107,261	$55.49
	6,762,592	5.8	$27.35	6,514,413	$27.62

The weighted-average remaining contractual life for the above exercisable options was 5.7 years.

The aggregate intrinsic values for the above outstanding and exercisable stock options were $17,405,000 and $16,807,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for in-the-money options at December 31, 2006. During the years ended December 31, 2006, 2005, 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $11,716,000, $7,895,000 and $9,628,000, respectively. As of December 31, 2006, $604,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a graded vesting basis through 2009.

Starting in March 2006, the Company granted restricted stock units to its employees and members of the Board of Directors under the Qualified Plans. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2006, $1,704,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized on a straight-line basis over the remaining vesting period of 2 to 4 months. The Company plans to issue new common stock to settle the restricted stock units.

The following table illustrates the changes in status of the Company’s restricted stock units and stock options during the year ended December 31, 2006:

	Restricted Stock Units		Stock Options
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2006	—	—	780,520	$9.27
Granted	350,461	$29.04	—	—
Vested	—	—	(476,264)	$8.90
Cancelled	(22,411)	$28.82	(56,077)	$9.00
Unvested at December 31, 2006	328,050	$29.05	248,179	$10.07

The aggregated fair value of stock options vested during 2006 was $4,239,000.

During the year ended December 31, 2006, the Company valued awards under the Purchase Plan using the Black-Scholes-Merton method with the following valuation assumptions:

Expected dividend	0.0%
Risk-free interest rate	4.9%
Expected volatility	51%
Weighted-average expected life (in years)	1.25

As of December 31, 2006, $335,000 of total unrecognized compensation cost related to the Purchase Plan is expected to be amortized on a straight-line basis over a weighted-average remaining period of 6 months.

As of December 31, 2006, the Company has reserved 11,398,253 shares of common stock for future issuance in relation to the Company’s stock option plans.

During the years ended December 31, 2005 and 2004, in connection with the acquisitions of Synthematix and IntelliChem, the Company recorded deferred stock compensation amounting to $216,000 and $651,000, respectively, for the unvested stock options assumed with an exercise price below the fair market value. Deferred stock compensation is included as a reduction of stockholders’ equity and was being amortized to expense on a graded vesting method. During the years ended December 31, 2005 and 2004, the Company recorded amortization of deferred stock compensation expense associated with these

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options of approximately $343,000 and $33,000, respectively. The Company also reduced the unamortized balance by $230,000 in 2005 due to the termination of certain employees to whom these options were granted.

In prior years, the Company also issued stock options to an outside consultant, for which the Company recorded approximately $500,000 of stock-based compensation during the year ended December 31, 2004. The Company did not issue any stock options to outside consultants in 2005 and 2006.

The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, has been included in the following items in the accompanying consolidated income statements (in thousands):

	Years Ended December 31,
	2005	2004
Research and development	$221	$22
Sales, general and administrative	122	518
Total	$343	$540

Impact of SFAS 123R

The Company adopted SFAS 123R, effective January 1, 2006. In accordance with SFAS 123R, stock-based compensation expense recognized in the consolidated income statement for the year ended December 31, 2006 was based on awards ultimately expected to vest. The forfeiture rate is estimated to be between 0% and 15% based on the historical turnover rates of different groups of employees. The forfeiture rate is subject to revision, if necessary, in subsequent periods if actual forfeitures differ from these estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company recognized stock-based compensation expenses of $10.3 million during the year ended December 31, 2006. Stock-based compensation expense recognized in the Company’s results of operations for the year ended December 31, 2006 was as follows (in thousands):

Cost of products sold	$163
Research and development	4,450
Sales, general and administrative	5,683
Total	$10,296

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS 123R and made the decision to grant restricted stock units rather than stock options in 2006. The Company recognized stock-based compensation expenses of $10,296,000 during the year ended December 31, 2006. Included in these amounts are expenses related to restricted stock units of $7,881,000, which would have been included in the Company’s consolidated income statements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for 2006. The expense related to restricted stock units is therefore not considered as part of the impact of the adoption of SFAS 123R for the year ended December 31, 2006 in the following table (in thousands, except per share amounts).

	As Reported	Effect of Adopting SFAS 123R
Income from continuing operations	$7,143	$(2,415)
Income before income tax expense and equity loss	$14,852	$(2,415)
Net income	$8,284	$(2,010)
Cash flow from operations	$29,920	$(2,262)
Cash flow from financing activities	$(11,425)	$2,667
Basic net income per share	$0.25	$(0.06)
Diluted net income per share	$0.24	$(0.06)

The income tax benefit recognized in the consolidated income statements related to stock-based compensation expense was $2,995,000 in 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS 123R.

5.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$10,685	$6,856	$5,520
State	1,140	553	745
Foreign	259	25	18
Total	12,084	7,434	6,283
Deferred:
Federal	(4,862)	366	(760)
State	(621)	341	(2,196)
Foreign	(219)	—	—
Total	(5,702)	707	(2,956)
Provision for income taxes	$6,382	$8,141	$3,327

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company’s stock-based compensation plans were approximately

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5,045,000 in 2006, $3,334,000 in 2005 and $6,138,000 in 2004. Such benefits were credited to additional paid-in capital.

The reconciliation of federal statutory income tax (on pre-tax income after consideration of equity losses) to the Company’s provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Expected provision at federal statutory rate	$5,133	$7,050	$5,671
State taxes, net of federal impact	519	894	(1,451)
Research and development credits	(197)	(351)	(1,780)
Permanent difference related to stock-based compensation	998	—	—
Permanent difference related to acquisitions	487	557	791
Other individually immaterial items	(558)	(9)	96
Provision for income taxes	$6,382	$8,141	$3,327

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$327	$693
Deferred revenue	30	30
Capitalized research and development	195	348
Depreciation	6,386	4,934
Stock-based compensation	2,995	—
Warranty expense accrual	364	263
Research and development and other credits	1,411	1,850
Other accruals and reserves	2,480	1,838
Total deferred tax assets	14,188	9,956
Deferred tax liabilities:
Investment holdings	(16)	—
Prepaid insurance and property tax	(479)	(445)
Intangible assets	(4,130)	(4,687)
Total deferred tax liabilities	(4,625)	(5,132)
Net deferred tax assets	$9,563	$4,824

U.S. income taxes were not provided on undistributed earnings from investments in certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

Deferred tax assets are recognized if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, the

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not provide a valuation allowance against deferred tax assets as of December 31, 2006 and 2005 because it determined all its deferred tax assets are more likely than not to be realizable. The net valuation allowance decreased by approximately $95,000 and $6,427,000 during the years ended December 31, 2005, and 2004, respectively.

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

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $999,000. The net operating losses from the acquisition of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized.

As of December 31, 2006, the Company had California research and development tax credit carryforwards of approximately $2,116,000. The state research and development credits have no expiration date. The research and development tax credits arose from the acquisitions of Intellichem and Synthematix may be subject to an annual limitation of Section 383 due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

The Internal Revenue Service may examine the Company’s federal income tax returns and, in the course of which, may propose adjustments to the Company’s federal income tax liability reported on such returns.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance including depreciation and amortization and capital expenditures is not reported on a segment basis.

Revenue is disaggregated into:

•       Collaborations - research services on behalf of collaborative partners

•       Symyx Tools - sale of select proprietary instruments and associated software and intellectual property

•       Symyx Software - license of automation and data mining applications as well as ELN software and provision of associated support, maintenance, and consulting services

•       Materials and IP Licensing - license of discovered materials and methodology patents, and royalties due to the Company upon successful commercialization of products incorporating materials discovered in the Company’s industry collaborations

•       Symyx Sensors - development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology

In 2005, the Company commenced bifurcating Symyx Tools sales transactions into product sales revenue (reported under the Symyx Tools segment) and software license fees revenue (the majority of which was reported under the Symyx Software segment). Prior to 2005, Symyx Tools sales transactions were reported solely in the product sales revenue line in the consolidated income statements. It is not practical for the Company to bifurcate Symyx Tools sales transactions prior to 2005 into product sales revenue and software license fees revenue.

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Collaborations	$52,218	$53,818	$42,131
Symyx Tools	37,847	30,829	28,576
Symyx Software	25,495	15,315	6,815
Materials and IP Licensing	5,650	5,268	4,191
Symyx Sensors	3,690	2,907	1,472
Total	$124,900	$108,137	$83,185

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disaggregated financial information reviewed by the CODM can be reconciled to the revenue disclosed in the Consolidated Income Statements as follows (in thousands):

	Year Ended December 31, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$42,220	$—	$9,998	$52,218
Symyx Tools	4,270	33,526	51	37,847
Symyx Software	10,733	—	14,762	25,495
Materials and IP Licensing	—	—	5,650	5,650
Symyx Sensors	710	—	2,980	3,690
Total	$57,933	$33,526	$33,441	$124,900

	Year Ended December 31, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$43,818	$—	$10,000	$53,818
Symyx Tools	4,096	26,663	70	30,829
Symyx Software	7,134	—	8,181	15,315
Materials and IP Licensing	—	—	5,268	5,268
Symyx Sensors	1,932	—	975	2,907
Total	$56,980	$26,663	$24,494	$108,137

	Year Ended December 31, 2004
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Collaborations	$36,131	$—	$6,000	$42,131
Symyx Tools	2,831	25,714	31	28,576
Symyx Software	2,599	1,329	2,887	6,815
Materials and IP Licensing	—	—	4,191	4,191
Symyx Sensors	690	17	765	1,472
Total	$42,251	$27,060	$13,874	$83,185

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Years Ended December 31,
	2006	2005	2004
United States	$111,158	$89,571	$64,630
Rest of North America	508	257	1,977
Japan	3,953	1,841	5,432
Belgium	1,896	2,261	8,334
Europe (excluding Belgium)	7,385	14,207	2,812
Total	$124,900	$108,137	$83,185

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2006, the Company generated all its revenue from its U.S. operations. In 2006, the Company generated revenue from both its U.S. and Swiss operations. The table below shows revenue and long-lived assets by location (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenue generated by U.S. operations	$122,997	$108,137	$83,185
Revenue generated by Swiss operations	1,903	—	—
Total revenue from unaffiliated customers	$124,900	$108,137	$83,185
Long-lived assets in U.S.	$82,487	$60,951	$53,380
Long-lived assets in Switzerland	3,902	28	41
Total long-lived assets	$86,389	$60,979	$53,421

The majority of the long-lived assets in Switzerland were intangible assets associated with the Autodose acquisition as discussed in Note 7 “Business Combinations.”

7.   Business Combinations

Acquisition of Autodose SA.

On July 13, 2006, the Company completed the acquisition of 100% of the outstanding shares of privately-held Autodose SA (“Autodose”), a Geneva, Switzerland-based maker of precision powder-dispensing equipment. By acquiring Autodose, the Company will be able to offer customers Symyx Tools that combine Autodose’s powder-handling technology with its existing liquid-handling robotics technology. The acquisition was accounted for as a business combination using the purchase method. Autodose has since been renamed Symyx Technologies Europe SA and its results of operations have been included in the Company’s consolidated financial statements since that date.

The preliminary purchase price for this acquisition was $7,103,000, consisting of approximately $6,856,000 in cash (including $1,024,000 to be paid to Autodose’s stockholders within 12 months of the date of acquisition) and $247,000 in transaction costs, consisting of legal and other professional service fees, net of foreign currency exchange variance.

The above purchase price was preliminary because additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain 2007, 2008 and 2009 revenue targets by Autodose. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2006.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the preliminary purchase price to the tangible assets, liabilities, and intangible assets acquired, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The allocation of the preliminary purchase price is as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$2,546
In-process research and development	1,392
Customer backlog	144
Trade name	343
Developed technology	2,061
Customer relationships	1,141
Deferred tax liabilities	(894)
Goodwill	370
Total	$7,103

The fair values of Autodose’s net tangible assets as of the acquisition date were (in thousands):

Amount
Cash	$1,863
Accounts receivable	333
Inventory	988
Current deferred tax assets	1
Prepaid expenses and other assets	22
Plant, property and equipment	31
Other non-current assets	27
Accounts payable and other accrued liabilities	(255)
Accrued compensation	(150)
Income tax payable	(235)
Warranty expense accrual	(40)
Deferred revenue	(39)
Total	$2,546

Pro forma financial information is not provided because the results of operations of the acquired entity were not material to the historical results of operations of the Company.

Acquisition of Synthematix, Inc.

On April 1, 2005, Symyx completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc. (“Synthematix”), based in Durham, North Carolina. Synthematix is a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. The acquisition was accounted for as a business combination using the purchase method. The results of Synthematix’s operations have been included in the Company’s consolidated financial statements since that date.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

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

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The purchase price was allocated as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$708
Current deferred tax assets	143
In-process research and development	1,590
Bargain lease arrangement	10
Trade name	280
Developed technology	2,350
Customer relationships	500
Unearned stock compensation	216
Deferred tax liabilities	(188)
Goodwill	8,406
Total	$14,015

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of Synthematix’s net tangible assets as of the acquisition date were (in thousands):

Amount
Cash	$616
Restricted cash	25
Accounts receivable, net	543
Prepaid expenses and other assets	100
Plant, property and equipment	71
Investments and other non-current assets	40
Accounts payable and other accrued liabilities	(307)
Accrued compensation	(184)
Deferred revenue	(196)
Total	$708

Pro forma financial information is not provided because the results of operations of the acquired entity were not material to the historical results of operations of the Company.

Acquisition of IntelliChem, Inc.

On November 30, 2004, Symyx acquired 100% of outstanding common and preferred shares of IntelliChem, Inc. (“IntelliChem”), a provider of intelligent electronic laboratory notebooks for customers in the pharmaceutical, biotechnology, and chemical industries. The results of IntelliChem’s operations have been included in the consolidated financial statements since that date.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation was as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$4,476
Deferred tax assets	145
In-process research and development	2,260
Trade name	860
Developed technology	8,370
Customer relationships	4,700
Unearned stock compensation	651
Deferred tax liabilities	(4,151)
Release of valuation allowance against acquirer’s deferred income tax assets upon recognition of deferred income tax liabilities on acquired identifiable intangible assets in connection with acquisition of IntelliChem	4,151
Goodwill	9,138
Total	$30,600

The fair values of IntelliChem’s net assets as of the acquisition date were (in thousands):

Amount
Cash	$2,492
Restricted cash	104
Accounts receivable, net	1,325
Income tax receivable	855
Prepaid expenses and other assets	298
Plant, property and equipment	323
Accounts payable and other accrued liabilities	(374)
Accrued compensation	(259)
Deferred revenue	(288)
Fair value of IntelliChem’s net assets	$4,476

The allocation of the consideration for the acquisition of IntelliChem to its individual assets and liabilities was based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to IPR&D projects, and IntelliChem’s tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, a trade name, and developed technology.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 28% was used which is higher than IntelliChem’s computed weighted average cost of capital of 20% due to inherent risk surrounding the successful development of the IPR&D and the increase in projected financial results compared with historical results. This project has been completed in 2006 and costs associated with this project were not material and were included in the research and development expenses.

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

	Amount	Useful Life
Trade name	$860	1 year
Developed technology	8,370	4.5 years
Customer relationships	4,700	6.5 years
Total	$13,930

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarized the combined results of operations of Symyx and IntelliChem, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge associated with the acquisition had been excluded. This pro forma financial information was presented for informational purposes only and was not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined income statement data listed below for the year ended December 31, 2004 combined the historical results for Symyx for the year ended December 31, 2004 and the historical results for IntelliChem for the period of January 1, 2004 through November 30, 2004. The following amounts were in thousands, except per share amounts.

Revenue	$84,909
Net income	$10,971
Basic income per share	$0.34
Diluted income per share	$0.32

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets arising from both the IntelliChem and Synthematix acquisitions were recorded in the Company’s Software reporting unit. Goodwill and intangible assets arising from the Autodose acquisition were recorded in the Company’s Tools reporting unit. None of the goodwill will be deductible for tax purposes.

8.   Related Party Transactions

As of December 31, 2006, the Company owns a minority interest in Ilypsa, Inc. (“Ilypsa”). The Company accounts for its ownership interest in Ilypsa on the cost method as the Company does not have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of Ilypsa. Ilypsa has licensed software and purchased consumables from the Company. Revenue from Ilypsa for the years ended December 31, 2006, 2005 and 2004 amounted to $181,000, $179,000, and $1,173,000, respectively.

In March 2005, the Company entered into a Collaborative Development and License Agreement and on December 19, 2005, the Company entered into an Alliance Agreement, each with Intermolecular, Inc. (“Intermolecular”). In accordance with the agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party is bearing its own expenses. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of the outstanding shares of Intermolecular. The Company accounts for its ownership interest in Intermolecular using the cost method as the Company does not have the ability to exercise significant influence over the strategic, operating, investing and financing activities of Intermolecular. Thomas Baruch, one of the Company’s board members, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, the Company’s chairman of Board of Directors and chief executive officer, is a director of Intermolecular, Inc. Dr. W. Henry Weinberg, one of the Company’s executive officers, is a scientific advisory board member of Intermolecular. For the years ended December 31, 2006, 2005, and 2004, the Company recognized revenue of $52,000, $88,000, and $0, respectively from Intermolecular. In 2005, the Company also recognized a $20,000 gain from the sale of a fixed asset with $130,000 net book value, which was sold to Intermolecular for its original cost of $150,000. As of December 31, 2006, the Company had deferred revenue of $27,000 from Intermolecular. As of December 31, 2005, the Company recorded $88,000 of accounts receivable related to Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, one of the Company’s board members, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During the years ended December 31, 2006 and 2005, the Company recognized revenue in the amounts of $1,228,000 and $43,000, respectively, from providing research services to Solyndra. As of December 31, 2006 and 2005, the Company had recorded $24,000 and $132,000, respectively of deferred revenue related to Solyndra.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. The Company has a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s president, is a board member of Visyx. Thomas Baruch, one of the Company’s board members, is a general partner of CMEA Ventures, which holds approximately 42% of outstanding shares of Visyx and has a 49% voting right in relation to its shareholding. During the period from Visyx’s

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inception to December 31, 2006, the Company reported a $186,000 equity loss, based on its share of the loss reported by Visyx, in accordance with the equity method of accounting.

9.   Financial Instruments

The Company has not entered into any derivative contracts at December 31, 2006. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments in debt securities and trade accounts receivable. The Company carried a $8,538,000 trade accounts receivable balance from Exxon Mobil at December 31, 2006 but did not consider any portion of this accounts receivable to be at risk. The Company maintains cash and cash equivalents and available-for-sale investments in various debt securities and money market mutual funds. The Company’s policy is designed to limit exposure to any one institution or company. The relative credit standing of the security issuers is monitored to ensure compliance with the Company’s investment strategy. The Company does not require collateral on these financial instruments.

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:   The carrying amounts reported in the balance sheets for cash and cash equivalents are their fair values. The fair value for cash equivalents are based on quoted market prices.

Accounts receivable and accounts payable:   The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values.

Available-for-sale securities:   The fair values for available-for-sale securities are based on quoted market prices. The fair values for available-for-sale securities together with information in relation to their maturity dates are included in Note 1 to these financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.   Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in the acquisitions of IntelliChem, Synthematix, and Autodose. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Intangible assets related to Autodose acquisition were recorded in Swiss Francs, the balance of which may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. The current estimated useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

		December 31, 2006			December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,299)	$831	$3,130	$(2,007)	$1,123
Trade name	1 - 5	1,487	(1,172)	315	1,140	(493)	647
Developed technology	4.5	12,804	(4,980)	7,824	10,720	(2,406)	8,314
Customer backlog	0.5	146	(146)	—	—	—	—
Customer relationships	6.5 - 7	6,354	(1,713)	4,641	5,200	(837)	4,363
Total intangibles		$23,921	$(10,310)	$13,611	$20,190	$(5,743)	$14,447

In the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization expense for intangible assets of $4,562,000, $3,807,000, and $422,000, respectively. Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $4,132,000 in 2007, $4,124,000 in 2008, $2,881,000 in 2009, $1,458,000 in 2010, $813,000 in 2011, and $203,000 thereafter.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment may exist. All of the Company’s intangible assets, other than goodwill, are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

11.   Stock Repurchase Program

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.   Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31(b),
2006
Total revenue	$27,066	$28,424	$29,533	$39,877
Operating expenses:
Cost of products sold	2,082	2,468	2,141	5,120
Research and development	14,787	16,717	15,687	17,869
Sales, general and administrative	7,768	8,885	8,511	10,060
Acquired in-process research and development	—	—	1,392	—
Amortization of intangible assets arising from business combinations	1,037	1,037	1,151	1,045
Total operating expenses	25,674	29,107	28,882	34,094
Income (loss) from operations	1,392	(683)	651	5,783
Interest and other income	1,707	2,053	1,875	2,074
Income before income tax expense and equity loss	3,099	1,370	2,526	7,857
Income tax expense	(1,435)	(605)	(1,481)	(2,861)
Equity in loss from investment in Visyx	—	—	—	(186)
Net income	$1,664	$765	$1,045	$4,810
Basic net income per share(a)	$0.05	$0.02	$0.03	$0.15
Diluted net income per share(a)	$0.05	$0.02	$0.03	$0.14

	Three Months Ended
	March 31,	June 30,	September 30(c),	December 31(c),
2005
Total revenue	$21,508	$24,052	$31,715	$30,862
Operating expenses:
Cost of products sold	1,368	1,962	3,533	4,227
Research and development	11,440	12,542	12,934	13,744
Sales, general and administrative	5,935	6,660	6,619	6,351
Acquired in-process research and development	—	1,590	—	—
Amortization of intangible assets arising frombusiness combinations	694	859	919	1,044
Total operating expenses	19,437	23,613	24,005	25,366
Income from operations	2,071	439	7,710	5,496
Interest and other income	802	873	1,172	1,580
Income before income tax expense	2,873	1,312	8,882	7,076
Income tax expense	(1,171)	(926)	(2,964)	(3,080)
Net income	$1,702	$386	$5,918	$3,996
Basic net income per share(a)	$0.05	$0.01	$0.18	$0.12
Diluted net income per share(a)	$0.05	$0.01	$0.17	$0.11

(a)              Earnings per share, or EPS, for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(b)             In the final quarter of 2006, delivery of multiple Symyx Tools to the Company’s customers resulted in higher product sales revenue, which contributed to the higher earnings per share in that quarter when compared with the other quarters in 2006.

(c)              In the second half of 2005, delivery of multiple Symyx Tools to the Company’s customers resulted in higher product sales revenue that contributed to the higher earnings per share in the third and fourth quarters when compared with the other quarters in 2005.

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

Management report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;  (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and  (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As allowed by guidance provided by the Securities and Exchange Commission relating to current year acquisitions, the Company’s management excluded the internal controls of Symyx Technologies Europe SA (formerly Autodose SA), a wholly-owned subsidiary, from its assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2006. The 2006 consolidated financial statements of Symyx Technologies, Inc. included $7.9 million and $6.0 million, of total assets and net assets, respectively, as of December 31, 2006 and $2.1 million of revenue and $1.2 million of net loss (including a $1.4 million charge for acquired in-process research and development) for the year then ended in relation to Symyx Technologies Europe SA. The Company acquired Symyx Technologies Europe SA in a business combination on July 13, 2006.

Based on its assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Symyx Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Symyx Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symyx Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Symyx Technologies Europe SA (formerly Autodose SA), which is included in the 2006 consolidated financial statements of Symyx Technologies, Inc. and constituted $7.9 million and $6.0 million of total and net assets, respectively, as of December 31, 2006 and $2.1 million of revenues and $1.2 million of net loss (including a $1.4 million charge for acquired in-process research and development) for the year then ended. Our audit of internal control over financial reporting of Symyx Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Symyx Technologies Europe SA.

In our opinion, management’s assessment that Symyx Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symyx Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated income statements, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2006 of Symyx Technologies, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2007

Item 9B.               Other Information

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors,” “Executive Officers,” “Committees of the Board of Directors,” and “Audit Committee” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by Section 16(a) is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its employees, including principal executive officer, principal financial officer and controller, within the meaning of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the Code of Conduct and Ethics is available at the Company’s website: www.symyx.com and without charge upon written request to: Corporate Secretary, 415 Oakmead Parkway, Sunnyvale, CA 94085. To the extent required by the law, amendments to, and waivers from, any provision of the Company’s Code of Conduct and Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting such information on the Company’s website in accordance with SEC rules.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participations” and “Report of the Compensation Committee” in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

In order to diversify their investment portfolios, our five executive officers, Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, Dr. W. Henry Weinberg, and Paul Nowak, have adopted stock trading plans to facilitate the sale of shares of our common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Board of Director Meetings and Committees” in the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1).                 Financial Statements

The following Financial Statements of Symyx Technologies, Inc. and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, have been filed as part of this Annual Report on Form 10-K. See index to Consolidated Financial Statements under Item 8 above:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Income Statements for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2).                 Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(a)(3).                 Exhibits

Refer to (b) below.

(b) EXHIBITS

Exhibit Number	Description of Document
*2.1(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(14)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1(2)	Specimen Common Stock Certificate
**10.1(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2(2)	1996 Stock Plan and forms of agreements thereunder
**10.3(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4(2)	1999 Employee Stock Purchase Plan
10.5(2)	Form of Director and Executive Officer Indemnification Agreement
**10.6(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(2)

Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto

10.7(a)(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
**10.8(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.9(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(4)	2001 Nonstatutory Stock Option Plan
*10.15(1)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
*10.16(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.21(13)

First Amendment to Lease dated January 19, 2007 by and between Symyx Technologies, Inc. and East Arques Sunnyvale, LLC for the premises at 1263 East Arques Avenue, Sunnyvale, California and addenda and inserts thereto

**10.22(15)	2007 Annual Cash Incentive Plan for Executive Officers
14(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21(16)	List of Subsidiaries
23.1(16)	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (reference is made to the signature page of this report)
31.1(16)

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(16)

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(16)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment has been requested for portions of these exhibits.

**             Management contracts or compensatory plans or arrangements.

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

(6)          Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)          Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004.

(8)          Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)          Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(10)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005.

(11)   Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(12)   Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(13)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007.

(14)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on April 6, 2006.

(15)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on February 14, 2007.

(16)   Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)
Date: February 27, 2007
/s/ STEVEN D. GOLDBY
Steven D. Goldby
Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Date: February 27, 2007
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

	Signature	Title	Date
By	/s/ STEVEN D. GOLDBY	Chief Executive Officer and	February 27, 2007
	Steven D. Goldby	Chairman of the Board (Principal Executive Officer)
By	/s/ JERYL L. HILLEMAN	Executive Vice President and Chief	February 27, 2007
	Jeryl L. Hilleman	Financial Officer(Principal Financial and Accounting Officer)
By	/s/ THOMAS R. BARUCH	Director	February 27, 2007
Thomas R. Baruch
By	/s/ SAMUEL D. COLELLA	Director	February 27, 2007
Samuel D. Colella
By	/s/ EDWIN F. GAMBRELL	Director	February 27, 2007
Edwin F. Gambrell
By	/s/ ANTHONY R. MULLER	Director	February 27, 2007
Anthony R. Muller
By	/s/ KENNETH J. NUSSBACHER	Director	February 27, 2007
Kenneth J. Nussbacher
By	/s/ MARIO M. ROSATI	Director	February 27, 2007
Mario M. Rosati

EXHIBIT INDEX

Exhibit Number	Description of Document
*2.1(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(14)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1(2)	Specimen Common Stock Certificate
**10.1(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2(2)	1996 Stock Plan and forms of agreements thereunder
**10.3(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4(2)	1999 Employee Stock Purchase Plan
10.5(2)	Form of Director and Executive Officer Indemnification Agreement
**10.6(2)	Form of Change of Control Agreement between Symyx and the following individuals: Steven D. Goldby, Isy Goldwasser, Jeryl L. Hilleman, and W. Henry Weinberg
10.7(2)

Standard Industrial/Commercial Single-Tenant Lease dated November 15, 1996 between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust, for office space located at 3100 Central Expressway, Santa Clara, California, and addenda and inserts thereto

10.7(a)(2)	First Amendment to Lease between Symyx and Patrick and Bette Ng, Co-Trustees for The Ng Living Trust
**10.8(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.9(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.12(2)	License and Supply Agreement effective August 6, 1999 between Symyx and Argonaut Technologies, Inc.
10.13(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14(4)	2001 Nonstatutory Stock Option Plan
*10.15(1)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
*10.16(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.

10.21(13)

First Amendment to Lease dated January 19, 2007 by and between Symyx Technologies, Inc. and East Arques Sunnyvale, LLC for the premises at 1263 East Arques Avenue, Sunnyvale, California and addenda and inserts thereto

**10.22(15)	2007 Annual Cash Incentive Plan for Executive Officers
14(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21(16)	List of Subsidiaries
23.1(16)	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (reference is made to the signature page of this report)
31.1(16)

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(16)

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(16)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment has been requested for portions of these exhibits.

**             Management contracts or compensatory plans or arrangements.

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

(6)          Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)          Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004.

(8)          Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)          Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(10)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005.

(11)   Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(12)   Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(13)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007.

(14)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on April 6, 2006.

(15)   Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on February 14, 2007.

(16)   Filed here within.