Form 10-Q
period 2007-03-31
SYMYX TECHNOLOGIES INC
filed 2007-05-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

3100 Central Expressway
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

☐ Yes  ☒ No

As of April 30, 2007, Registrant had outstanding 33,229,860 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue:
Service revenue	$13,573	$13,777
Product sales	4,618	5,163
License fees and royalties	6,776	8,126
Total revenue	24,967	27,066

Operating expenses:
Cost of products sold	1,666	2,082
Research and development	16,958	14,787
Sales, general and administrative	9,752	7,768
Amortization of intangible assets arising from business combinations	960	1,037
Total operating expenses	29,336	25,674

Income (loss) from operations	(4,369)	1,392
Interest and other income, net	1,708	1,707
Income (loss) before income tax provision and equity loss	(2,661)	3,099
Income tax benefit (expense)	1,903	(1,435)
Equity in loss from investment in Visyx Technologies Inc.	(214)	—
Net income (loss)	$(972)	$1,664

Basic net income (loss) per share	$(0.03)	$0.05

Diluted net income (loss) per share	$(0.03)	$0.05

Shares used in computing basic net income (loss) per share	33,069	33,345

Shares used in computing diluted net income (loss) per share	33,069	34,942

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,490	$36,120
Available-for-sale securities	132,490	113,875
Accounts receivable	8,471	16,602
Inventories	4,360	2,680
Income tax receivable	236	—
Deferred tax assets, current	3,321	5,565
Interest receivable and other current assets	2,028	2,177
Total current assets	169,396	177,019

Property, plant and equipment, net	31,028	31,222
Goodwill	18,055	18,046
Intangible assets, net	12,596	13,611
Long-term investments	13,500	13,714
Deferred tax and other assets	5,759	6,394
Total assets	$250,334	$260,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,628	$3,252
Other accrued liabilities	6,186	6,301
Deferred payments to stockholders of acquired business	1,024	1,024
Accrued compensation and employee benefits	4,334	6,307
Income taxes payable	—	7,418
Deferred rent	802	732
Deferred revenue	7,265	4,853
Warranty expense accrual	710	952
Total current liabilities	22,949	30,839

Noncurrent deferred tax liabilities	797	791

Commitments and contingencies (Note 1)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized and 33,229,768 and 32,975,216 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	33	33
Additional paid-in capital	197,931	197,823
Accumulated other comprehensive income (loss)	11	(4)
Retained earnings	28,613	30,524
Total stockholders’ equity	226,588	228,376
Total liabilities and stockholders’ equity	$250,334	$260,006

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$(972)	$1,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,629	2,310
Amortization of intangible assets arising from business combinations	960	1,037
Stock-based compensation	2,440	1,585
Equity in loss from investment in Visyx Technologies Inc.	214	—
Deferred income taxes	2,244	(411)
Excess tax benefits from stock-based compensation	(145)	(1,036)
Tax benefit (deficiency) from employee stock transactions	(772)	—
Changes in operating assets and liabilities:
Accounts receivable	8,131	2,697
Inventories	(1,773)	(128)
Interest receivable and other current assets	149	(65)
Other long-term assets	637	(1,323)
Accounts payable	(624)	(729)
Other accrued liabilities	(115)	418
Accrued compensation and employee benefits	(1,973)	(2,324)
Income taxes receivable or payable	(8,654)	(742)
Deferred rent	70	(2)
Deferred revenue	2,412	7,539
Warranty expense accrual	(242)	118
Net cash provided by operating activities	3,616	10,608

Investing activities
Purchase of property and equipment, net	(2,287)	(3,031)
Purchase of available-for-sale securities	(42,904)	—
Proceeds from maturities of available-for-sale securities	25,300	44,988
Net cash provided by (used in) investing activities	(19,891)	41,957

Financing activities
Proceeds from issuance of common stock	460	5,452
Payment of employee withholding tax in lieu of issuing common stock for restricted stock units vested	(1,956)	—
Excess tax benefits from stock-based compensation	145	1,036
Net cash provided by (used in) financing activities	(1,351)	6,488
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(7)
Net increase (decrease) in cash and cash equivalents	(17,630)	59,046
Cash and cash equivalents at beginning of period	36,120	70,607
Cash and cash equivalents at end of period	$18,490	$129,653

Supplemental disclosure of cash flow information
Income taxes paid	$5,260	$2,586

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

Symyx® incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Santa Clara, California.

Management has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2007 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, “Symyx”). Symyx accounts for equity investments in companies over which Symyx has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and Symyx records its proportionate share of income or losses in the condensed consolidated statements of operations. Symyx has eliminated all significant intercompany accounts and transactions.

Use of Estimates

Preparing financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. For example, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair systems is greater than the assumed rates the Company used in estimating the warranty expense accrual.

Investments

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such determination as of each balance sheet date.

The Company has classified its investment portfolio in debt securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The Company has determined estimated fair value amounts using available market information.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

The Company invests its excess cash primarily in deposits with banks and short-term and medium-term marketable securities. These investments primarily include corporate notes, money market funds, U.S. municipal debt securities, and U.S. treasury notes. By policy, the Company restricts its investments to long-term bank obligations rated “A” or higher and short-term obligations rated “P1” or higher by Moody’s or “A1” or higher by Standard & Poor’s (“S&P”), and corporate obligations, including intermediate term notes rated “A” or higher, and commercial paper rated “P1” or higher by Moody’s, or “A1” or higher by S&P. By policy, the Company restricts its investments to instruments with maturities of less than 24 months.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest, primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the investee’s strategic, operating, investing, and financing activities. Accordingly, the Company accounts for its investments in Ilypsa, Inc. (“Ilypsa”) and Intermolecular, Inc. (“Intermolecular”) using the cost method of accounting, while it accounts for its investment in Visyx Technologies Inc. (“Visyx”) using the equity method of accounting. At March 31, 2007, the carrying value of the Company’s cost basis investments in Ilypsa and Intermolecular were $0 and $13,500,000, respectively. The Company determines that it is not practical to estimate the fair value of the investments and believes that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. At March 31, 2007, the carrying value of the Company’s equity method investment in Visyx was $0.

The Company did not receive any dividends from any of the above investments in equity securities in the three months ended March 31, 2007.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) on January 1, 2006, using the modified prospective transition method. Stock-based compensation expense recognized was based on awards ultimately expected to vest. Estimated forfeiture rates were from 0% to 15% based on historical turnover rates of the different groups of employees. Forfeiture rates are subject to revision, if necessary, in subsequent periods if actual forfeitures differ from these estimates. See Note 2, “Stock-Based Benefit Plans,” below for further details.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”), and other authoritative accounting literature. The Company generates revenue from: (i) providing services under research collaborations, (ii) selling products, (iii) licensing software, (iv) providing support and maintenance services, and (v) licensing intellectual property. It is possible for the Company’s customers to work with the Company in multiple areas of its business, and contracts may include multiple elements of service, product, and license and royalty revenue. In determining the basis for revenue recognition, the Company first determines the fair value of any extended warranty services and recognizes this revenue over the service period. For those contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue among  the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

Service Revenue

The Company recognizes service revenue from research collaboration agreements, software consulting, and support and maintenance agreements as earned based upon each agreement’s performance requirements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Collaboration agreements specify minimum levels of research effort the Company must perform. Payments received under research collaboration agreements are not refundable if the research effort is not successful. Direct costs associated with research collaborations are included in R&D expense. Software consulting agreements specify the number of days of consulting services or the work product the Company must provide. Support and maintenance agreements specify the term of the product maintenance and the nature of the services the Company will provide during the term. Direct costs associated with software consulting and support and maintenance were immaterial to date and therefore were also included in R&D expense.

Non-refundable up-front payments received in connection with collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

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

Product Sales

Product sales revenue includes sales of Symyx Tools hardware. The Company’s Symyx Tools systems are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple-element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

For software licensed on an annual right to use basis, revenue is recognized straight-line over the term of the license. Annual right to use licenses include maintenance and support, such as rights to receive unspecified future versions of software products on a when-and-if-available basis, during the license term. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the electronic laboratory notebook (“ELN”) software products that the Company acquired from IntelliChem, Inc. (“IntelliChem”) and Synthematix, Inc. (“Synthematix”)), the perpetual license fee is recognized ratably over the period of the bundled support and maintenance.

The Company considers all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met.

Intellectual Property License Fees and Royalties

Amounts received from third parties for licenses to the Company’s intellectual property are recognized when earned under the terms of the agreements. Revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If there is a provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established. The amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed or determinable.

Royalty revenue is recorded based on reported sales by third party licensees of products containing the Company’s materials and intellectual property. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Amounts received from third parties for options to license certain technology or enter collaborative arrangements upon specified terms are deferred until the option is either exercised or expires.

Commitments

The Company’s principal commitments consist of obligations under operating leases, commitments to purchase inventory and fixed assets, and commitments made for leasehold improvements. As of March 31, 2007 and December 31, 2006, the Company’s principal commitments were $22.9 million and $16.6 million, respectively. The Company’s principal commitments increased significantly due primarily to a lease extension for a current facility. The Company expects to satisfy these obligations as they become due over the next nine years.

Future principal commitments as of March 31, 2007 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Facility Commitments	$18,644	$2,844	$4,329	$4,053	$7,418
Purchase Commitments	4,296	4,296	—	—	—
Total	$22,940	$7,140	$4,329	$4,053	$7,418

Other Commitments

Pursuant to the agreements discussed in the Note 4, “Related Party Transactions,” the Company’s commitment to Intermolecular as of March 31, 2007 was $1,750,000. The Company expects to meet this commitment during the next two years by providing additional research efforts and associated capital expenditures.

Upon adoption of FIN 48 on January 1, 2007, the Company recorded additional $996,000 of accrued liability associated with uncertainties in income taxes to make total tax reserve of $3,219,000. The Company could not make reasonably reliable estimates of the periods of cash settlement with the respective tax authorities but had recorded the liability as a current liability on its Condensed Consolidated Balance Sheet.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of March 31, 2007, the Company was not subject to any pending intellectual property-related litigation.

Contingencies

According to the Company’s merger agreement with Autodose SA, additional purchase price consideration of up to $6,262,000 may be payable upon achievement of certain 2007, 2008 and 2009 revenue targets. The Company will evaluate the likelihood of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of March 31, 2007.

During the three months ended March 31, 2007, the Company granted 176,400 shares of restricted stock to its executive officers, of which 26,500 shares were cancelled during the same quarter. The remaining 149,900 shares of restricted stock outstanding may vest upon the achievement of certain pre-defined 2007 performance targets, which would result in up to $2,656,000 in stock-based compensation expenses based on the closing price of the Company’s common stock on March 31, 2007. As of March 31, 2007, none of the shares were probable of vesting and no stock-based compensation was recorded in connection with these grants.

Revenue Concentration

For the three months ended March 31, 2007 and 2006, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended March 31,
	2007	2006
ExxonMobil	$11,028	$11,345
The Dow Chemical Company	5,472	6,526
Total	$16,500	$17,871

The revenue from these customers has been included in the following reportable segments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Research Collaborations	$10,369	$10,038
Symyx Tools	2,651	4,143
Symyx Software	2,347	2,565
Materials and IP Licensing	1,133	1,125
Total	$16,500	$17,871

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Service revenue	$9,280	$9,076
Product sales	2,335	3,920
License fees and royalties	4,885	4,875
Total	$16,500	$17,871

As of March 31, 2007, accounts receivable from ExxonMobil and The Dow Chemical Company were $2,290,000 and $587,000, respectively.

Inventories

Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis, except for inventory acquired from Autodose that was recorded at a fair value above its cost in accordance with purchase accounting rules. The Company’s inventory balances at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Work-in-process	$4,360	$2,580
Finished goods	—	100
Total	$4,360	$2,680

Warranty Expense Accrual

The Company offers a warranty on each Symyx Tools system sold to a customer. Warranty terms vary depending upon the product sold and country in which the Company does business. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates the warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary.

Changes in the Company’s product warranty expense accrual during the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balance as of January 1	$952	$645
New warranties issued during the period	103	165
Costs incurred during the period on specific systems	(134)	(65)
Changes in liability for pre-existing warranties during the period, including expirations	(211)	18
Balance as of March 31	$710	$763

Goodwill and Intangible Assets

The Company’s goodwill at March 31, 2007 and December 31, 2006 is reported under two reporting units as follows (in thousands):

	March 31, 2007	December 31, 2006
Symyx Software	$17,672	$17,672
Symyx Tools	383	374
Total	$18,055	$18,046

Intangible assets are amortized using the straight-line method over their estimated periods of benefit, ranging from one to seven years.

According to Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of identifiable intangibles and goodwill at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that may trigger an impairment review of such assets include the following:

•                    significant under-performance relative to expected historical or projected future operating results;

•                    significant changes in the manner of the use of acquired assets or the overall business strategy; and

•                    significant negative industry or economic trends.

The impairment test under SFAS 142 is based on a two-step process. First, the Company compares the estimated fair value of the related reporting unit to its net book value. The Company uses a present value technique based on discounted cash flows to estimate the fair value of each reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. If the estimated fair value of a reporting unit’s goodwill exceeds its net book value, the Company concludes that its goodwill is not impaired. Otherwise, the Company would perform step two of the above test to compare the estimated implied fair value of goodwill to its carrying value.

The impairment review process for other intangible assets under SFAS 144 is based on a discounted future cash flow approach that uses the Company’s estimates of revenue and estimated costs as well as appropriate discount rates.

No impairments of goodwill or intangible assets have been identified during any of the periods presented.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon available evidence, it is more likely than not that the deferred tax assets will be realized.

Effect of New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company must adopt SFAS 157 in the first quarter of fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

2.     Stock-Based Benefit Plans

The Company adopted SFAS 123R on January 1, 2006. In accordance with SFAS 123R, stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 was based on awards ultimately expected to vest. Estimated forfeiture rates were from 0% to 15% based on historical turnover rates of the different groups of employees. Forfeiture rates are subject to revision, if necessary, in subsequent periods if actual forfeitures differ from these estimates.

The Company has a Stock Purchase Plan (“ESPP”) that allows employees to purchase its common stock. The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units, and restricted stock. In addition, certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of its Board of Directors (“Board”).

Prior to April 2007, the Company’s ESPP permitted eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. On the last day of each purchase period, employees purchased shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. In cases where the price on the last day of the purchase period controlled, participants making purchases at that price would automatically be removed from the original offering period and then re-enrolled in a new offering period of 24 months. In April 2007, the Board approved an amendment to the ESPP changing the offering period to 12 months from 24 months and eliminating the automatic re-enrollment feature. The two purchase dates per year under the ESPP are April 30 and October 31. Accordingly, no shares were purchased during the three months ended March 31, 2007 or 2006.

As of March 31, 2007, the Company expects to amortize $213,000 of total unrecognized compensation cost related to its ESPP over the next 19 months.

The Company granted no options during the three months ended March 31, 2007 and 2006 under any of its stock option plans. As of March 31, 2007, $427,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a graded vesting basis through fiscal year 2009.

In March 2006, the Company began issuing restricted stock units as an equity incentive to its employees, executive officers, and Board members. The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2007, $7,998,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized over the next three years. Restricted stock units outstanding as of March 31, 2007 will be vested on May, 1, 2007, and March 1, 2008, 2009 and 2010. As restricted stock units vest, the Company plans to issue new common stock to settle shares vested, net of payroll tax withholdings, when applicable.

During the three months ended March 31, 2007, the Company also granted performance-based restricted stock to its executive officers. The aggregated intrinsic value of performance-based restricted stock at March 31, 2007 was $2,656,000 based on the closing price of the Company’s common stock on the last business day of the first quarter of 2007.

The Company recognized stock-based compensation expense of $2,440,000 and $1,598,000 during the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation expense recognized in the Company’s results of operations for the above respective periods was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of products sold	$53	$17
Research and development	941	723
Sales, general and administrative	1,446	858
Total	$2,440	$1,598

The income tax benefits recognized in the Condensed Consolidated Statements of Operations related to stock-based compensation expense were $786,000 and $411,000 during the three months ended March 31, 2007 and 2006, respectively.

3.     Earnings Per Share

Basic net income (loss) per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options and restricted stock units. The computation of the weighted-average number of shares outstanding for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted-average shares used in computing basic net income (loss) per share	33,069	33,345
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	—	1,597
Weighted-average shares used in computing diluted net income (loss) per share	33,069	34,942

Options to purchase 6,548,000 and 2,922,000 shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2007 and 2006, respectively, because all were anti-dilutive for the respective periods. Additionally, 487,000 shares of restricted stock units and 149,900 shares of restricted stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2007 because such securities were also anti-dilutive for the period.

4.     Related Party Transactions

As of March 31, 2007, the Company owns a minority interest in Ilypsa, Inc. (“Ilypsa”). The Company accounts for its ownership interest in Ilypsa using the cost method as the Company does not have the ability to exercise significant influence over Ilypsa’s strategic, operating, investing, and financing activities. Ilypsa has licensed software and purchased products from the Company. Revenue from Ilypsa for the three months ended March 31, 2007 and 2006 was $0 and $45,000, respectively.

The Company entered into a Collaborative Development and License Agreement with Intermolecular in March 2005, and an Alliance Agreement in December 2005. Under these agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bears its own expenses. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a Symyx Board member, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, the Company’s chairman of Board of Directors and chief executive officer, is a director of Intermolecular, Inc. Dr. W. Henry Weinberg, one of the Company’s executive officers, is a scientific advisory board member of Intermolecular. For the three months ended March 31, 2007 and 2006, the Company recognized revenue from Intermolecular of $56,000 and $0, respectively,  and as of March 31, 2007 and December 31, 2006, recorded $27,000 of deferred revenue from Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a Symyx Board member, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. For the three months ended March 31, 2007 and 2006, the Company recognized revenue of $239,000 and $307,000, respectively, from providing research services to Solyndra, and as of March 31, 2007, recorded $214,000 of accounts receivable from Solyndra. As of December 31, 2006, the Company had recorded $24,000 of deferred revenue related to Solyndra. As of March 31, 2007, the collaborative research has been completed, although Solyndra continues to have the right to use certain Symyx equipment for a limited period of time.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. The Company has a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s president, is a Visyx board member. Thomas Baruch, a Symyx Board member, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’s outstanding shares and has a 49% voting right in relation to its shareholding. During the three months ended March 31, 2007, the Company reported a $214,000 equity loss, based on its share of the loss reported by Visyx, in accordance with the equity method of accounting.

5.     Comprehensive Income (loss)

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and a foreign currency translation adjustment.

The components of accumulated other comprehensive income (loss) at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Unrealized gain on available-for-sale securities, net of taxes	$20	$24
Foreign currency translation adjustment	(9)	(28)
Accumulated other comprehensive income (loss)	$11	$(4)

The components of comprehensive income (loss) for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$(972)	$1,664

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax	(4)	114
Foreign currency translation adjustment	19	(7)
Other comprehensive income (loss)	15	107
Comprehensive income (loss)	$(957)	$1,771

The Company had no unrealized loss at December 31, 2006. At March 31, 2007, the Company had minimal unrealized losses attributable to changes in interest rates. The Company does not believe any unrealized losses represent other-than-temporary impairments as of March 31, 2007.

6.     Segment Disclosure

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) when deciding how to allocate resources and in assessing performance. Symyx’s Chief Executive Officer is its CODM. The CODM evaluates company performance based on consolidated profit or loss from operations before income taxes. In making operating decisions, the CODM primarily considers consolidated financial information accompanied by disaggregated information about revenue. Revenue is defined as revenue from external customers.

Symyx allocates research personnel time to each collaboration arrangement on a full-time-equivalent basis but does not allocate actual research and development expenses to each collaboration or business segment. The Company does not assess segment performance below the revenue level or allocate sales, general and administrative expenses or assets to the individual segments and, therefore, financial performance, including depreciation and amortization and capital expenditures, is not reported on a segment basis.

Revenue is disaggregated into:

•                  Research Collaborations — research services on behalf of collaborative partners

•                  Symyx Tools — sale of select laboratory systems and associated software and intellectual property

•                  Symyx Software — license of ELN, Lab Execution and Experiment Analysis software and provision of associated support, maintenance, and consulting services

•                  Materials and IP Licensing — license of discovered materials and methodology patents, and royalties due the Company upon successful commercialization of products incorporating materials discovered in the Company’s industry collaborations

Prior to 2007, the Company’s Symyx Sensors segment provided development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology. In November 2006, with the incorporation of Visyx, the Company no longer had a Symyx Sensors segment.

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Three Months Ended March 31, 2007
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$9,871	$—	$2,502	$12,373
Symyx Tools	1,135	4,618	8	5,761
Symyx Software	2,567	—	2,436	5,003
Materials and IP Licensing	—	—	1,830	1,830
Total	$13,573	$4,618	$6,776	$24,967

	Three Months Ended March 31, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,251	$—	$2,500	$12,751
Symyx Tools	781	5,163	9	5,953
Symyx Software	2,263	—	3,340	5,603
Materials and IP Licensing	—	—	2,015	2,015
Symyx Sensors	482	—	262	744
Total	$13,777	$5,163	$8,126	$27,066

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Three Months Ended March 31,
	2007	2006
United States	$23,196	$23,846
North America (excluding United States)	88	72
Japan	196	1,521
Europe	1,487	1,627
Total	$24,967	$27,066

Prior to 2006, the Company generated all of its revenue from its U.S. operations. In 2006, after acquiring Autodose, the Company generated revenue from both its U.S. and Swiss operations. The table below shows revenue and long-lived assets (excluding non-current deferred tax assets) by location (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue generated by U.S. operations	$24,688	$27,066
Revenue generated by Swiss operations	279	—
Total revenue from external customers	$24,967	$27,066

	March 31, 2007	December 31, 2006
Long-lived assets in U.S.	$72,275	$77,682
Long-lived assets in Switzerland	3,856	3,902
Total long-lived assets	$76,131	$81,584

The majority of the long-lived assets in Switzerland were intangible assets associated with the Autodose acquisition.

7.     Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in the acquisitions of IntelliChem, Synthematix, and Autodose. These intangible assets are being amortized on a straight-line basis over their estimated useful lives. Intangible assets related to the Autodose acquisition were recorded in Swiss Francs, the balance of which may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. The current estimated useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

		March 31, 2007			December 31, 2006
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,372)	$758	$3,130	$(2,299)	$831
Trade name	1 - 5	1,489	(1,189)	300	1,487	(1,172)	315
Developed technology	4.5	12,815	(5,681)	7,134	12,804	(4,980)	7,824
Customer relationships	6.5 - 7	6,361	(1,957)	4,404	6,354	(1,713)	4,641
Total intangibles		$23,795	$(11,199)	$12,596	$23,775	$(10,164)	$13,611

In the three months ended March 31, 2007 and 2006, the Company recorded amortization expenses of intangible assets of $1,033,000 and $1,110,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be approximately $3,102,000 in the remainder of 2007, $4,128,000 in 2008, $2,884,000 in 2009, $1,462,000 in 2010, $816,000 in 2011, and $204,000 thereafter.

8.     Income Taxes

During the three months ended March 31, 2007, the Company incurred an ordinary loss greater than its anticipated annual ordinary loss. The Company recorded income tax benefits for the three months ended March 31, 2007 up to the limit determined in accordance with FASB Interpretation No. 18, Accounting for Income Taxes for Interim Periods. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2007	2006
Federal statutory rate	35%	35%
State taxes, net of federal impact	18%	6%
Permanent difference related to stock-based compensation	(16)%	6%
Permanent difference related to research credits	15%	—
Permanent difference related to tax-exempt interest	19%	—
Other individually immaterial items	(5)%	(1)%
Effective income tax rate	66%	46%

9.   Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,273,000. As a result of the implementation of FIN 48, the Company recognized a $996,000 increase in liability for unrecognized tax benefits which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$939,000
Reduction in additional paid-in capital	57,000
Increase in liability	$996,000

Included in the balance of unrecognized tax benefits at January 1, 2007 was $2,958,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, was $1,315,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

The Company did not adjust its liabilities associated with unrecognized income tax benefits in the three months ended March 31, 2007 and does not anticipate any additional unrecognized income tax benefits in the next 12 months that would result in a material change to its financial position.

The Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and penalties in income tax provision. Prior to the adoption of FIN 48, the Company did not accrue any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $97,000.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is not currently under audit by any tax authorities. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2003 for federal tax purposes and tax year 2002 for California tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In addition, our senior management might make forward-looking statements verbally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation:  (1) our expectations with respect to unrecognized compensation costs; (2) our expectation that amortization expense of total intangible assets will be approximately $3,102,000 in the remainder of 2007, $4,128,000 in 2008, $2,884,000 in 2009, $1,462,000 in 2010, $816,000 in 2011 and $204,000 thereafter; (3) our expectation that we will generate the majority of our revenue and cash flows for 2007 under research and development collaborations with our major customers, with the balance from product sales, license fees and royalties; (4) our expectation that there will not be any additional unrecognized tax benefits in the next 12 months that would result in a material change to our financial position; (5) our belief that the market opportunities for Symyx Tools, Software, Research Collaborations and licensing of our materials discoveries and other intellectual property are significant, and that we therefore expect to continue devoting substantial resources to R&D and other investment areas; (6) our expectation that the cost of products sold will be driven by the variability of product mix and sales volume in each period, will fluctuate from period to period and will be affected by the adjustment of the warranty expense accrual for previous sales; (7) our expectation that our effective income tax rate for each of the remaining three quarters of fiscal 2007 will be approximately 40%; (8) our anticipation that interest income in 2007 will be approximately the same as 2006 but will contain a larger portion of tax-exempt interest income; (9) our belief that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for at least the coming year; (10) our expectation that we will recognize committed but unrecognized revenue of approximately $68 million in the remainder of fiscal 2007 and that we have approximately $59 million in revenue backlog to be realized in fiscal 2008 and beyond; (11) our expectation that we will satisfy our outstanding obligations under our principal commitments as they become due over the next nine years; (12) our expectation that we will meet our $1,750,000  commitment to Intermolecular with additional research efforts and capital expenditures during the next two years; (13) our belief that we carry adequate insurance protection; (14) our expectation that ExxonMobil, The Dow Chemical Company and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues, and our expectation that any renewal of our ExxonMobil contract will be at a smaller annual rate than our current contract; (15) our belief that each segment of our business offers significant opportunities to leverage our core technologies and that these segments are complementary; (16) our expectation that our quarterly results of operations will fluctuate; (17) our intention to continue to expand our international presence; and (18) our belief that our future success will depend on our ability to attract and retain highly skilled personnel.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors,” and include but are not limited to:  the market may not accept our products and services;  we may lose one or more of our major customers or partners, or the value of our contracts with our major customers or partners may be diminished; customers may withhold spending; we rely on a few major collaborators to successfully commercialize products; inaccuracies in our forecasts, including those related to revenue and cash flows, tax benefits and tax rate and interest income; our failure to manage our business segments successfully; we depend on a limited number of suppliers and our manufacture of products may be delayed if shipments from these suppliers are interrupted; the pace, quality or number of our discoveries of new materials may be inadequate; our inability to compete with the greater financial, marketing, technical and customer service capabilities of our competitors; uncertainties as to patent protection and litigation; our future growth strategy, including impact of acquisitions, mergers or other changes in business strategy, could result in large one-time charges or disrupt our business if integration or execution of such strategies is unsuccessful; lack of investment income to support expanding operations; a limited customer base; our inability to develop successful collaborative

relationships in the future;    our inability to recruit highly skilled personnel;  assumptions underlying our critical accounting policies and system of internal or disclosure controls may be incorrect, and there can be no assurance that such systems will succeed in achieving their goals of preventing misstatements, errors or fraud; inadequate cash resources available to satisfy our current needs and future obligations; general economic conditions in the United States and in major European and Asian markets; unanticipated compliance requirements related to the establishment of international operations; exposure to risks associated with export sales and operations; future competition from new market entrants; exposure to claims outside our insurance coverage; miscalculations in the assessment of our amortization calculations; and natural disasters, power failures and other disasters. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx at such date. Symyx assumes no obligation to update any forward-looking statement or risk factor.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the SEC on February 27, 2007 (SEC File No. 000-27765).

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Our headquarters are located at 3100 Central Expressway, Santa Clara, California 95051. Our mailing address is 415 Oakmead Parkway, Sunnyvale, CA 94085. Our telephone number is (408) 764-2000. Our common stock trades on the NASDAQ Global Select Market under the symbol “SMMX.” Our SEC filings are available free of charge through our website at www.symx.com.

We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical, energy, electronics, pharmaceutical, and other industries. We expect to generate the majority of our revenue and cash flow for fiscal 2007 under research and development collaborations with our major customers, with the balance from product sales, license fees and royalties.

Since our inception in 1994, we have invested heavily in establishing the technology, laboratory systems, and software necessary to help companies maximize the effectiveness and success of their R&D programs. We develop and apply informatics and high-throughput research technologies for the entire R&D process, from early discovery through development to commercialization. Through collaborations, we work on behalf of customers to discover and optimize materials. Our list of discovered materials continues to grow, and includes catalysts to manufacture commodity chemicals, polyolefins, polymers and phosphors for life science and industrial applications, and materials for electronics applications. We apply our expertise in high-throughput research technologies to offer a growing line of Symyx Tools to automate complete laboratory processes. We also provide our customers Symyx Software solutions that save time for scientists while providing information transparency to the business.

In the quarter ended March 31, 2007, our revenue decreased 8% to $25.0 million from $27.1 million for the same period in 2006. This decrease resulted from several factors, including the spin-out of Symyx Sensors in 2006, lower Symyx Tools sales in the first quarter of 2007 compared to the first quarter in 2006, and lower software license revenue due to delayed purchasing from a few of our large existing and potential customers.

Our net loss for the quarter ended March 31, 2007 was $972,000, compared to $1.7 million of net income for the three months ended March 31, 2006. The loss in 2007 resulted from decreased revenue and increased R&D and sales, general and administrative (“SG&A”) expenses.

On April 25, 2007, we revised our financial guidance for fiscal 2007, taking into account our results for the first fiscal quarter ended March 31, 2007, the delay of purchase or rollout decisions by certain of our larger existing and potential software customers, increasing competition in certain of our software group’s target markets, the failure to close certain significant collaborations opportunities in the chemical marketplace previously believed to be on track towards successful closure, and the need to continue developing the infrastructure necessary to support higher transaction volumes across a broader customer base.

Further, during the first quarter, our level of recognized and committed revenue for fiscal 2007 increased to $93 million, a lower increase than expected. Accordingly, we adjusted our expectations for the year downward across our three primary business segments. However, we continue to believe market opportunities for our high-throughput research technologies across our tools, software and services segments are significant, and thus that we should continue to invest in these areas. We expect to continue making these investments throughout fiscal 2007.

We recognized stock-based compensation expense of $2,440,000 and $1,598,000, respectively, during the three months ended March 31, 2007 and 2006. The impact of the adoption of SFAS 123R on our results of operations for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of products sold	$53	$17
Research and development	941	723
Sales, general and administrative	1,446	858
Total	$2,440	$1,598

Critical Accounting Policies

We prepare our financial statements and accompanying notes in accordance with U.S. GAAP. Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns; and determining when investment impairments are other-than-temporary. The following critical accounting policies, among others, are impacted significantly by judgments, estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from (i) providing services under research collaborations, (ii) selling products, (iii) licensing software, (iv) providing support and maintenance services, and (v) licensing intellectual property. Our customers may work with us in multiple areas of our business, and contracts may include multiple elements of service, product, and license and royalty revenue. In determining the basis for revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple-element deliverables, we identify all deliverables and allocate revenue among the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2, as amended.

Service Revenue

We recognize revenue from research collaboration agreements, software consulting, and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

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

Product Sales

We recognize revenue from the sale of Symyx Tools hardware and all related costs of products sold are expensed once delivery has occurred and customer acceptance has been achieved. We establish a warranty expense accrual at the time the customers accept our systems. We determine for each system delivered whether software is incidental to the system as a whole. If software is not incidental, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple-element arrangements, we use the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements.

Software License Fees

For software licensed on an annual right to use basis, we recognize revenue straight-line over the term of the license. Annual right to use licenses include maintenance and support, such as rights to receive unspecified future versions of software products on a when-and-if-available basis, during the license term. For revenue allocable to the software portion of a multiple-element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria have been met. By way of example, for the ELN software products that we acquired from IntelliChem and Synthematix, we have not yet established the fair value of all the ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Intellectual Property License Fees and Royalties

We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established. The amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed or determinable.

We recognize royalty revenue based on reported sales by third party licensees of products containing our materials and intellectual property. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Stock-Based Compensation

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Stock-based compensation expense recognized was based on awards ultimately expected to vest. Estimated forfeiture rates were from 0% to 15% based on historical turnover rates of the different groups of employees. Forfeiture rates are subject to revision, if necessary, in subsequent periods if actual forfeitures differ from these estimates. See Note 2 of Notes to Condensed Consolidated Financial Statements for further details.

Warranty Expense Accrual

We establish a warranty expense accrual at the time a customer accepts a Symyx Tool system and include such accrual as a cost of product sold. Management must exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx Tool system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which we make a determination. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. For the three months ended March 31, 2007, we recorded a favorable adjustment of $211,000. For the three months ended March 31, 2006, we recorded an additional warranty expense of $18,000 for systems that incurred higher warranty costs than our original estimates.

Research and Development Costs

We account for R&D costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as R&D until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that our software products reach technological feasibility shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense our software development costs when incurred.

Inventories

We carry our inventories at the lower of cost or market. Cost is determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Accounting for Income Taxes

Income taxes have been provided using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority accordingly to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Goodwill and Intangible Assets

According to Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of identifiable intangibles and goodwill at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that may trigger an impairment review of such assets include the following:

•                  significant under-performance relative to expected historical or projected future operating results;

•                  significant changes in the manner of the use of acquired assets or our overall business strategy; and

•                  significant negative industry or economic trends.

The impairment test under SFAS 142 is based on a two-step process. First, we compare the estimated fair value of the related reporting unit to its net book value. We use a present value technique based on discounted cash flows to estimate the fair value of each reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. If the estimated fair value of a reporting unit’s goodwill exceeds its net book value, we conclude that our goodwill is not impaired. Otherwise, we would perform step two of the above test to compare the estimated implied fair value of goodwill to its carrying value. The impairment review process for other intangible assets under SFAS 144 is based on a discounted future cash flow approach that uses the Company’s estimates of revenues and estimated costs as well as appropriate discount rates. We have not identified any impairment of goodwill or intangible assets during the periods presented.

We amortize intangible assets over their estimated economic lives. Determining the estimated economic life of intangible assets requires management judgment. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 7 of Notes to Condensed Consolidated Financial Statements, the amortization expense of intangibles for the quarter ended March 31, 2007 would have increased by $0.2 million. We review intangible assets annually or when circumstances indicate for potential impairment. We also review amortization periods for intangible assets when circumstances indicate there may be a change in economic lives.

Results of Operations

Revenue

Our total revenue for the three months ended March 31, 2007 was $25.0 million, compared to $27.1 million from the same period in 2006. This 8% decrease was primarily due to the spin-off of our sensors business in 2006, decreased revenue from software license fees, and slightly lower revenue in our other three segments.

ExxonMobil and The Dow Chemical Company (“Dow”) accounted for 44% and 22% of total revenue, respectively, for the three months ended March 31, 2007, and for 42% and 24% of revenue, respectively, for the same period in 2006. We expect that a significant portion of our total revenue will continue to be generated from a few key customers in fiscal 2007. Further, our primary contracts with ExxonMobil and Dow expire in 2008 and 2009, respectively. We currently expect any renewal of our contract with ExxonMobil be at a smaller annual rate than our current contract, and we cannot yet predict the likelihood or magnitude of any renewal opportunities with Dow.

We segregate revenue as follows (in thousands):

	Three Months Ended March 31,
	2007	Change over Previous Year	2006

Research Collaborations	$12,373	(3)%	$12,751
Symyx Tools	5,761	(3)%	5,953
Symyx Software	5,003	(11)%	5,603
Materials and IP Licensing	1,830	(9)%	2,015
Symyx Sensors	—	(100)%	744
Total	$24,967	(8)%	$27,066

Research Collaborations Revenue

The Research Collaborations group generates revenue primarily from the research services it provides to our collaborative partners.

The decrease in Research Collaborations revenue for the three months ended March 31, 2007 from the same period in 2006 resulted primarily from the expiration of our collaboration with a Japanese customer.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools systems and associated software and intellectual property.

Symyx Tools revenue for the three months ended March 31, 2007 was mainly attributable to the sale of two Symyx Tools integrated workflows, one to a chemical company and the other to a consumer goods company, and to the sale of a modular system to a pharmaceutical company. Symyx Tools revenue for the three months ended March 31, 2006 was mainly attributable to the sale of three Symyx Tools integrated workflows to two chemical companies and one pharmaceutical company. The systems sold in 2007 had a lower average selling price than the systems sold in 2006. As a result, Symyx Tools revenue in the first three months of 2007 decreased compared to the same period in 2006.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from the licensing of ELN, Lab Execution and Experiment Analysis software and provision of associated support, maintenance and consulting services.

Software revenue decreased 11% in the three months ended March 31, 2007 over the same period in 2006. In the three months ended March 31, 2006, we generated significant revenue from granting perpetual software licenses to several major pharmaceutical companies. In the three months ended March 31, 2007, a few of our large existing and potential pharmaceutical customers delayed purchasing or expanding Symyx Software licenses. However, we  believe the market opportunity for our software remains significant and we continue to focus on developing new customer relationships in this segment.

Materials and IP Licensing Revenue

The Materials and IP Licensing group generates revenue primarily from intellectual property licensing fees and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

The decrease in Materials and IP Licensing revenue for the three months ended March 31, 2007 over the same period in 2006 was primarily due to a one-time payment received from a Japanese company in 2006.

Cost of Products Sold

Cost of products sold was approximately $1.7 million, or 36% of product sales revenue for the three months ended March 31, 2007, compared to $2.1 million, or 40% of product sales revenue for the same period in 2006. The decrease in the cost of products sold as a percentage of product sales revenue was primarily due to the favorable adjustment to our warranty expense accrual in the amount of $0.2 million for the warranties expired during the quarter.

The cost of products sold will be driven by the variability of product mix and sales volume in each period. We expect the cost of products sold as a percentage of product sales is expected to fluctuate from period to period because the majority of Symyx Tools are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as prototypes, we expense development costs incurred prior to the commercial build as development costs, which results in a lower cost of products sold and higher margin in the quarter in which we deliver such a system to the customer.

The cost of products sold will also be affected by the adjustment of the warranty expense accrual for previous sales. As demonstrated by the $0.2 million favorable adjustment in the first quarter of 2007, when actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made, as we did in the first quarter of 2006.

Other Operating Expenses

	Three Months Ended March 31,
	2007			2006
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$16,958	68%	15%	$14,787	55%
Sales, general and administrative	9,752	39%	26%	7,768	29%
Amortization of intangible assets arising from business combinations	960	4%	(7)%	1,037	3%
Total operating expenses	$27,670	111%	17%	$23,592	87%

Research and Development Expenses

Our R&D expenses consist primarily of:

•                  salaries and other personnel-related expenses;

•                  facility costs;

•                  supplies; and

•                  depreciation of facilities and laboratory equipment.

Total R&D expenses for the three months ended March 31, 2007 were $17.0 million, an increase of approximately 15% from the same period in 2006. The increase was primarily due to the increase in salaries and other personnel-related expenses for the additional 14% headcount added and the increase in depreciation expenses associated with new facilities added to meet the needs of our business.

R&D expenses represented 68% and 55% of total revenue in the three months ended March 31, 2007 and 2006, respectively. Our labs yield a stream of innovative new technologies and breakthrough advances in materials science that support our research services, Symyx Tools, Symyx Software, intellectual property and materials discovered in our collaborative and internal research programs. We believe our market opportunity is significant and that continued investment across our business segments is necessary for long-term success. Accordingly, we expect to continue to devote significant resources to R&D.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first three months of 2007, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
Dow	12/31/2009	Catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

We do not track fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended March 31,
	2007	2006
Projects funded by collaborative partners	64%	69%
Projects funded internally:
Software development	25%	24%
Tools development	7%	1%
Research	4%	6%
Total	100%	100%

Sales, General and Administrative Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. SG&A expenses for the three months ended March 31, 2007 were $9.8 million, an increase of 26% from $7.8 million for the same period in 2006, and represented 39% and 29% of total revenue for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to increased personnel costs related to recruiting additional senior management and significantly expanding our sales force to pursue growth in our target markets. We have invested heavily, and believe it is necessary and advisable to continue to invest, in our leadership and sales and support teams with extensive industry experience and relationships to capitalize on our market opportunities.

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004, Synthematix in April 2005, and Autodose in 2006, we recorded $23.8 million of intangible assets (See Note 7 of Notes to Condensed Consolidated Financial Statements). We amortize these intangible assets on a straight-line basis over their estimated useful lives. For the three months ended both March 31, 2007 and 2006, we recorded $1.0 million of amortization expense related to these acquisitions.

Interest and Other Income, Net

Interest and other income, net, for the three months ended March 31, 2007 was $1.7 million, consisting principally of interest income. Interest income represents interest earned on our cash, cash equivalents and available-for-sale securities. While interest income for the three months ended March 31, 2007 and 2006 are comparable, we are earning slightly higher yields on slightly lower investment balance in 2007. We anticipate that our interest income in 2007 will be approximately the same as 2006 but will contain a larger portion of tax-exempt interest income.

Provision for Income Taxes

We recorded an income tax benefit of $1.9 million for the three months ended March 31, 2007, compared to income tax expense of $1.4 million for the three months ended March 31, 2006. The effective income tax rate was 66% and 46% for the three month periods ended March 31, 2007 and 2006, respectively. The effective income tax rate for the first quarter of 2007 was significantly higher than our statutory rate of 40% due to the recognition of income tax benefits according to FIN 18, Accounting for Income Taxes for Interim Periods in the period during which our ordinary loss exceeded the anticipated annual loss. The effective income tax rate for 2006 was higher than our statutory rate due to the non-deductibility of certain stock-based compensation expenses. See Note 8 of Notes to Condensed Consolidated Financial Statements for a list of items that impacted our effective income tax rate. We expect our effective income tax rate for each of the remaining three quarters of fiscal 2007 be approximately 40%.

We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized income tax benefits as of the date of adoption was $4,273,000. As a result of the implementation of FIN 48, we recognized a $996,000 increase in liability for unrecognized income tax benefits which we accounted for as follows:

Reduction in retained earnings (cumulative effect)	$939,000
Reduction in additional paid-in capital	57,000
Increase in liability	$996,000

Included in the balance of unrecognized income tax benefits at January 1, 2007 was $2,958,000 of income tax benefits that, if recognized, would affect the effective income tax rate. Also included in the balance of unrecognized income tax benefits at January 1, 2007, was $1,315,000 of income tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

We do not anticipate any additional unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We recognize interest accrued related to unrecognized income tax benefits in interest expense and penalties in tax provision expenses. We did not accrue any interest or penalties prior to the adoption of FIN 48. Upon adoption of FIN 48 on January 1, 2007, we increased our accrual for interest and penalties to $97,000.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any tax authorities.  Because we used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2003 for federal tax purposes and 2002 for California tax purposes.

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. We recorded a $214,000 equity loss based on our share of the loss reported by Visyx for the three months ended March 31, 2007.

Recent Accounting Pronouncements

Fair Value Measures

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had $3.6 million positive cash flow from operations for the three months ended March 31, 2007. At March 31, 2007, we had cash, cash equivalents and available-for-sale securities of approximately $151.0 million, an increase of $1.0 million from December 31, 2006.

As of March 31, 2007, we had $797,000 of noncurrent deferred tax liabilities arising from the Autodose acquisition.

Our operating activities provided $3.6 million and $10.6 million of cash during the three months ended March 31, 2007 and 2006, respectively. The sources of cash for the three-month periods were primarily the receipt of R&D funding from collaborative partners, the collection of outstanding receivable balances from product sales and revenue from intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of receipts of payments that revolve around the shipments of Symyx Tools systems and the licenses of Symyx Software as well as a $5.3 million income tax payment made in the three months ended March 31, 2007. As a result of adopting SFAS 123R, $0.1 million and $1.0 million of excess tax benefits for the three months ended March 31, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities during the three months ended March 31, 2007 was $19.9 million, primarily due to the investment of cash in available-for-sale securities. Net cash provided by investing activities during the three months ended March 31, 2006 was $42.0 million, primarily due to the fact that proceeds from available-for-sale securities during the quarter had been invested in securities that were considered cash equivalents. The timing of purchases, sales and maturity of securities and purchases of property and equipment will cause a fluctuation in cash flows from investing activities from period to period.

Net cash used in financing activities during the three months ended March 31, 2007 was $1.4 million, primarily due to the payment of employee withholding taxes with cash in lieu of issuing common stock upon the vesting of restricted stock units. Financing activities provided cash of $6.5 million during the three months ended March 31, 2006, primarily attributable to the proceeds from the exercise of stock options and the proceeds from our ESPP and excess tax benefits from stock-based compensation.

Current liabilities as of March 31, 2007 decreased by $7.9 million compared to December 31, 2006 primarily due to the decrease in income taxes payable and accrued compensation and employee benefits, partially offset by an increase in deferred revenue.

We believe that our current cash, cash equivalents and available-for-sale securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may choose to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

We have revenue backlogs of approximately $68 million and $59 million, respectively, to be recognized in the remainder of fiscal 2007 and in fiscal 2008 and beyond.

Commitments

Our principal commitments consist of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements. As of March 31, 2007 and December 31, 2006, our principal commitments were $22.9 million and $16.6 million, respectively. Our principal commitments increased significantly due primarily to the extension of the lease of a current facility. We expect to satisfy these obligations as they become due over the next nine years.

Future principal commitments as of March 31, 2007 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$18,618	$2,818	$4,329	$4,053	$7,418
Purchase Commitments	4,296	4,296	—	—	—
Total	$22,914	$7,140	$4,329	$4,053	$7,418

Other Commitments

Pursuant to the agreements discussed in the “Off Balance Sheet Financing and Related Party Transactions” below, our commitment to Intermolecular was $1,750,000 as of March 31, 2007. We expect to meet this commitment during the next two years by providing additional research efforts and incurring associated capital expenditures.

Upon adoption of FIN 48 on January 1, 2007, we recorded additional $1.0 million of accrued liability associated with uncertainties in income taxes to make total tax reserve of $3.2 million. We are unable to make reasonably reliable estimates of the periods of cash settlement with the respective tax authorities but have recorded the liability as a current liability on our Condensed Consolidated Balance Sheet.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of March 31, 2007, we were not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in the Note 1 of Notes to Condensed Consolidated Financial Statements, additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain 2007, 2008 and 2009 revenue targets. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of March 31, 2007.

As of March 31, 2007, 149,900 shares of restricted stock were granted and outstanding to our executive officers. These shares may vest upon the achievement of certain pre-defined 2007 performance targets, which would result in the recognition of up to $2,656,000 stock-based compensation expense based on the closing price of our common stock on March 31, 2007. As of March 31, 2007, none of the shares were probable of vesting and no stock-based compensation was recorded for restricted stock.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Financing and Related Party Transactions

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2007. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. Transactions between Symyx and related parties during the three months ended March 31, 2007 were as follows:

•                  We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party bears its own expenses. In August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a member of our Board, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, our chairman and chief executive officer, is also a director of Intermolecular. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular. During the three months ended March 31, 2007, we recorded $56,000 in royalty revenue from Intermolecular.

•                  In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a member of our Board, is a director of Solyndra and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During the three months ended March 31, 2007, we recognized $239,000 of revenue from providing research services to Solyndra. As of March 31, 2007, the collaborative research has been completed, although Solyndra continues to have the right to use certain of our equipment for a limited period of time.

•                  In November 2006, we incorporated Visyx Technologies Inc. and provided funding of $400,000 as well as rights to certain intellectual property in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. Isy Goldwasser, our president, is a board member of Visyx. Thomas Baruch, a member of our Board, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’s outstanding shares and has a 49% voting right in relation to its shareholding.  We recorded a $214,000 equity loss from this investment in Visyx for the three months ended March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2006.

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

ITEM 1A. RISK FACTORS

We describe below and elsewhere in this Quarterly Report on Form 10-Q risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Additional risks and uncertainties we have not anticipated or that we currently deem immaterial also may impair our business operations.

We generate most of our revenue from a small number of key customers and the loss of or reduction in business from one or more key customers would substantially reduce our revenues and be perceived as a loss of momentum in our business.

Over time we have expanded our base of customers, however, we continue to generate a substantial portion of our revenues from a small number of companies. In particular, ExxonMobil and Dow accounted for 44% and 22%, respectively, of our total revenue for the three months ended March 31, 2007. We expect that ExxonMobil, Dow, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenues for the foreseeable future. Accordingly, the loss of or reduction in business from one or more of these customers or collaborative partners would materially harm our business and operating results. For example, when our current contract with ExxonMobil lapses in 2008, we presently expect that contract, if renewed, to be at a smaller annual rate than our current contract and we cannot yet predict the likelihood or magnitude of any renewal opportunities with Dow. If either of these significant contracts is not renewed, or is renewed at a rate substantially below current levels, and we cannot timely replace any associated revenue reduction with revenue from other sources, our total revenue in 2008 and beyond will be materially and adversely affected. The cancellation of or reduction in business from the ExxonMobil or Dow strategic alliance, the failure to renew either alliance at a meaningful level, or loss of or reduction in business from another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have a material adverse impact on our financial results, which may cause the market price of our common stock to fall.

Because our business spans multiple products and industries, is moving to a higher volume of smaller transactions, and is transitioning its leadership and infrastructure, we face both opportunity and challenges in successfully and profitably growing our company.

We offer our high-throughput technology in the form of Symyx Tools, Symyx Software, Research Collaborations and materials and IP licensing. Each of these offerings presents different challenges in development, marketing, sales, support and operations. We believe each segment of our business offers significant opportunities to leverage our core technologies, and that these segments are complementary. Accordingly, we have been making, and will continue to make, significant changes to and investments in our leadership, business model, marketing, sales, infrastructure and operations to pursue these opportunities. However, if we do not make and manage these changes and investments successfully, our business and financial results will be materially and adversely affected.

We have a limited number of contracts for the sale of Symyx Tools and for the licensing of intellectual property, software, technologies, and materials to date, and we cannot assure you that we will be able to build a sustainable business in these areas.

To date, we have entered into a growing but still limited number of contracts for our Symyx Tools and Symyx Software, and our sales cycle for them has been and is likely to continue to be long. Our sales require us to educate our potential customers about the full benefits of our solutions, which often requires significant time and expense.

Sales of Symyx Tools and licensing Symyx Software and our other offerings will continue to be subject to a number of significant risks over which we have little or no control, including:

•                  customers’ budgetary constraints and internal acceptance review procedures;

•                  complexity of our systems and difficulties we may encounter in meeting individual customer specifications and commitments;

•                  our ability to build new systems and design software and workflows to meet our customers’ demands;

•                  customers’ willingness to renew annual right to use software licenses or maintenance and support agreements;

•                  the fact that there may be only a limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•                  a long sales cycle that involves substantial human and capital resources;

•                  customers’ willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using high-throughput combinatorial chemistry methods; and

•                  potential general or industry-specific downturns.

If we are unable to continue to build the infrastructure to support our sales, or if the sales or build cycles for our products and services further lengthen unexpectedly, our revenues may decline or not grow as anticipated and our results from operations may be harmed.

We expect our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

•                  the size and timing of royalties we receive from third parties, including those who license Symyx Tools and Symyx Software for resale;

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

•                  changes in accounting rules and regulations, including those related to revenue recognition, stock-based compensation and accounting for uncertainty in income taxes; and

•                  general and industry specific economic conditions, which may affect our customers’ capital investment levels and research and development investment decisions.

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed in nature. Accordingly, in the event revenue declines or does not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result of these possible fluctuations, it is difficult for our management to predict or estimate our quarterly or annual operating results and to give accurate guidance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors, and, as in the case of our downward revision of our guidance for the balance of fiscal 2007 communicated in April 2007, we may update our external financial guidance from time to time to address recent adverse developments. In these cases, our stock price will likely decline, and investors will experience a decrease in the value of their investment.

Our stock price has been and may continue to be volatile.

The market price of our common stock since our initial public offering has been highly volatile. Volatility in the market price for our common stock will be affected by a number of factors, including the following:

•                  failure to achieve operating results within guidance our senior management provides, or downward revisions in guidance relative to previous forecasts;

•                  changes in our growth rates;

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

•                  changes in management;

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

These factors and fluctuations may materially adversely affect the market price of our common stock.  Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options or restricted stock units.

We may not be able to maintain and grow a profitable business.

Our ability to maintain or increase our rate of profitability and grow our business is dependent on our ability to:

•                    extend current collaboration research and development arrangements and add new ones;

•                    secure new Symyx Tools customers;

•                    add additional licensees of our software, discovered materials, and intellectual property; and

•                    make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

Our ability to achieve our objectives and maintain or increase the profitability of our business will depend in large part on potential customers accepting our high-throughput screening technologies and methodologies as effective tools in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you that we will achieve the levels of customer acceptance that will be necessary for us to maintain and grow a profitable business. Failure to achieve the necessary customer acceptance, extend current collaborations and add new ones, secure new Symyx Tools customers, and add additional licensees of our software, discovered materials, and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

Failure to successfully commercialize our discoveries ourselves or to generate significant royalties through our customers’ and licensees’ commercialization of our discoveries would reduce our revenue and profitability and harm our business.

For us to achieve and sustain a significant level of profitability, we must continuously make discoveries with significant commercial potential.

If we license our discovered materials or methodologies to other companies, we typically do not receive royalties on sales of products by our partners until they have commenced commercial sales of products containing our materials or produced using our methods. The commercialization of discovered materials can be a long and expensive process and we cannot control our partners’ activities in this regard. The failure of our partners to commercialize development candidates from our research efforts would reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.

In order for us to commercialize development candidates ourselves, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market, and sell products. We do not have this capability, and we may not be able to develop or otherwise obtain the requisite manufacturing, marketing, and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, our revenue and operating results would decline.

Failure to integrate products we acquired through acquisitions and failure to achieve customer acceptance of the ELN technology and precision powder-dispensing equipment would harm our operating results and financial condition.

We acquired IntelliChem and Synthematix, providers of electronic laboratory notebook software, and more recently, Autodose, a provider of precision powder-dispensing equipment. Our success partially depends on our ability to successfully integrate the products and people we acquired in these acquisitions. If this integration is not successful, or if the integrated products do not achieve substantial market acceptance among new and existing customers, due to factors such as technological problems, competition, pricing, sales execution, or market shifts, it will have a material adverse effect on our operating results and financial condition.

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team.

We have completed three acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. In the event that we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenue, earnings, or business synergies that we anticipate. The time, capital management, and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

Any inability of ours to keep pace with technological advances and evolving industry standards would harm our business.

The market for our products is characterized by continuing technological development, evolving industry standards, and changing customer requirements. Due to increasing competition in our field, it is likely that the pace of innovation and technological change will increase. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions, industry standards, or other customer requirements would harm our future revenue and our business and operating results.

We depend upon the research and development activities of companies in the chemical, energy, life science, consumer product, and other industries, and declines or reductions in research and development activities in these industries could harm our business.

The market for our research services, Symyx Tools, and Symyx Software within the chemical, energy, electronics, life science, consumer product, and other industries depends on our customers’ ability and willingness to invest in research and development. A large portion of our revenue is attributable to our collaborative arrangements with chemical, energy, life science, consumer product, and other companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

In particular, many companies in the chemical and life science industries have, in the past several years, experienced declining profitability or even losses. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. As a result, some chemical and life science companies have reduced their research and development activities and/or delayed investments in new technologies. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our technologies can help chemical, energy, life science, consumer product, and other companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they will be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Symyx Tools, or choosing not to work with Symyx, any of which could reduce our revenue and harm our business and operating results.

Costs to resolve legal matters may have an adverse effect on our consolidated financial positions, results of operations, or cash flow.

We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The ultimate costs to resolve these matters may have a material adverse effect on our consolidated financial positions, results of operations, or cash flow.

We cannot predict the pace, quality, or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenue and harm our business.

Our future revenue and profitability depend upon our ability to achieve commercially viable discoveries, whether through collaborations with customers or through our own proprietary research. Because of the inherently uncertain nature of research activities, we cannot precisely predict the pace or quality of any discoveries that we may generate. Due to the uncertain nature of materials discovery, in which several hundred thousand compounds must often be screened to identify a single development candidate, we may not generate the number of discoveries we would expect to generate from a given number of experiments, or any discoveries at all. In addition, our development candidates may not result in products having the commercial potential our collaborators or we anticipate. If this happens, our existing and potential new customers may not renew or enter into new agreements with us. Consequently, our future revenue from our research collaborations and from commercialization of our discovered materials would likely decline and harm our business and operating results.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced substantial growth since our inception. Overall, we have grown from 170 employees at the end of 1999 to approximately 400 employees as of March 31, 2007, and we have expanded our offices from one country in 1999 to 5 countries in 2007. Growth places strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

We conduct research programs for our own account and for a number of collaborative partners, and any conflicts between these programs would harm our business.

Our strategy includes conducting research programs for our own account as well as for collaborative partners. We believe that our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through programs for our own account and through programs funded by a collaborator, or through programs funded by different collaborators. However, conflicts between a collaborator and us, or between or among collaborators, could potentially arise. In this event, we may become involved in a dispute with our collaborators regarding the material. Disputes of this nature could harm the relationship between us and our collaborators, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships and cause our revenue and operating results to decline.

The loss of key personnel or the inability to attract and retain additional personnel could have a material adverse effect on our results of operations.

We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including key scientific and managerial personnel. As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult, as the number of people with experience in high-throughput materials science is limited and we may face competition for qualified professionals, especially in the San Francisco Bay Area, where we are headquartered. Further, as we form new alliances with other collaborative partners, we may need personnel with specific skill sets that may be difficult to locate or attract. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business and pursue new discovery initiatives and collaborative arrangements.

In addition, our 1997 Stock Plan has recently expired and there is no guarantee that our stockholders will approve a new stock plan at our next annual meeting, if ever. Because stock-based compensation is an important employee recruitment and retention tool, we may not be able to attract and retain key personnel if we do not receive stockholder approval for a new plan.

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenue and harm our business.

The field of high-throughput materials science is increasingly competitive. We are aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. In addition, there are companies focusing on aspects of high-throughput chemistry for the discovery of materials. In addition, academic and research institutions may seek to develop technologies that would be competitive with our technologies for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants may increase. Our Symyx Tools and Symyx Software business groups are facing increasing competition from a number of instrument manufacturing and software companies. To the extent these companies develop competing technologies, our own technologies, methodologies, systems and workflows, and software could be rendered obsolete or noncompetitive. We would then experience a decline in our revenue and operating results.

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

The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to offer research services and develop, manufacture and sell products that compete directly with our research services and products. In that case, our revenue and operating results would decline.

We rely upon trade secret protection for certain of our confidential information. We have taken measures to protect our confidential information. These measures may not provide adequate protection for our trade secrets or other confidential information. For example, we seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenue and operating results to decline.

Failure to adequately enforce our intellectual property rights could harm our competitive position and have a material adverse effect on our business.

Our success depends on our ability to enforce our intellectual property rights through either litigation or licensing. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing, and obtaining a commercially significant outcome as a result of such infringement. Intellectual property litigation can succeed if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. In addition, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office, that challenge the validity of the patents we have obtained there. If we lose part or all of our intellectual property position, whether through litigation or opposition proceedings, our business and operating results may be harmed.

With regard to proving infringement of our intellectual property, our success depends in part on obtaining useable knowledge of what technologies others are practicing. If others do not publish or disclose the technologies that they are using, our ability to discover infringing uses and enforce our intellectual property rights will diminish. If we are unable to enforce our intellectual property rights or if the ability to enforce such rights diminishes, our revenue from intellectual property licensing and our operating results may decline.

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

Our business may be harmed if we are found to infringe proprietary rights of others.

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

We have engaged in business relationships with early stage companies whose ability to perform all their obligations is less certain than our traditional large chemical, energy, life science, and consumer product customers.

We have entered into collaborative, development and licensing relationships in certain areas with early stage companies. These companies may lack established businesses and there is no assurance that these companies will succeed. The inability of these companies to perform all their financial and operational contractual obligations to us in a timely manner could adversely affect our results.

We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture Symyx Tools if shipments from these suppliers are delayed or interrupted.

Key parts of our Symyx Tools are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. If supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for Symyx Tools or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

Even if alternative sources of supply are available, it could be time-consuming and expensive for us to qualify new vendors and integrate their components into our tools. In addition, we depend upon our vendors to provide components of appropriate quality and reliability. Consequently, if supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products; these delays would materially and adversely affect our business.

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

During the course of our testing we may identify deficiencies that we are required to remediate in order to comply with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, there are certain areas of accounting such as income tax that involve extremely complex rules that vary by country, where an innocent error, not misconduct, could be deemed a significant deficiency or a material weakness in our internal controls. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price.

If our products contain defects, it could harm our revenue and expose us to litigation.

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

We are exposed to general global economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. A global economic slowdown, or a particular slowdown in the life science and/or chemical industries, may materially adversely impact our business, operating results, and financial condition.

We are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and intellectual property.

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

We use hazardous materials in our business, and any claims relating to improper handling, storage, or disposal of these materials could subject us to significant liabilities.

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

We are subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. These and other environmental regulations may require us to reengineer certain of our existing policies and procedures to comply with environmental regulations.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment and harm our business.

Our main U.S. facilities are located in Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area, causing significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures, and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. We do not carry earthquake insurance on the property that we own and the insurance we do maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our business and operating results.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders.

As of March 31, 2007, our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

Provisions of our charter documents may have anti-takeover effects that could prevent a change in our control, even if this would be beneficial to stockholders.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 2, 2007, the Company’s Board of Directors approved the Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan in the form attached to this Report as Exhibit 10.23. The following executive officers participate in the plan: (i) Chairman and Chief Executive Officer, (ii) President, (iii) Executive Vice President and Chief Financial Officer, (iv) Executive Vice President and General Counsel, (v) Executive Vice President, Chemicals and Energy. With respect to our Chairman and Chief Executive Officer, President, and Executive Vice President and Chief Financial Officer, this plan supersedes pre-existing benefits.

ITEM 6. EXHIBITS

**10.23	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**             Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC. (Registrant)
Date: May 7, 2007	/s/ Steven D. Goldby
Steven D. Goldby Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2007	/s/ Jeryl L. Hilleman
Jeryl L. Hilleman Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

**10.23	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**             Management contracts or compensatory plans or arrangements.