Form 10-Q
period 2007-06-30
SYMYX TECHNOLOGIES INC
filed 2007-08-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐ Yes  ☒ No

As of July 31, 2007, Registrant had outstanding 33,445,395 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Service revenue	$13,454	$14,625	$27,027	$28,402
Product sales	5,864	5,233	10,482	10,396
License fees and royalties	6,239	8,566	13,015	16,692
Total revenue	25,557	28,424	50,524	55,490

Operating expenses:
Cost of products sold	3,247	2,468	4,913	4,550
Research and development	16,247	16,717	33,205	31,504
Sales, general and administrative	9,613	8,885	19,365	16,653
Amortization of intangible assets arising from business combinations	958	1,037	1,918	2,074
Total operating expenses	30,065	29,107	59,401	54,781

Income (loss) from operations	(4,508)	(683)	(8,877)	709
Interest and other income, net	1,786	2,053	3,494	3,760
Income (loss) before income tax provision and equity loss	(2,722)	1,370	(5,383)	4,469
Income tax benefit (expense)	1,252	(605)	3,155	(2,040)
Equity in loss from investment in Visyx Technologies Inc.	—	—	(214)	—
Net income (loss)	$(1,470)	$765	$(2,442)	$2,429

Basic net income (loss) per share	$(0.04)	$0.02	$(0.07)	$0.07

Diluted net income (loss) per share	$(0.04)	$0.02	$(0.07)	$0.07

Shares used in computing basic net income (loss) per share	33,316	33,722	33,192	33,533

Shares used in computing diluted net income (loss) per share	33,316	34,800	33,192	34,689

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,530	$36,120
Available-for-sale securities	137,122	113,875
Accounts receivable	6,079	16,602
Inventories	5,895	2,680
Income tax receivable	1,143	—
Deferred tax assets, current	3,561	5,565
Interest receivable and other current assets	1,946	2,177
Total current assets	171,276	177,019

Property, plant and equipment, net	30,894	31,222
Goodwill	18,052	18,046
Intangible assets, net	11,534	13,611
Long-term investments	13,500	13,714
Deferred tax and other assets	5,865	6,394
Total assets	$251,121	$260,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,444	$3,252
Other accrued liabilities	6,901	6,301
Deferred payments to stockholders of acquired business	1,024	1,024
Accrued compensation and employee benefits	4,747	6,307
Income taxes payable	—	7,418
Deferred rent	808	732
Deferred revenue	7,391	4,853
Warranty expense accrual	818	952
Total current liabilities	23,133	30,839

Noncurrent deferred tax liabilities	790	791

Contingencies (Note 1)

Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value, 60,000 shares authorized and 33,445 and 32,975 shares issued and outstanding, respectively	34	33
Additional paid-in capital	200,020	197,823
Accumulated other comprehensive income (loss)	1	(4)
Retained earnings	27,143	30,524
Total stockholders’ equity	227,198	228,376
Total liabilities and stockholders’ equity	$251,121	$260,006

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$(2,442)	$2,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,004	4,930
Amortization of intangible assets arising from business combinations	1,918	2,074
Stock-based compensation	3,581	4,691
Equity in loss from investment in Visyx Technologies Inc.	214	—
Deferred income taxes	2,003	(1,319)
Excess tax benefits from stock-based compensation	(148)	(2,026)
Tax benefit (deficiency) from employee stock transactions	(917)	3,621
Net changes in operating assets and liabilities
Accounts receivable	10,523	2,956
Inventories	(3,306)	(786)
Interest receivable and other current assets	231	144
Other long-term assets	530	(1,423)
Accounts payable	(1,808)	3,435
Other accrued liabilities	600	1,683
Accrued compensation and employee benefits	(1,560)	(1,866)
Income taxes receivable or payable	(9,579)	(3,697)
Deferred rent	76	(5)
Deferred revenue	2,538	13,347
Warranty expense accrual	(134)	207
Net cash provided by operating activities	5,324	28,395

Investing activities
Purchase of property, plant and equipment, net	(4,738)	(10,262)
Purchase of available-for-sale securities	(101,932)	(30,585)
Proceeds from maturities of available-for-sale securities	81,025	68,411
Net cash provided by (used in) investing activities	(25,645)	27,564

Financing activities
Proceeds from issuance of common stock	1,552	12,514
Repurchase of common stock, net of expense	—	(14,045)
Payment of employee withholding tax in lieu of issuing common stock	(1,956)	—
Excess tax benefits from stock-based compensation	148	2,026
Net cash provided by (used in) financing activities	(256)	495

Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(9)
Net increase (decrease) in cash and cash equivalents	(20,590)	56,445
Cash and cash equivalents at beginning of period	36,120	70,607
Cash and cash equivalents at end of period	$15,530	$127,052

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

Management has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2007 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC. The consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007.

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 filed with SEC. Its significant accounting policies reflect the adoption of the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes in the first quarter of fiscal 2007 and have otherwise not materially changed during the three and six months ended June 30, 2007.

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

Contingencies

According to the Company’s merger agreement with Autodose SA, additional purchase price consideration of up to $6,262,000 may be payable upon achievement of certain 2007, 2008 and 2009 revenue targets. The Company will evaluate the likelihood of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2007.

During the three months ended March 31, 2007, the Company granted 176,400 shares of restricted stock to its executive officers, of which 85,300 shares were cancelled as of June 30, 2007. The remaining 91,100 shares of restricted stock outstanding may vest upon the achievement of certain pre-defined 2007 performance targets, which would result in up to $1,049,000 in stock-based compensation expenses based on the closing price of the Company’s common stock on June 30, 2007. As of June 30, 2007, none of the shares were probable of vesting and no stock-based compensation was recorded in connection with these grants.

Revenue Concentration

For the three and six months ended June 30, 2007 and 2006, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
ExxonMobil	$8,595	$8,926	$19,622	$20,271
The Dow Chemical Company	6,994	8,734	12,467	15,260
Total	$15,589	$17,660	$32,089	$35,531

The revenue from these customers has been included in the following reportable segments for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research Collaborations	$9,939	$10,474	$20,308	$20,512
Symyx Tools	2,217	3,114	4,869	7,257
Symyx Software	2,332	2,566	4,679	5,131
Materials and IP Licensing	1,101	1,506	2,233	2,631
Total	$15,589	$17,660	$32,089	$35,531

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service revenue	$8,940	$9,559	$18,220	$18,635
Product sales	1,798	2,857	4,133	6,777
License fees and royalties	4,851	5,244	9,736	10,119
Total	$15,589	$17,660	$32,089	$35,531

As of June 30, 2007, accounts receivable from ExxonMobil and The Dow Chemical Company were $112,000 and $1,669,000, respectively.

Inventories

Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis, except for inventory acquired from Autodose that was recorded at a fair value above its cost in accordance with purchase accounting rules. The Company’s inventory balances at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Work-in-process	$5,895	$2,580
Finished goods	—	100
Total	$5,895	$2,680

Warranty Expense Accrual

The Company offers a warranty on each Symyx Tools system sold to a customer. Warranty terms vary depending upon the product sold and country in which the Company does business. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Changes in the Company’s product warranty expense accrual during the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balance as of January 1	$952	$645
New warranties issued during the period	367	413
Costs incurred during the period on specific systems	(274)	(154)
Changes in liability for pre-existing warranties during the period, including expirations	(227)	(52)
Balance as of June 30	$818	$852

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

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF No. 07-3 requires that these payments made by an entity to third parties be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. Entities report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF No. 07-3 is effective for the Company beginning on January 1, 2008. Earlier application is not permitted. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have on its consolidated results of operations and financial condition.

2.     Stock-Based Benefit Plans

The Company adopted SFAS 123R on January 1, 2006. In accordance with SFAS 123R, stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 was based on awards ultimately expected to vest. Estimated forfeiture rates were from 0% to 30% based on historical turnover rates of the different groups of employees. Forfeiture rates are subject to revision, if necessary, in subsequent periods if actual forfeitures differ from these estimates.

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

Prior to April 2007, the Company’s ESPP permitted eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. On the last day of each purchase period, employees purchased shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. In cases where the price on the last day of the purchase period controlled, participants making purchases at that price would automatically be removed from the original offering period and then re-enrolled in a new offering period of 24 months. In April 2007, the Board approved an amendment to the ESPP changing the offering period to 12 months from 24 months and eliminating the automatic re-enrollment feature. The two purchase dates per year under the ESPP are April 30 and October 31. 99,058 shares of common stock were purchased during the three months ended June 30, 2007. As of June 30, 2007, 1,690,292 shares of common stock were available for future issue under the ESPP.

As of June 30, 2007, the Company expects to amortize $599,000 of total unrecognized compensation cost related to its ESPP over the next 16 months.

At the 2007 Annual Stockholders Meeting held on June 12, 2007, the Company’s stockholders approved the adoption of the 2007 Symyx Technologies, Inc. Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, “awards”). Stock options granted under the 2007 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The Compensation Committee of the Company’s Board of Directors administers the 2007 Plan. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan is 750,000 shares, plus any shares that would otherwise return to each of the Company’s 1997 Stock Plan (the “1997 Plan”) and the Company’s 2001 Nonstatutory Stock Option Plan (the “2001 Nonstatutory Plan”) as a result of forfeiture, termination or expiration of awards previously granted under each of the 1997 Plan and the 2001 Nonstatutory Plan.  The maximum number of shares with respect to which options and stock appreciation rights may be granted to a participant during a calendar year is 750,000 shares. For awards of restricted stock and restricted stock units that are intended to be performance-based compensation under Section 162(m) of the Code, the maximum number of shares subject to such awards that may be granted to a participant during a calendar year is 750,000 shares. As of June 30, 2007, 951,239 shares were available for issuance under the 2007 Plan.

The Company granted no options during the three and six months ended June 30, 2007 and 2006 under any of its stock option plans. As of June 30, 2007, $296,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a graded vesting basis through fiscal year 2009.

In March 2006, the Company began issuing restricted stock units as an equity incentive to its employees, executive officers, and Board members. The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2007, $6,447,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized over the next three years. Restricted stock units outstanding as of June 30, 2007 will be vested on June 12, 2008 and March 1, 2008, 2009 and 2010. As restricted stock units vest, the Company plans to issue new common stock to settle shares vested, net of payroll tax withholdings, when applicable.

The Company recognized stock-based compensation expense of $1,141,000 and $3,093,000 during the three months ended June 30, 2007 and 2006, respectively. The Company recognized stock-based compensation expense of $3,581,000 and $4,691,000 during the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense recognized in the Company’s results of operations for the above respective periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of products sold	$18	$44	$71	$61
Research and development	661	1,478	1,602	2,201
Sales, general and administrative	462	1,571	1,908	2,429
Total	$1,141	$3,093	$3,581	$4,691

The income tax benefits recognized in the Condensed Consolidated Statements of Operations related to stock-based compensation expense were $358,000 and $908,000 during the three months ended June 30, 2007 and 2006, respectively. The income tax benefits recognized in the Condensed Consolidated Statements of Operations related to stock-based compensation expense were $1,144,000 and $1,319,000 during the three months ended June 30, 2007 and 2006, respectively.

3.     Earnings Per Share

Basic net income (loss) per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period less restricted stock. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options, restricted stock units and restricted stock. The computation of the weighted-average number of shares outstanding for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding	33,450	33,722	33,332	33,533
Less weighted-average restricted stock	(134)	—	(140)	—
Weighted-average shares used in computing basic net income (loss) per share	33,316	33,722	33,192	33,533
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	—	1,078	—	1,156
Weighted-average shares used in computing diluted net income (loss) per share	33,316	34,800	33,192	34,689

Options to purchase 6,430,000 and 3,007,000 shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three months ended June 30, 2007 and 2006, respectively, because all were anti-dilutive for the respective periods. Options to purchase 6,430,000 and 2,996,000 shares of common stock were excluded from the calculation of diluted net income (loss) per share for the six months ended June 30, 2007 and 2006, respectively, for the same reason. Additionally, 448,000 shares of restricted stock units and 91,000 shares of restricted stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2007 because such securities were also anti-dilutive for the period.

4.     Related Party Transactions

As of June 30, 2007, the Company owned a minority interest in Ilypsa, Inc. (“Ilypsa”). The Company accounts for its ownership interest in Ilypsa using the cost method as the Company does not have the ability to exercise significant influence over Ilypsa’s strategic, operating, investing, and financing activities. Ilypsa has licensed software and purchased products from the Company. Revenue from Ilypsa for the three months ended June 30, 2007 and 2006 was $0 and $47,000, respectively. Revenue from Ilypsa for the six months ended June 30, 2007 and 2006 was $0 and $92,000, respectively. Subsequent to June 30, 2007, Ilypsa was acquired by Amgen Inc. See Note 9 of Notes to Condensed Consolidated Financial Statements for more details.

The Company entered into a Collaborative Development and License Agreement with Intermolecular in March 2005, and an Alliance Agreement in December 2005. Under these agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Generally, each party bears its own expenses. However, under these agreements, the Company committed an aggregate of $2,846,000 in research and capital equipment support. The Company expects to satisfy the remaining $1,657,000 of this commitment as of June 30, 2007 within the next two years. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a Symyx Board member, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, the Company’s executive chairman of Symyx Board, is a director of Intermolecular, Inc. Dr. W. Henry Weinberg, one of the Company’s executive officers, is a scientific advisory board member of Intermolecular. For the three months ended June 30, 2007 and 2006, the Company recognized revenue from Intermolecular of $72,000 and $0, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized revenue from Intermolecular of $128,000 and $0, respectively. As of June 30, 2007 and December 31, 2006, the Company recorded $77,000 and $27,000, respectively, of deferred revenue from Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a Symyx Board member, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. For the three months ended June 30, 2007 and 2006, the Company recognized revenue of $102,000 and $307,000, respectively, from providing research services to Solyndra. For the six months ended June 30, 2007 and 2006, the Company recognized revenue of $341,000 and $614,000, respectively. As of June 30, 2007 and December 31, 2006, the Company recorded $68,000 and $24,000, respectively, of deferred revenue related to Solyndra. As of June 30, 2007, the collaborative research has been completed, although Solyndra continues to have the right to use certain Symyx equipment for a limited period of time.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. The Company has a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer and a Symyx Board member, is a director of Visyx. Thomas Baruch, a Symyx Board member, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’s outstanding shares and has a 49% voting right in relation to its shareholding. During the three and six months ended June 30, 2007, the Company reported $0 and $214,000 equity losses, respectively, based on its share of the loss reported by Visyx, in accordance with the equity method of accounting. As of June 30, 2007, the Company had $0 carrying value of this investment. Subsequent to June 30, 2007, Visyx gave the Company a convertible promissory note for a $100,000 bridge loan on the same terms and conditions as certain other investors.

5.     Comprehensive Income (loss)

The components of comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(1,470)	$765	$(2,442)	$2,429
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax	35	113	31	227
Foreign currency translation adjustment	(45)	(2)	(26)	(9)
Other comprehensive income (loss)	(10)	111	5	218
Comprehensive income (loss)	$(1,480)	$876	$(2,437)	$2,647

The Company had no unrealized loss at December 31, 2006. At June 30, 2007, the Company had minimal unrealized losses attributable to changes in interest rates. The Company does not believe any unrealized losses represent other-than-temporary impairments as of June 30, 2007.

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

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Three Months Ended June 30, 2007
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$9,498	$—-	$2,500	$11,998
Symyx Tools	1,053	5,864	7	6,924
Symyx Software	2,903	—	2,389	5,292
Materials and IP Licensing	—	—	1,343	1,343
Total	$13,454	$5,864	$6,239	$25,557

	Three Months Ended June 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$10,486	$—	$2,491	$12,977
Symyx Tools	1,150	5,233	10	6,393
Symyx Software	2,820	—	4,297	7,117
Materials and IP Licensing	—	—	1,508	1,508
Symyx Sensors	169	—	260	429
Total	$14,625	$5,233	$8,566	$28,424

	Six Months Ended June 30, 2007
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$19,369	$—-	$5,002	$24,371
Symyx Tools	2,188	10,482	15	12,685
Symyx Software	5,470	—	4,825	10,295
Materials and IP Licensing	—	—	3,173	3,173
Total	$27,027	$10,482	$13,015	$50,524

	Six Months Ended June 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research Collaborations	$20,737	$—	$4,991	$25,728
Symyx Tools	1,932	10,396	18	12,346
Symyx Software	5,083	—	7,637	12,720
Materials and IP Licensing	—	—	3.523	3,523
Symyx Sensors	650	—	523	1,173
Total	$28,402	$10,396	$16,692	$55,490

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$22,873	$25,543	$46,069	$49,379
North America (excluding United States)	76	73	164	145
Asia	589	1,040	785	2,571
Europe	2,019	1,768	3,506	3,395
Total	$25,557	$28,424	$50,524	$55,490

Prior to 2006, the Company generated all of its revenue from its U.S. operations. Starting in July 2006, after acquiring Autodose, the Company generated revenue from both its U.S. and Swiss operations. The table below shows revenue and long-lived assets (excluding non-current deferred tax assets) by location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue generated by U.S. operations	$24,533	$28,424	$49,221	$55,490
Revenue generated by Swiss operations	1,024	—	1,303	—
Total revenue from external customers	$25,557	$28,424	$50,524	$55,490

	June 30, 2007	December 31, 2006
Long-lived assets in U.S.	$71,363	$77,682
Long-lived assets in Switzerland	3,676	3,902
Total long-lived assets	$75,039	$81,584

The majority of the long-lived assets in Switzerland were intangible assets associated with the Autodose acquisition.

7.     Income Taxes

During the six months ended June 30, 2007, the Company incurred an ordinary loss greater than its anticipated annual ordinary loss. The Company recorded income tax benefits for the six months ended June 30, 2007 up to the limit determined in accordance with FASB Interpretation No. 18, Accounting for Income Taxes for Interim Periods. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2007	2006
Federal statutory rate	35%	35%
State taxes, net of federal impact	12%	6%
Permanent difference related to stock-based compensation	(7)%	6%
Permanent difference related to research credits	7%	—
Permanent difference related to tax-exempt interest	10%	—
Other individually immaterial items	(1)%	(1)%
Effective income tax rate	56%	46%

8.     Accounting for Uncertainty in Income Taxes

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

During the three and six months ended June 30, 2007, the Company increased its balance of unrecognized tax benefits by $717,000 to $4,990,000, of which $3,437,000 of tax benefits, if recognized, would affect the effective tax rate and the remaining $1,553,000 of tax benefits, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

The Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and penalties in income tax provision. Prior to the adoption of FIN 48, the Company did not accrue any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $97,000. For the three and six months ended June 30, 2007, the Company accrued additional interest and penalties related to unrecognized income tax benefits of $32,000.

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

The Company does not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease within the next 12 months of the reporting date.

9.     Subsequent Event

On July 18, 2007, Amgen Inc. completed its acquisition of Ilypsa. The Company expects to receive approximately $41,238,000 in cash before taxes during the quarter ending September 30, 2007 in exchange for its approximately 10% of interest in Ilypsa. The Company also may also receive an additional payment of up to $4,124,000 before taxes in July 2008, subject to claims against the holdback provided for in this transaction. Due to a zero tax basis in the Ilypsa investment, the Company is expecting to treat the total proceeds as capital gains and pay income tax on this gain at its normal corporate income tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in Part II, Item 1A of this Report under the heading “Risk Factors” and elsewhere in this Report. Given these uncertainties, readers should not place undue reliance on the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to Symyx at such date. Symyx assumes no obligation to update any forward-looking statement or risk factor.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 27, 2007 (SEC File No. 000-27765).

All percentage amounts and ratios were calculated using the underlying data in thousands. Historical operating results are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

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

Since our inception in 1994, we have invested heavily in establishing the technology, laboratory systems, and software necessary to help companies maximize the effectiveness and success of their R&D programs. We develop and apply informatics and high-throughput research technologies for the entire R&D process, from early discovery through development to commercialization. Through collaborations, we work on behalf of customers to discover and optimize materials. Our list of discovered materials continues to grow, and includes catalysts to manufacture commodity chemicals, polyolefins, polymers and phosphors for life science and industrial applications, and materials for electronics applications. We apply our expertise in high-throughput research technologies to offer a growing line of Symyx Tools to automate complete laboratory processes.Through Symyx Software, we also provide our customers an automated solution for experiment design, executive and analysis, and our Electronic Lab Notebook (“ELN”) products which capture laboratory data, facilitate information sharing, increase efficiency, lower costs and decrease time to discoveries.

Current Developments

Management Changes

On June 12, 2007, Isy Goldwasser, former president of Symyx, assumed the role of chief executive officer, succeeding Steven Goldby who assumed the position of executive chairman. Rex Jackson, executive vice president and general counsel, assumed the responsibilities and title of acting chief financial officer upon the departure of our prior chief financial officer. We have also recently added new leadership to each of our primary business areas, with president-level heads for Research Collaborations, Symyx Tools and Symyx Software.

Business Development

During the second quarter of 2007, we engaged in several activities to expand business development efforts across our company. In Collaborations, to add on to research services we traditionally provide, we are also exploring co-investment opportunities with partners. In Symyx Tools and Software, we are continuing to expand our sales force.

Sale of Ownership in Ilypsa, Inc.

In June 2007, Amgen, Inc. (“Amgen”) announced it would acquire Ilypsa for $420 million in cash. We founded Ilypsa in 2003 and owned approximately 10% of Ilypsa on fully diluted basis. The acquisition closed in July 2007 and we expect to receive a cash payment in the amount of approximately $41 million (subject to income taxes) during the three months ending September 30, 2007 and an additional payment of up to $4.1 million before taxes in July 2008, subject to claims against the holdback provided for in the transaction. The proceeds from sale of ownership in Ilypsa are expected to be booked as other income on our financial statements.

Summary Financial Results

In the three months ended June 30, 2007, our revenue decreased 10% to $25.6 million from $28.4 million for the same period in 2006. In the six months ended June 30, 2007, our revenue decreased 9% to $50.5 million from $55.5 million for the same period in 2006. These decreases resulted from several factors, including lower software license revenue due to delayed purchasing from certain existing and potential customers, lower revenue in research collaborations due to the expiration of two collaboration contracts and reduced research fees from two other cutomers, and the fact that 2007 results include no revenue from Symyx Sensors which we spun out in the last quarter of 2006.

Our net loss for the three months ended June 30, 2007 was $1.5 million, compared to a net income of $765,000 for the three months ended June 30, 2006. Our net loss for the six months ended June 30, 2007 was $2.4 million, compared to $2.4 million of net income for the same period in 2006. The loss in 2007 primarily resulted from (i) decreased revenue; (ii) increased investment in our sales and marketing functions; (iii) severance payments; and (iv) payments made to outside consultants for merger and acquisition-related services. During the quarter ended June 30, 2007, we added an additional 7 employees to our sales teams, representing approximately a 33% increase.

We recognized stock-based compensation expense of $1.1 million and $3.1 million, respectively, for the three months ended June 30, 2007 and 2006. We recognized stock-based compensation expense of $3.6 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively. The decrease of stock-based compensation expenses in the three and six months ended June 30, 2007 was due to the change of compensation structure to reduce stock-based compensation and to increase performance-based cash incentives. The impact of the adoption of SFAS 123R on our results of operations for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of products sold	$18	$44	$71	$61
Research and development	661	1,478	1,602	2,201
Sales, general and administrative	462	1,571	1,908	2,429
Total	$1,141	$3,093	$3,581	$4,691

Critical Accounting Policies

We prepare our financial statements and accompanying notes in accordance with U.S. GAAP. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Our critical accounting policies and estimates are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes other than to the “Accounting for Income Taxes” policy discussed below.

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

Results of Operations

Revenue

Our total revenue for the three months ended June 30, 2007 was $25.6 million, compared to $28.4 million from the same period in 2006. This 10% decrease was primarily due to decreased revenue from research collaboration and software license fees and the spin-off of our sensors business at the end of 2006.

Exxon Mobil Corporation (“ExxonMobil”) and The Dow Chemical Company (“Dow”) accounted for 34% and 27% of total revenue, respectively, for the three months ended June 30, 2007; each accounted for 31% of revenue for the same period in 2006. ExxonMobil and Dow accounted for 39% and 25% of total revenue, respectively, for the six months ended June 30, 2007, and for 37% and 27% of revenue, respectively, for the same period in 2006. We expect that a significant portion of our total revenue will continue to be generated from a few key customers in fiscal 2007, primarily ExxonMobil and Dow. Further, our primary contracts with ExxonMobil and Dow expire in 2008 and 2009, respectively. We currently expect any renewal of our contract with ExxonMobil be at a significantly smaller annual rate than our current contract. We cannot yet predict the likelihood or magnitude of any renewal opportunities with Dow.

We segregate revenue as follows (in thousands):

	Three Months Ended June 30,
	2007	Change over Previous Year	2006

Research Collaborations	$11,998	(8)%	$12,977
Symyx Tools	6,924	8%	6,393
Symyx Software	5,292	(26)%	7,117
Materials and IP Licensing	1,343	(11)%	1,508
Symyx Sensors	—	(100)%	429
Total	$25,557	(10)%	$28,424

	Six Months Ended June 30,
	2007	Change over Previous Year	2006

Research Collaborations	$24,371	(5)%	$25,728
Symyx Tools	12,685	3%	12,346
Symyx Software	10,295	(19)%	12,720
Materials and IP Licensing	3,173	(10)%	3,523
Symyx Sensors	—	(100)%	1,173
Total	$50,524	(9)%	$55,490

Research Collaborations Revenue

The Research Collaborations group generates revenue primarily from providing research services to our collaborative partners.

The decrease in Research Collaborations revenue for the three months ended June 30, 2007 from the same period in 2006 resulted primarily from the expiration of our collaboration with a Japanese customer, together with lower revenue from research conducted for ExxonMobil and another US company. The decrease in Research Collaborations revenue for the six months ended June 30, 2007 from the same period in 2006 resulted primarily from the expiration of our collaboration with two customers.

Symyx Tools Revenue

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools systems and associated software and intellectual property.

Symyx Tools revenue in the three months ended June 30, 2007 increased from $6.4 million to $6.9 million compared to the same period in 2006. Symyx Tools revenue for the three months ended June 30, 2007 was mainly attributable to the sale of one Symyx Tools integrated workflow, five modular systems, one benchtop system and four Powdernium® systems. Symyx Tools revenue for the three months ended June 30, 2006 was mainly attributable to the sale of four Symyx Tools integrated workflows.

Symyx Tools revenue in the six months ended June 30, 2007 increased from $12.3 million to $12.7 million compared to the same period in 2006. Symyx Tools revenue for the six months ended June 30, 2007 was mainly attributable to the sale of three Symyx Tools integrated workflows, six modular systems, one benchtop system and four Powdernium®  systems. Symyx Tools revenue for the six months ended June 30, 2006 was mainly attributable to the sale of seven Symyx Tools integrated workflows. We sold more systems with lower average selling price in the six months ended June 30, 2007 than the systems sold in the same period of 2006.

We sold more systems with lower average selling prices in the three and six months ended June 30, 2007 than the systems sold in the same periods of 2006. We generally expect this trend to continue as we strive to offer a range of more standardized modular tools to a broader customer base.

Symyx Software Revenue

The Symyx Software group generates revenue primarily from licensing ELN, Lab Execution and Experiment Analysis software and providing associated support, maintenance and consulting services.

Software revenue decreased 26% in the three months ended June 30, 2007 over the same period in 2006 and decreased 19% in the six months ended June 30, 2007 over the same period in 2006. In the three and six months ended June 30, 2006, we generated significant revenue from granting perpetual software licenses to several major pharmaceutical companies. In the three and six months ended June 30, 2007, a few of our large existing and potential pharmaceutical customers delayed purchasing or expanding their use of Symyx Software licenses. However, we believe the market opportunity for our software remains significant and we continue to focus on developing new customer relationships in this segment.

Materials and IP Licensing Revenue

The Materials and IP Licensing group generates revenue primarily from intellectual property licensing fees and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

Materials and IP Licensing revenue decreased for the three and six months ended June 30, 2007 over the same periods in 2006 primarily due to the timing of a royalty payment received form Dow in 2006.

Cost of Products Sold

Cost of products sold was approximately $3.2 million, or 55% of product sales revenue for the three months ended June 30, 2007, compared to $2.5 million, or 47% of product sales revenue for the same period in 2006. Cost of products sold was approximately $4.9 million, or 47% of product sales revenue for the six months ended June 30, 2007, compared to $4.6 million, or 44% of product sales revenue for the same period in 2006. The increase in the cost of products sold as a percentage of product sales revenue was primarily due to the change of product mix. Certain  tools sold in 2007 had a higher degree of third-party components, which typically causes our margins to be lower on these systems.

The cost of products sold is driven by the variability of product mix and sales volume in each period. We expect the cost of products sold as a percentage of product sales to fluctuate from period to period because the majority of Symyx Tools are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as prototypes, we expense development costs incurred prior to the commercial build as development costs, which results in a lower cost of products sold and higher margin in the quarter in which we deliver such a system to the customer.

The cost of products sold will also be affected by the adjustment of the warranty expense accrual for previous sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact on cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made.

Other Operating Expenses

	Three Months Ended June 30,
	2007			2006
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$16,247	64%	(3)%	$16,717	59%
Sales, general and administrative	9,613	38%	8%	8,885	31%
Amortization of intangible assets arising from business combinations	958	4%	(8)%	1,037	4%
Total operating expenses	$26,818	105%	1%	$26,639	94%

	Six Months Ended June 30,
	2007			2006
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$33,205	66%	5%	$31,504	57%
Sales, general and administrative	19,365	38%	16%	16,653	30%
Amortization of intangible assets arising from business combinations	1,918	4%	(8)%	2,074	4%
Total operating expenses	$54,488	108%	8%	$50,231	91%

Research and Development Expenses (“R&D Expenses”)

Our R&D expenses consist primarily of:

•                  salaries and other personnel-related expenses;

•                  facility costs;

•                  supplies; and

•                  depreciation of facilities and laboratory equipment.

Total R&D expenses for the three months ended June 30, 2007 were $16.2 million, a decrease of approximately 3% from the same period in 2006. The decrease was primarily due to lower stock-based compensation expenses in 2007. Total R&D expenses for the six months ended June 30, 2007 were $33.2 million, an increase of approximately 5% from the same period in 2006. The increase was primarily due to the increase in salaries and other personnel-related expenses for additional headcount added and the increase in depreciation expenses associated with new facilities added to meet the needs of our business, partially offset by a lower charge for stock-based compensation expenses in 2007.

R&D expenses represented 64% and 59% of total revenue in the three months ended June 30, 2007 and 2006, respectively. R&D expenses represented 66% and 57% of total revenue in the six months ended June 30, 2007 and 2006, respectively. Our laboratories yield a stream of new technologies and advances in materials science that support our research services, Symyx Tools, Symyx Software, intellectual property and materials discovered in our collaborative and internal research programs. We believe continued investment across our business segments is necessary for long-term success. Accordingly, we expect to continue to devote significant resources to R&D.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first six months of 2007, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

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

We do not track fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Projects funded by collaborative partners	57%	69%	58%	69%
Projects funded internally:
Software development	31%	23%	30%	23%
Tools development	4%	1%	5%	1%
Research	8%	7%	7%	7%
Total	100%	100%	100%	100%

Sales, General and Administrative Expenses (“SG&A Expenses”)

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as legal and accounting. SG&A expenses for the three months ended June 30, 2007 were $9.6 million, an increase of 8% from $8.9 million for the same period in 2006, and represented 38% and 31% of total revenue for the three months ended June 30, 2007 and 2006, respectively. The increase of SG&A expenses during the three months ended June 30, 2007 was primarily due to certain severance and potential merger and acquisitions-related consulting expenses. SG&A expenses for the six months ended June 30, 2007 were $19.4 million, an increase of 16% from $16.7 million for the same period in 2006, and represented 38% and 30% of total revenue for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to increased personnel costs related to recruiting additional senior management and significantly expanding our sales force, certain severance payments, and potential merger and acquisitions-related consulting expenses. We have invested heavily, and believe it is necessary and advisable to continue to invest, in our leadership and sales and support teams with extensive industry experience and relationships to capitalize on our market opportunities.

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004, Synthematix in April 2005, and Autodose in 2006, we recorded $20.6 million of intangible assets. We amortize these intangible assets on a straight-line basis over their estimated useful lives. For the three months ended June 30, 2007 and 2006, we recorded $958,000 and $1.0 million, respectively, of amortization expense related to these acquisitions. For the six months ended June 30, 2007 and 2006, we recorded $1.9 million and $2.1 million, respectively, of amortization expense related to these acquisitions.

Interest and Other Income, Net

Interest and other income, net, for the three months ended June 30, 2007 was $1.8 million, consisting principally of interest income. Interest income represents interest earned on our cash, cash equivalents and available-for-sale securities. Interest income for the three months ended June 30, 2007 decreased from $2.1 million earned in the same period of 2006. Interest income for the six months ended June 30, 2007 was $3.5 million compared to $3.8 million in the same period of 2006. The decrease was primarily due to a lower average investment balance in 2007 and a change to investing in a larger portion of tax-exempt investments which have a lower pre-tax but higher after-tax yield. We anticipate that our interest income in 2007 will be marginally lower than 2006 as we continue to invest in a larger portion of tax-exempt investments.

Provision for Income Taxes

We recorded an income tax benefit of $1.3 million and $3.2 million for the three and six months ended June 30, 2007, respectively, compared to an income tax expense of $605,000 and $2.0 million for the three and six months ended June 30, 2006. The effective income tax rate was 46% and 44% for the three month periods ended June 30, 2007 and 2006, respectively. The effective income tax rate was 56% and 46% for the six month periods ended June 30, 2007 and 2006, respectively. The effective income tax rate for the six months ended June 30, 2007 was significantly higher than our statutory rate of 40% due to the recognition of income tax benefits according to FIN 18, Accounting for Income Taxes for Interim Periods in the period during which our ordinary loss exceeded the anticipated annual loss. The effective income tax rate for 2006 was higher than our statutory rate due to the non-deductibility of certain stock-based compensation expenses. See Note 7 of Notes to Condensed Consolidated Financial Statements for a list of items that impacted our effective income tax rate. We expect our effective income tax rate for each of the remaining two quarters of fiscal 2007 to be approximately 40%.

We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized income tax benefits as of the date of adoption was $4.3 million. As a result of the implementation of FIN 48, we recognized a $996,000 increase in liability for unrecognized income tax benefits which we accounted for as follows:

Reduction in retained earnings (cumulative effect)	$939,000
Reduction in additional paid-in capital	57,000
Increase in liability	$996,000

Included in the balance of unrecognized income tax benefits at January 1, 2007 was $3.0 million of income tax benefits that, if recognized, would affect the effective income tax rate. Also included in the balance of unrecognized income tax benefits at January 1, 2007, was $1.3 million of income tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

During the three and six months ended June 30, 2007, we increased our balance of unrecognized tax benefits by $717,000 to $5.0 million, of which $3.4 million of tax benefits, if recognized, would affect the effective tax rate and the remaining $1.6 million of tax benefits, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

We recognize interest accrued related to unrecognized income tax benefits in interest expense and penalties in tax provision expenses. We did not accrue any interest or penalties prior to the adoption of FIN 48. Upon adoption of FIN 48 on January 1, 2007, we increased our accrual for interest and penalties to $97,000. For the three and six months ended June 30, 2007, we accrued additional interest and penalties related to unrecognized income tax benefits of $32,000.

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

We do not anticipate the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months of the reporting date.

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. During the three and six months ended June 30, 2007, we  reported $0 and $214,000 equity losses, respectively, based on our share of the loss reported by Visyx, in accordance with the equity method of accounting. As of June 30, 2007, we carried this investment at $0 value. Subsequent to June 30, 2007, we provided Visyx a $100,000 bridge loan in exchange for a convertible promissory note from Visyx on the same terms and conditions as certain other investors. We do not expect to make additional loans to Visyx beyond this amount.

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

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF No. 07-3 requires that these payments made by an entity to third parties be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. Entities report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF No. 07-3 is effective for us beginning on January 1, 2008. Earlier application is not permitted. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had $5.3 million positive cash flow from operations for the six months ended June 30, 2007. At June 30, 2007, we had cash, cash equivalents and available-for-sale securities of approximately $152.7 million, an increase of $2.7 million from December 31, 2006.

As of June 30, 2007, we had $790,000 of noncurrent deferred tax liabilities arising from the Autodose acquisition.

Our operating activities provided $5.3 million and $28.4 million of cash during the six months ended June 30, 2007 and 2006, respectively. The sources of cash inflows were primarily the receipt of R&D funding from collaborative partners, the collection of outstanding receivable balances from product sales and revenue from intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to the timing of receipts of payments for shipments of Symyx Tools systems and the license of Symyx Software as well as income tax payments of $5.4 million and $3.4 million, respectively, made in the six months ended June 30, 2007 and 2006. As a result of adopting SFAS 123R, $148,000  and $2.0 million of excess tax benefits for the six months ended June 30, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities during the six months ended June 30, 2007 was $25.6 million, primarily due to the investment of cash in available-for-sale securities. Net cash provided by investing activities during the six months ended June 30, 2006 was $27.6 million, primarily due to the fact that proceeds from available-for-sale securities during the quarter had been invested in securities that were considered cash equivalents. The timing of purchases, sales and maturity of securities and purchases of property and equipment will cause a fluctuation in cash flows from investing activities from period to period.

Net cash used in financing activities during the six months ended June 30, 2007 was $256,000, primarily due to the payment of employee withholding taxes with cash in lieu of issuing common stock upon the vesting of restricted stock units, partially offset by proceeds from issuance of common stock resulting from stock option exercise and Employee Stock Purchase Plan (“ESPP”) purchases. Financing activities provided cash of $495,000 during the six months ended June 30, 2006, primarily attributable to the proceeds from the exercise of stock options, purchases under our ESPP as well as excess tax benefits from stock-based compensation, partially offset by repurchase of common stock.

Current liabilities as of June 30, 2007 decreased by $7.7 million compared to December 31, 2006 primarily due to the decrease in income taxes payable, accounts payable and employee benefits, partially offset by an increase in deferred revenue.

We believe that our current cash, cash equivalents and available-for-sale securities and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next twelve months. Nonetheless, we may choose to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Backlog

As of June 30, 2007, we had backlog of approximately $42 million and $59 million to be recognized in the remainder of fiscal 2007 and in fiscal 2008 and beyond, respectively.

Commitments

Our principal commitments consist of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements and sales and marketing services. As of June 30, 2007 and December 31, 2006, our principal commitments were $21.6 million and $16.6 million, respectively. Our principal commitments increased significantly due primarily to the lease extension of a current facility. We expect to satisfy these obligations as they become due over the next nine years.

Future principal commitments as of June 30, 2007 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$17,726	$2,690	$4,089	$4,012	$6,935
Purchase Commitments	3,850	3,670	143	37	—
Total	$21,576	$6,360	$4,232	$4,049	$6,935

Other Commitments

Pursuant to the agreements discussed in the “Related Party Transactions” below, our commitment to Intermolecular was $1.7 million as of June 30, 2007. We expect to meet this commitment during the next two years by providing additional research efforts and incurring associated capital expenditures.

We currently carry a $3.8 million accrued liability associated with uncertainties in income taxes. We are unable to make reasonably reliable estimates of the periods of cash settlement with the respective tax authorities but have recorded the liability as a current liability on our Condensed Consolidated Balance Sheet.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of June 30, 2007, we were not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in the Note 1 of Notes to Condensed Consolidated Financial Statements, additional purchase price consideration of up to $6,262,000 may be payable upon the achievement of certain 2007, 2008 and 2009 revenue targets. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2007.

As of June 30, 2007, 91,100 shares of restricted stock were granted and outstanding to our executive officers. These shares may vest upon the achievement of certain pre-defined 2007 performance targets, which would result in the recognition of up to $1.0 million of stock-based compensation expense based on the closing price of our common stock on June 30, 2007. As of June 30, 2007, none of the shares were probable of vesting and no stock-based compensation was recorded for restricted stock.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, we believe our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2007. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended June 30, 2007 were as follows:

•                  We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Generally, each party bears its own expenses. However, under these agreements, we committed an aggregate of $2.8 million in research and capital equipment support. We expect to satisfy the remaining $1.7 million of this commitment as of June 30, 2007 within the next two years. Further, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a member of our Board, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, our executive chairman of the Board of Directors, is also a director of Intermolecular. W. Henry Weinberg, one of our executive officers, is a scientific advisory board member of Intermolecular. During the three months ended June 30, 2007, we recorded $72,000 in royalty revenue from Intermolecular.

•                  In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a member of our Board, is a director of Solyndra and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During the three months ended June 30, 2007, we recognized $102,000 of revenue from providing research services to Solyndra. As of June 30, 2007, the collaborative research has been completed, although Solyndra continues to have the right to use certain of our equipment for a limited period of time.

•                  In November 2006, we incorporated Visyx Technologies Inc. and provided funding of $400,000 as well as rights to certain intellectual property in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. Isy Goldwasser, our chief executive officer and a member of our Board, is a director of Visyx. Thomas Baruch, a member of our Board, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’s outstanding shares and has a 49% voting right in relation to its shareholding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures are effective.

 (b)            Changes in Internal Control

There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c)                Limitations on the Effectiveness of Internal Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

We describe below and elsewhere in this Quarterly Report on Form 10-Q risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. Additional risks and uncertainties we have not anticipated or that we currently deem immaterial also may impair our business operations.

We generate most of our revenue from a small number of key customers and the loss of or reduction in business from one or more key customers would substantially reduce our revenue and be perceived as a loss of momentum in our business.

Over time we have expanded our base of customers, however, we continue to generate a substantial portion of our revenue from a small number of companies. In particular, ExxonMobil and Dow accounted for 39% and 25%, respectively, of our total revenue for the six months ended June 30, 2007. We expect that ExxonMobil, Dow, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenue for the foreseeable future. Accordingly, the loss of or reduction in business from one or more of these customers or collaborative partners would materially harm our business and operating results. For example, when our current contract with ExxonMobil expires in 2008, we presently expect that contract, if renewed, to be at a significantly smaller annual rate than our current contract, and we cannot yet predict the likelihood or magnitude of any renewal opportunities with Dow. If either of these significant contracts is not renewed, or is renewed at a rate substantially below current levels, and we cannot timely replace any associated revenue reduction with revenue from other sources, our total revenue in 2008 and beyond will be materially and adversely affected. The cancellation of or reduction in business from the ExxonMobil or Dow strategic alliance, the failure to renew either alliance at a meaningful level, or loss of or reduction in business from another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have a material adverse impact on our financial results, which may cause the market price of our common stock to fall.

Because our business spans multiple products and industries, is moving to a higher volume of smaller transactions, and is transitioning its leadership and infrastructure, we face both opportunity and challenges in successfully and profitably growing our company.

We offer our high-throughput technologies in the form of Symyx Tools, Symyx Software, Research Collaborations and materials and IP licensing. Each of these offerings presents different challenges in development, marketing, sales, support and operations. We believe each segment of our business offers significant opportunities to leverage our core technologies, and that these segments are complementary. Accordingly, we have made significant changes to and investments in our leadership, and have been making and will continue to make significant changes to and investments in our business model, marketing, sales, infrastructure and operations to pursue these opportunities. These additional investments have materially reduced, and may continue to constrain our profitability, and if we do not make and manage these changes and investments successfully, our business and financial results will be materially and adversely affected.

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

•                  complexity and cost of our systems and difficulties we may encounter in meeting individual customer specifications and commitments;

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

•                  a longer-than-expected sales cycle that involves substantial human and capital resources expenditures and causes us to revise our outlook as we did following the first quarter of 2007;

•                  customers’ willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using high-throughput combinatorial chemistry methods;

•                  increased competition; and

•                  potential general or industry-specific downturns.

If we are unable to continue to build the infrastructure to support our sales, or if the sales or build cycles for our products and services further lengthen unexpectedly, our revenue may decline or not grow as anticipated and our results from operations may be harmed.

Failure to successfully commercialize our discoveries ourselves or to generate significant royalties through our customers’ and licensees’ commercialization of our discoveries would reduce our revenue and profitability and harm our business.

For us to achieve and sustain a significant level of profitability, we must continuously make discoveries with significant commercial potential.

When we license our discovered materials or methodologies to other companies, we typically do not receive royalties on sales of products by our partners until they have commenced commercial sales of products containing our materials or produced using our methods. The commercialization of discovered materials can be a long and expensive process and we cannot control our partners’ activities in this regard. The failure of our partners to commercialize development candidates from our research efforts would reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.

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

Strategic investment projects such as royalty-bearing programs, spin-offs and joint ventures may affect our operating results and financial condition and distract our management team.

We are constantly assessing strategic investment projects with potential to deliver significant value creation opportunity for our shareholders. These projects include, but are not limited to, royalty-bearing programs, spin-offs and joint ventures. These projects may involve significant additional operating expenses or investments, and may distract our management team. Failure of any such investment project, if pursued, would have a material adverse effect on our operating results and financial condition.

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

•                  the sale of integrated workflows including software and tools that may cause our tools revenue to be recognized ratably over future periods under our revenue recognition policy;

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

•                  special charges related to completed or potential acquisitions;

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

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed in nature. Accordingly, if revenue declines or does not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result of these possible fluctuations, it is difficult for our management to predict or estimate our quarterly or annual operating results and to give accurate guidance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors, and, as in the case of our downward revision of our guidance for the balance of fiscal 2007 communicated in April 2007, we may update our external financial guidance from time to time to address recent developments. In these cases, our stock price will likely decline, and investors will experience a decrease in the value of their investment.

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

We have completed three acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. If we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenue, earnings, or business synergies that we anticipate. The time, capital management, and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

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

We have experienced substantial growth since our inception. Overall, we have grown from 170 employees at the end of 1999 to approximately 400 employees as of June 30, 2007, and we have expanded our offices from one country in 1999 to 5 countries in 2007. Growth places strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

The products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause injury to personnel and/or damage to our reputation and result in increased costs, loss of revenue, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

As of June 30, 2007, our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 42% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Symyx was held on June 12, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

a)       Our stockholders elected the following persons as Class II directors of Symyx, with votes for and votes withheld listed below for each nominee:

Nominee	Votes For	Votes Withheld
Steven D. Goldby	28,716,200	908,052
Edwin F. Gambrell	29,198,751	425,501
Anthony R. Muller	29,198,161	426,091

Sam D. Colella retired from our Board of Directors effective June 26, 2007. Thomas R. Baruch continued his term as our Class I director and Kenneth J. Nussbacher and Mario M. Rosati continued their terms as our Class III directors.

b)      Our stockholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm of Symyx Technologies, Inc., for the fiscal year ending December 31, 2007. There were 29,012,985 votes in favor of, and 585,510 votes cast against, the proposal.  There were 25,757 abstentions.

c)       Our stockholders adopted the 2007 Symyx Technologies, Inc. Stock Incentive Plan. There were 18,957,075 votes in favor of, and 5,573,432 votes cast against, the proposal.  There were 390,611 abstentions.

d)      Our stockholders adopted the 2007 Executive Annual Cash Incentive Plan. There were 27,886,124 votes in favor of, and 1,343,376 votes cast against, the proposal.  There were 394,752 abstentions.

ITEM 6. EXHIBITS

*2.1

Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc. is incorporated by reference to the same number exhibit filed with the Company’s Current Report on Form 8-K on December 2, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company, dated August 8, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, dated July 2, 2004.

4.1	Specimen Common Stock Certificate of the Company is incorporated herein by reference to the same number exhibit filed with the Company’s Registration Statement on Form S-1, as amended.

10.1	2007 Stock Incentive Plan

**10.24	Severance Agreement between Symyx Technologies, Inc and Ms. Jeryl L. Hilleman.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.
**	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2007	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2007	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
General Counsel and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

*2.1

Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc. is incorporated by reference to the same number exhibit filed with the Company’s Current Report on Form 8-K on December 2, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company, dated August 8, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, dated July 2, 2004.

4.1	Specimen Common Stock Certificate of the Company is incorporated herein by reference to the same number exhibit filed with the Company’s Registration Statement on Form S-1, as amended.

10.1	2007 Stock Incentive Plan

**10.24	Severance Agreement between Symyx Technologies, Inc and Ms. Jeryl L. Hilleman.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *              Confidential treatment has been requested for portions of this exhibit.

**             Management contracts or compensatory plans or arrangements.