Form 10-Q
period 2007-09-30
SYMYX TECHNOLOGIES INC
filed 2007-11-09
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-27765

SYMYX TECHNOLOGIES, INC. (Exact name of registrant as specified in its chapter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0397908 (I.R.S. Employer Identification No.)

3100 Central Expressway Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒ No

As of October 31, 2007, Registrant had outstanding 33,469,036 shares of Common Stock, $0.001 par value.

PAGE
Part I: Financial Information

Part II: Other Information

Signatures	43

Exhibit Index	44

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Service revenue	$13,602	$13,689	$40,629	$42,091
Product sales	6,217	6,947	16,699	17,343
License fees and royalties	6,234	8,897	19,249	25,589
Total revenue	26,053	29,533	76,577	85,023

Operating expenses:
Cost of products sold	2,715	2,141	7,628	6,691
Research and development	15,862	15,687	49,067	47,191
Sales, general and administrative	9,649	8,511	29,014	25,164
Acquired in-process research and development	--	1,392	--	1,392
Amortization of intangible assets arising from business combinations	963	1,151	2,881	3,225
Total operating expenses	29,189	28,882	88,590	83,663

Income (loss) from operations	(3,136)	651	(12,013)	1,360
Gain from sale of equity interest in Ilypsa, Inc.	40,826	--	40,826	--
Interest and other income, net	1,812	1,875	5,306	5,635
Income before income tax provision and equity loss	39,502	2,526	34,119	6,995
Income tax provision	(14,833)	(1,481)	(11,678)	(3,521)
Equity in loss from investment in Visyx Technologies Inc.	(114)	--	(328)	--
Net income	$24,555	$1,045	$22,113	$3,474

Basic net income per share	$0.74	$0.03	$0.67	$0.10

Diluted net income per share	$0.73	$0.03	$0.66	$0.10

Shares used in computing basic net income per share	33,359	32,832	33,142	33,300

Shares used in computing diluted net income per share	33,415	33,704	33,521	34,361

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$142,837	$36,120
Available-for-sale securities	49,696	113,875
Accounts receivable	6,977	16,602
Inventories	7,736	2,680
Deferred tax assets, current	4,005	5,565
Interest receivable and other current assets	2,448	2,177
Total current assets	213,699	177,019

Property, plant and equipment, net	29,687	31,222
Goodwill	18,070	18,046
Intangible assets, net	10,637	13,611
Long-term investments	13,500	13,714
Deferred tax and other assets	8,177	6,394
Total assets	$293,770	$260,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$3,252
Other accrued liabilities	8,638	6,301
Deferred payments to stockholders of acquired business	--	1,024
Accrued compensation and employee benefits	7,345	6,307
Income taxes payable	13,661	7,418
Deferred rent	833	732
Deferred revenue	6,531	4,853
Warranty expense accrual	1,149	952
Total current liabilities	39,454	30,839

Noncurrent deferred tax liabilities	829	791

Contingencies and Commitments

Stockholders' equity:
Preferred stock	--	--
Common stock, $0.001 par value, 60,000 shares authorized and 33,466 and 32,975 shares issued and outstanding, respectively	34	33
Additional paid-in capital	201,526	197,823
Accumulated other comprehensive income (loss)	229	(4)
Retained earnings	51,698	30,524
Total stockholders' equity	253,487	228,376
Total liabilities and stockholders’ equity	$293,770	$260,006

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$22,113	$3,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,672	7,109
Amortization of intangible assets arising from business combinations	2,881	3,225
Acquired in-process research and development	--	1,392
Stock-based compensation	5,032	7,706
Equity in loss from investment in Visyx Technologies Inc.	328	--
Gain from sale of equity interest in Ilypsa, Inc.	(40,826)	--
Deferred income taxes	1,567	(2,327)
Excess tax benefits from stock-based compensation	(158)	(2,277)
Tax benefit (deficiency) from employee stock transactions	(906)	4,051
Net changes in operating assets and liabilities
Accounts receivable	9,625	(1,823)
Inventories	(5,136)	(2,142)
Interest receivable and other current assets	(271)	1,144
Other long-term assets	655	(1,134)
Accounts payable	(1,955)	(746)
Other accrued liabilities	291	2,590
Accrued compensation and employee benefits	1,038	(1,587)
Income taxes payable	5,238	(1,709)
Deferred rent	101	(8)
Deferred revenue	1,678	3,074
Warranty expense accrual	197	173
Net cash provided by operating activities	6,164	20,185

Investing activities
Purchase of property, plant and equipment, net	(6,034)	(16,147)
Purchase of available-for-sale securities	(101,932)	(30,585)
Proceeds from maturities of available-for-sale securities	161,400	122,282
Proceeds from sale of available-for-sale securities	7,986	--
Proceeds from sale of equity interest in Ilypsa, Inc.	41,238	--
Long-term investment	(114)	(13,500)
Acquisition of businesses, net of cash acquired	(1,823)	(4,216)
Net cash provided by investing activities	100,721	57,834

Financing activities
Proceeds from issuance of common stock	1,585	13,154
Repurchase of common stock, net of expense	--	(30,000)
Payment of employee withholding tax in lieu of issuing common stock for restricted stock units vested	(1,956)	--
Excess tax benefits from stock-based compensation	158	2,277
Net cash used in financing activities	(213)	(14,569)

Effect of foreign exchange rate changes on cash and cash equivalents	45	(89)
Net increase in cash and cash equivalents	106,717	63,361
Cash and cash equivalents at beginning of period	36,120	70,607
Cash and cash equivalents at end of period	$142,837	$133,968

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) is a research and development (“R&D”) execution partner to the life sciences, chemicals, energy, consumer products, and electronics industries. Symyx provides electronic lab notebook and scientific decision-support software, databases and services that accelerate successful scientific R&D by improving the speed and quality of scientists’ decision making, automated lab systems (workflows) and research services to improve R&D productivity.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Santa Clara, California.

Management has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2007 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or any future periods.

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with SEC. The Company’s significant accounting policies have been updated to reflect the adoption of the provisions of FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, effective the first quarter of fiscal 2007.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, “Symyx”). Symyx accounts for equity investments in companies over which Symyx has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and records its proportionate share of income or losses in the condensed consolidated statements of operations. Symyx has eliminated all significant intercompany accounts and transactions.

Use of Estimates

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles. Estimates also include assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when the Company’s products achieve technological feasibility; and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions. For example, if system failures or the cost to repair systems are significantly greater than the assumed rates the Company used in estimating the warranty expense accrual, the additional charges could have a material unfavorable impact on the Company's financial results in the relevant period(s).

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Commitments

Upon adopting FIN 48 on January 1, 2007, the Company recorded $996,000 of additional accrued liability associated with uncertainties in income taxes to bring its total tax accrual to $3,219,000. During the nine months ended September 30, 2007, the Company increased the total tax accrual under FIN 48 to $3,805,000. The Company cannot make reasonably reliable estimates of the periods of cash settlements with the respective tax authorities but has recorded the liability as a current liability on its Condensed Consolidated Balance Sheet.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The Company's indemnification obligations are typically limited to no more than the amount the customer has paid, and in many cases are limited to the affected product(s) or to amounts paid within a stated time frame. As of September 30, 2007, the Company was not subject to any pending intellectual property-related litigation.

Contingencies

According to the Company’s merger agreement with Autodose SA, the Company may pay additional purchase price consideration of up to $6,262,000 upon achievement of certain 2007, 2008 and 2009 revenue targets. The Company periodically evaluates the likelihood of achieving these targets and would record the fair value of any additional consideration as an additional cost of the acquisition. The Company has recorded no additional consideration as of September 30, 2007.

In February 2007, the Company granted 176,400 shares of restricted stock to its executive officers; the Company subsequently canceled  85,300 of these shares in connection with employment terminations. The remaining 91,100 shares of restricted stock outstanding as of September 30, 2007 may vest upon the achievement of certain pre-defined 2007 performance targets, which would result in up to $792,000 in stock-based compensation expenses based on the closing price of the Company’s common stock on September 30, 2007. As of September 30, 2007, the Company has recorded no stock-based compensation in connection with these grants because vesting is not probable.

Revenue Concentration

For the three and nine months ended September 30, 2007 and 2006, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
ExxonMobil	$8,425	$11,709	$28,047	$31,980
The Dow Chemical Company	5,789	7,831	18,256	23,091
Total	$14,214	$19,540	$46,303	$55,071

The revenue from these customers has been included in the following reportable segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research	$9,619	$9,819	$29,927	$30,331
Symyx Tools	1,250	6,521	6,119	13,778
Symyx Software	2,303	2,419	6,982	7,550
Materials and IP Licensing	1,042	781	3,275	3,412
Total	$14,214	$19,540	$46,303	$55,071

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenue	$8,596	$8,765	$26,816	$27,400
Product sales	893	6,232	5,026	13,009
License fees and royalties	4,725	4,543	14,461	14,662
Total	$14,214	$19,540	$46,303	$55,071

As of September 30, 2007, accounts receivable from Exxon Mobil Corporation ("ExxonMobil") and The Dow Chemical Company ("Dow") were $136,000 and $1,055,000, respectively.

Inventories

Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. The Company carries inventories at the lower of cost or market, and determines cost on a specific identification basis, except for inventory acquired from Autodose that was recorded at a fair value above its cost at December 31, 2006 in accordance with purchase accounting rules. As of September 30, 2007, the Company no longer carried Autodose inventory valued at a fair value above its cost. The Company’s inventory balances at September 30, 2007 and December 31, 2006 were (in thousands):

	September 30, 2007	December 31, 2006
Work-in-process	$7,505	$2,580
Finished goods	231	100
Total	$7,736	$2,680

Warranty Expense Accrual

The Company offers a warranty on each Symyx Tools system it sells to its customers. Warranty terms vary depending upon the product sold and country in which the Company does business. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates expected warranty costs and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty expense accrual during the nine months ended September 30, 2007 and 2006 were (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2007	2006
Balance as of January 1	$952	$645
New warranties issued during the period	802	518
Costs incurred during the period on specific systems	(422)	(193)
Changes in liability for pre-existing warranties during the period, including expirations	(183)	(111)
Balance as of September 30	$1,149	$859

Effect of New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company must adopt SFAS 157 in the first quarter of fiscal 2008. The Company is currently evaluating the effect adopting SFAS 157 will have on its consolidated results of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards  No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company must adopt SFAS 159 in the first quarter of fiscal 2008, although early adoption is permitted. The Company is currently evaluating the effect adopting SFAS 159 will have on its consolidated results of operations and financial condition.

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF No. 07-3 requires that these payments made by an entity to third parties be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. Entities report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF No. 07-3 is effective for the Company beginning on January 1, 2008. Earlier application is not permitted. The Company is currently evaluating the effect adopting EITF No. 07-3 will have on its consolidated results of operations and financial condition.

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

Prior to April 2007, the Company’s ESPP permitted eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. On the last day of each purchase period, employees purchased shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. In cases where the price on the last day of the purchase period controlled, participants making purchases at that price would automatically be removed from the original offering period and then re-enrolled in a new offering period of 24 months. In April 2007, the Board approved an amendment to the ESPP changing the offering period from 24 months to 12 months and eliminating the automatic re-enrollment feature. The two purchase dates per year under the ESPP are April 30 and October 31. Accordingly, no shares of common stock were purchased during the three months ended September 30, 2007. As of September 30, 2007, 1,690,292 shares of common stock were available for future issue under the ESPP.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2007, the Company expects to amortize $301,000 of total unrecognized compensation cost related to its ESPP over the next 13 months.

At the 2007 Annual Stockholders Meeting held on June 12, 2007, the Company’s stockholders approved the adoption of the 2007 Symyx Technologies, Inc. Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, “awards”). Stock options granted under the 2007 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The Compensation Committee (“Compensation Committee”) of the Company’s Board of Directors administers the 2007 Plan. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan is 750,000 shares, plus any shares that would otherwise return to each of the Company’s 1997 Stock Plan (the “1997 Plan”) or the Company’s 2001 Nonstatutory Stock Option Plan (the “2001 Nonstatutory Plan”) as a result of forfeiture, termination or expiration of awards previously granted under such plans.  The maximum number of shares with respect to which options and stock appreciation rights may be granted to a participant during a calendar year is 750,000 shares. For awards of restricted stock and restricted stock units intended to be performance-based compensation under Section 162(m) of the Code, the maximum number of shares subject to such awards that may be granted to a participant during a calendar year is 750,000 shares. As of September 30, 2007, 1,734,273 shares were available for issuance under the 2007 Plan.

Stock-based compensation expense recognized in the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of products sold	$13	$41	$84	$102
Research and development	624	1,300	2,226	3,501
Sales, general and administrative	813	1,674	2,721	4,103
Total	$1,450	$3,015	$5,031	$7,706

The income tax benefits recognized in the Condensed Consolidated Statements of Operations related to stock-based compensation expense were $436,000 and $928,000 during the three months ended September 30, 2007 and 2006, respectively. The income tax benefits recognized in the Condensed Consolidated Statements of Operations related to stock-based compensation expense were $1,580,000 and $2,247,000 during the nine months ended September 30, 2007 and 2006, respectively.

3.	Earnings Per Share

The Company has computed basic and diluted net income per share using the weighted-average number of shares of common stock outstanding during the period, less unvested restricted stock. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options, restricted stock units and restricted stock. The computation of the weighted-average number of shares outstanding for the three and nine months ended September 30, 2007 and 2006 is (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average shares outstanding	33,450	32,832	33,248	33,300
Less: weighted-average restricted stock	(91)	--	(106)	--
Weighted-average shares used in computing basic net income per share	33,359	32,832	33,142	33,300
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	56	872	379	1,061
Weighted-average shares used in computing diluted net income per share	33,415	33,704	33,521	34,361

The Company excluded options to purchase 5,362,000 and 4,657,000 shares of common stock from the calculation of diluted net income per share for the three months ended September 30, 2007 and 2006, respectively, because all were anti-dilutive for the respective periods. The Company excluded options to purchase 4,340,000 and 3,290,000 shares of common stock from the calculation of diluted net income per share for the nine months ended September 30, 2007 and 2006, respectively, for the same reason.

4.	Related Party Transactions

On July 18, 2007, Amgen Inc. ("Amgen") completed its acquisition of Ilypsa, Inc. (“Ilypsa”). The Company received approximately $41,238,000 in cash before taxes in August 2007 in exchange for its approximately 10% equity interest in Ilypsa. The Company may also receive up to $4,124,000 before taxes in July 2008, subject to claims against the holdback provided for in this transaction. The Company expects to pay tax on its gain on this transaction in the fourth quarter of fiscal 2007. Prior to this sale, the Company accounted for its Ilypsa interest using the cost method as the Company did not have the ability to exercise significant influence over Ilypsa’s strategic, operating, investing, and financing activities. Ilypsa licensed software and purchased products from the Company. Revenue from Ilypsa for the three months ended September 30, 2007 and 2006 was $0 and $48,000, respectively. Revenue from Ilypsa for the nine months ended September 30, 2007 and 2006 was $0 and $140,000, respectively.

The Company entered into a Collaborative Development and License Agreement with Intermolecular in March 2005, and an Alliance Agreement in December 2005. Under these agreements, the two companies work together to conduct R&D and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Generally, each party bears its own expenses. Under these agreements, the Company committed to fund an aggregate of $2,846,000 in research and capital equipment expenditures. The Company expects to satisfy the remaining $1,555,000 of this commitment as of September 30, 2007 within the next year. Further, in August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a Symyx Board member, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, executive chairman of Symyx’s Board, is also a director of Intermolecular. Dr. W. Henry Weinberg, the Company’s Chief Scientific officer, is a scientific advisory board member of Intermolecular. For the three months ended September 30, 2007 and 2006, the Company recognized revenue from Intermolecular of $664,000 and $1,000, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized revenue from Intermolecular of $792,000 and $1,000, respectively. As of September 30, 2007 and December 31, 2006, the Company recorded $548,000 and $0, respectively, of accounts receivable from Intermolecular. As of September 30, 2007 and December 31, 2006, the Company recorded $77,000 and $27,000, respectively, of deferred revenue from Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a Symyx Board member, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. For the three months ended September 30, 2007 and 2006, the Company recognized revenue of $68,000 and $307,000, respectively, from providing research services and access to research equipment to Solyndra. For the nine months ended September 30, 2007 and 2006, the Company recognized revenue of $409,000 and $921,000, respectively. As of September 30, 2007 and December 31, 2006, the Company recorded $0 and $24,000, respectively, of deferred revenue related to Solyndra. As of September 30, 2007, the collaborative research has been completed, although Solyndra continues to have the right to use certain Symyx equipment for a limited period of time.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. The Company has a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer and a Symyx Board member, is a director of Visyx. Thomas Baruch, a Symyx Board member, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’s outstanding shares and has a 49% voting right in relation to its shareholding. In July 2007, the Company provided a $100,000 loan on the same terms and conditions as certain other investors in exchange for a convertible promissory note, and incurred $14,000 of additional costs on behalf of Visyx. During the three and nine months ended September 30, 2007, the Company reported $114,000 and $328,000 of equity losses, respectively, based on its share of the loss reported by Visyx, including the write-down of the $100,000 loan, in accordance with the equity method of accounting. As of September 30, 2007, the Company had a $0 carrying value of this investment.

5.	Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$24,555	$1,045	$22,113	$3,474
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(19)	62	12	289
Foreign currency translation adjustment	247	(80)	221	(89)
Other comprehensive income (loss)	228	(18)	233	200
Comprehensive income	$24,783	$1,027	$22,346	$3,674

6.	Segment Disclosure

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

Symyx allocates research personnel time to each collaboration arrangement on a full-time-equivalent basis but does not allocate actual R&D expenses to each collaboration or business segment. The Company currently does not assess segment performance below the revenue level or allocate sales, general and administrative expenses or assets to the individual segments and, therefore, it does not report financial performance, including depreciation and amortization and capital expenditures, on a segment basis.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue is disaggregated into:

•	Research– provision of research services
•	Symyx Tools – sale of select laboratory systems and associated software and intellectual property
•	Symyx Software – license of Electronic Lab Notebook applications, Lab Execution and Experiment Analysis software and provision of associated support, maintenance, and consulting services
•
Materials and IP Licensing – license of discovered materials and methodology patents, and royalties due the Company upon successful commercialization of products incorporating materials discovered in the Company’s industry collaborations

Prior to November 2006, the Company’s Symyx Sensors segment provided development services and licenses for specific applications to intellectual property associated with the Company’s sensor technology. In November 2006, the Company spun out the Sensors segment.

The disaggregated financial information the CODM reviews is (in thousands):

	Three Months Ended September 30, 2007
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research	$9,048	$--	$2,462	$11,510
Symyx Tools	1,296	6,217	2	7,515
Symyx Software	3,258	--	2,479	5,737
Materials and IP Licensing	--	--	1,291	1,291
Total	$13,602	$6,217	$6,234	$26,053

	Three Months Ended September 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research	$9,884	$--	$2,509	$12,393
Symyx Tools	1,178	6,947	15	8,140
Symyx Software	2,597	--	3,451	6,048
Materials and IP Licensing	--	--	861	861
Symyx Sensors	30	--	2,061	2,091
Total	$13,689	$6,947	$8,897	$29,533

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2007
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research	$28,417	$--	$7,464	$35,881
Symyx Tools	3,484	16,699	17	20,200
Symyx Software	8,728	--	7,304	16,032
Materials and IP Licensing	--	--	4,464	4,464
Total	$40,629	$16,699	$19,249	$76,577

	Nine Months Ended September 30, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Research	$30,621	$--	$7,500	$38,121
Symyx Tools	3,110	17,343	34	20,487
Symyx Software	7,680	--	11,088	18,768
Materials and IP Licensing	--	--	4,383	4,383
Symyx Sensors	680	--	2,584	3,264
Total	$42,091	$17,343	$25,589	$85,023

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$22,249	$26,952	$68,318	$76,331
North America (excluding United States)	183	183	347	328
Asia	1,537	761	2,322	3,332
Europe	2,084	1,637	5,590	5,032
Total	$26,053	$29,533	$76,577	$85,023

7.	Income Taxes

During the nine months ended September 30, 2007, the Company incurred an ordinary loss greater than its anticipated annual ordinary loss, excluding the gain of the sale of Ilypsa. The Company recorded income tax benefits for the nine months ended September 30, 2007 up to the limit determined in accordance with FASB Interpretation No. 18, Accounting for Income Taxes for Interim Periods. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Nine Months Ended September 30,
	2007	2006
Federal statutory rate	35%	35%
State taxes, net of federal impact	3%	6%
Permanent difference related to stock-based compensation	1%	7%
Permanent difference related to research credits	(2%)	7%
Permanent difference related to tax-exempt interest	(2%)	(3%)
Other individually immaterial items	*	(2%)
Effective income tax rate	35%	50%
* Less than 1%

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company adopted FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,273,000. As a result of adopting FIN 48, the Company recognized a $996,000 increase in liability for unrecognized tax benefits, which it accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$939,000
Reduction in additional paid-in capital	57,000
Increase in liability	$996,000

Included in the balance of unrecognized tax benefits at January 1, 2007 was $2,958,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 was $1,315,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

During the nine months ended September 30, 2007, the Company increased its balance of unrecognized tax benefits by $623,000 to $4,896,000, of which $3,581,000 of tax benefits, if recognized, would affect the effective tax rate and the remaining $1,315,000 of tax benefits, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

The Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and penalties in income tax provision. Prior to the adoption of FIN 48, the Company did not accrue any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $97,000. For the nine months ended September 30, 2007, the Company accrued additional interest and penalties related to unrecognized income tax benefits of $49,000.

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

9.	Bank Credit Facility

On September 28, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent will provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for the Company’s account (the “Facility”), secured by substantially all of the Company’s assets excluding intellectual property.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loans under the Credit Agreement will bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As of September 30, 2007, the Company had no borrowing under the credit facility and was in compliance with all financial covenants related to the Facility.

10. Subsequent Events

On October 1, 2007, the Company completed the previously announced purchase (“MDL Acquisition”) of all of the outstanding capital stock of MDL Information Systems, Inc., a Delaware corporation, MDL Information Systems AG, a company organized under the laws of Switzerland, MDL Information Systems KK, a company organized under the laws of Japan, and MDL Information Systems (Sweden) AB, a company organized under the laws of Sweden (collectively the “MDL Group Companies”), along with certain assets of Elsevier Limited, a company organized under the laws of England and Wales (“Elsevier UK”), and MDL Information Systems (UK) Limited, a company organized under the laws of England and Wales (“MDL (UK) Limited”), pursuant to the terms of the Sale Agreement (the “MDL Sale Agreement”), dated August 9, 2007, by and among the Company, Elsevier Inc., a New York corporation, Elsevier Swiss Holdings S.A., a company organized under the laws of Switzerland, Elsevier Japan KK, a company organized under the laws of Japan, Elsevier UK and MDL (UK) Limited, for $123 million in cash, subject to a working capital adjustment as set forth in the MDL Sale Agreement. Of the $123 million purchase price, the parties placed $10 million in escrow pending their determination of any detriments suffered or benefits enjoyed by the MDL Group Companies as a result of pre-closing intercompany transactions by certain MDL Group Companies. This acquisition will have significant impact on all aspects of the Company’s financial position and operating results.

On October 2, 2007, in connection with the MDL Acquisition, the Company committed to a restructuring plan that will result in a reduction of approximately 124 employees of the Company and the MDL Group Companies, comprised of approximately 104 positions in the United States and approximately 20 positions internationally.

On November 2, 2007, the Compensation Committee, pursuant to its authority delegated by the Board, granted options to purchase 690,000 shares of the Company’s common stock to the Company’s executive officers under the 2007 Plan and options to purchase 711,500 shares of the Company’s common stock to other key employees under the 2001 Nonstatutory Plan. These stock options will vest 20% on March 1, 2009, 40% on March 1, 2010 and 40% on March 1, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Quarterly Report on Form 10-Q (”Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Typically, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 27, 2007 (SEC File No. 000-27765).

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

We develop and apply high-throughput experimentation to the discovery of innovative materials for chemical, energy, electronics, pharmaceutical, and other industries. We expect to generate the majority of our revenue and cash flow for fiscal 2007 under R&D collaborations with our major customers and from sales of our tools and software, with the balance from intellectual property license fees and royalties.

Since our inception in 1994, we have invested heavily in the technology, laboratory systems and software necessary to help companies maximize the effectiveness and success of their R&D programs. We offer informatics and high-throughput research technologies for the entire R&D process, from early discovery through development to commercialization.

Our three business lines are Symyx Research, Symyx Tools and Symyx Software.  Symyx Research provides research services to our customers targeted at materials discovery and optimization.  In Symyx Tools, we apply our expertise in high-throughput research technologies to offer a growing line of precision robotics that enable our customers to automate laboratory experimentation and increase throughput by factors of 10 or more.  Symyx Software provides our customers automated solutions for laboratory experiment design, execution and analysis, chemical informatics, and Electronic Lab Notebook (“ELN”) products which capture laboratory data, facilitate information sharing, increase efficiency, lower costs and decrease time to discoveries.

Current Developments

Sale of Ownership in Ilypsa, Inc.

In July 2007, Amgen completed its acquisition of Ilypsa for $420 million in cash. We received a pre-tax cash payment of $41.2 million in August 2007 and expect to receive an additional payment of up to $4.1 million before taxes in July 2008, subject to claims against the holdback provided for in the transaction. We recorded the proceeds from the sale of our ownership in Ilypsa as Other Income on our financial statements.

Bank Credit Facility

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. on September 28, 2007, as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent will provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for our account (the “Facility”), secured by substantially all of our assets. Loans under the Credit Agreement will bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, we may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at our request or, if an event of default occurs, by the lenders. We may also, upon the agreement of either the Agent or additional banks not currently party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million.

Acquisition of MDL Group Companies (“MDL Acquisition”)

As disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements, we completed the MDL acquisition on October 1, 2007, pursuant to the terms of the MDL Sale Agreement for $123 million in cash, subject to a working capital adjustment. Of the $123 million purchase price, the parties placed $10 million in escrow pending their determination of any detriments suffered or benefits enjoyed by the MDL Group Companies as a result of pre-closing intercompany transactions by certain MDL Group Companies.

Restructuring Plan

As disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements, we are carrying out a plan to reduce 124 employees worldwide and consolidate some facilities and expect to substantially complete the restructuring plan by the end of the fourth quarter of fiscal 2007. We expects to incur total restructuring charges of approximately $9 million, of which $8.5 million will be recorded in goodwill in association with the MDL acquisition and the remaining $0.5 million will be recorded in our financial results in the fourth quarter of fiscal 2007. We expect to incur cash expenditures of approximately $6 million in the fourth quarter of fiscal 2007 and approximately $3 million in the first half of fiscal 2008 in association with this restructuring plan.

Summary Financial Results

In the three months ended September 30, 2007, our total revenue decreased 12% to $26.1 million from $29.5 million for the same period in 2006. In the nine months ended September 30, 2007, our total revenue decreased 10% to $76.6 million from $85.0 million for the same period in 2006.

Our net income for the three months ended September 30, 2007 was $24.6 million, compared to net income of $1.0 million for the three months ended September 30, 2006. Our net income for the nine months ended September 30, 2007 was $22.1 million, compared to $3.5 million for the same period in 2006. The income in 2007 primarily resulted from the sale of our ownership in Ilypsa which resulted in a gain of $24.9 million, net of taxes.

We recognized stock-based compensation expense of $1.4 million and $3.0 million for the three months ended September 30, 2007 and 2006, respectively. We recognized stock-based compensation expense of $5.0 million and $7.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease of stock-based compensation expenses in the three and nine months ended September 30, 2007 was due to a change in compensation structure to reduce stock-based awards and increase performance-based cash incentives. The impact of the adoption of SFAS 123R on our results of operations for the three and nine months ended September 30, 2007 and 2006 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of products sold	$13	$41	$84	$102
Research and development	624	1,300	2,226	3,501
Sales, general and administrative	813	1,674	2,721	4,103
Total	$1,450	$3,015	$5,031	$7,706

Critical Accounting Policies

We prepare our financial statements and accompanying notes in accordance with GAAP. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Our critical accounting policies and estimates are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have not materially changed these policies, except for the change in “Accounting for Income Taxes” discussed below.

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

Results of Operations

Revenue

Our total revenue for the three months ended September 30, 2007 was $26.1 million, compared to $29.5 million for the same period in 2006. Our total revenue for the nine months ended September 30, 2007 was $76.6 million, compared to $85.0 million for the same period in 2006. These decreases resulted from several factors, primarily to zero revenue in 2007 from Symyx Sensors (which we spun out in the last quarter of 2006), and to a lesser extent lower revenue in our Research, Tools and Software business lines.

We segregate revenue as follows (in thousands):

	Three Months Ended September 30,
	2007	Change over Previous Year	2006

Research	$11,510	(7%)	$12,393
Symyx Tools	7,515	(8%)	8,140
Symyx Software	5,737	(5%)	6,048
Materials and IP Licensing	1,291	50%	861
Symyx Sensors	--	(100%)	2,091
Total	$26,053	(12%)	$29,533

	Nine Months Ended September 30,
	2007	Change over Previous Year	2006

Research	$35,881	(6%)	$38,121
Symyx Tools	20,200	(1%)	20,487
Symyx Software	16,032	(15%)	18,768
Materials and IP Licensing	4,464	2%	4,383
Symyx Sensors	--	(100%)	3,264
Total	$76,577	(10%)	$85,023

Research Revenue

Symyx  Research generates revenue primarily from providing research services to our collaborative partners.

The decrease in Symyx Research revenue for the three and nine months ended September 30, 2007 from the same periods in 2006 resulted primarily from the expiration of our collaborations with a Japanese customer and with Solyndra.

Symyx Tools Revenue

Symyx Tools generates revenue primarily from the sale of integrated workflows and benchtop tools.

Symyx Tools revenue in the three months ended September 30, 2007 decreased 8% from $8.1 million to $7.5 million compared to the same period in 2006. Symyx Tools revenue for the three months ended September 30, 2007 was mainly attributable to the sale of two integrated workflows, seven modular systems, and eight Powdernium® benchtop systems. Symyx Tools revenue for the three months ended September 30, 2006 was mainly attributable to the sale of two high value integrated workflows to two chemical companies and the sale of one Powdernium system.

Symyx Tools revenue in the nine months ended September 30, 2007 decreased 1% from $20.5 million to $20.2 million compared to the same period in 2006. Symyx Tools revenue for the nine months ended September 30, 2007 was mainly attributable to the sale of five Symyx Tools integrated workflows, sixteen modular systems, one benchtop system and twelve Powdernium systems. Symyx Tools revenue for the nine months ended September 30, 2006 was mainly attributable to the sale of nine Symyx Tools integrated workflows and one Powedernium system.

In the three and nine months ended September 30, 2007, we sold more systems than the same periods in 2006, but at a lower average selling price than the systems sold in the same periods of 2006, resulting in lower total Symyx Tools revenue in 2007. We currently expect this trend of lower average selling prices to continue as we strive to offer a range of more standardized modular tools, but believe selling more modular systems is necessary to broaden our customer base and increase the overall financial performance of Symyx Tools.

Symyx Software Revenue

Symyx Software generates revenue primarily from licensing ELN and Lab Execution and Experiment Analysis (“LEA”) software, and from providing associated support, maintenance and consulting services.

Symyx Software revenue decreased 5% in the three months ended September 30, 2007 over the same period in 2006, and decreased 15% in the nine months ended September 30, 2007 over the same period in 2006. In the three and nine months ended September 30, 2007, a few of our existing and potential pharmaceutical customers delayed purchasing or expanding their use of Symyx Software.  In the three and nine months ended September 30, 2007, we generated significant revenue from the perpetual software licenses granted to several major pharmaceutical companies, where this revenue was recognized ratably over their maintenance terms in 2006.

Materials and IP Licensing Revenue

Materials and IP Licensing generates revenue primarily from intellectual property licensing fees and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

Materials and IP Licensing revenue increased 50% for the three months ended September 30, 2007 over the same periods in 2006. This increase was partly due to royalty payments from Intermolecular in the third quarter of 2007 and partly due to lower royalty revenue in the third quarter of 2006 because a quarterly royalty due in the third quarter of 2006 was prepaid in the second quarter of 2006. Materials and IP Licensing revenue increased 2% for the nine months ended September 30, 2007 over the same periods in 2006 primarily due to royalty payments from Intermolecular in 2007.

Concentration of Revenue

ExxonMobil and Dow accounted for 32% and 22% of total revenue, respectively, for the three months ended September 30, 2007, and 40% and 27% of total revenue, respectively, for the same period in 2006. ExxonMobil and Dow accounted for 37% and 24% of total revenue, respectively, for the nine months ended September 30, 2007, and for 38% and 27% of revenue, respectively, for the same period in 2006. ExxonMobil and Dow will continue to generate a significant portion of our total revenue in the last quarter of fiscal 2007. Our primary contracts with ExxonMobil and Dow expire in May 2008 and December 2009, respectively. We currently expect any renewal of our contract with ExxonMobil will be at a significantly lower annual rate than our current contract. We cannot yet predict the likelihood or magnitude of any renewal opportunities with Dow.

Cost of Products Sold

Cost of products sold was approximately $2.7 million, or 44% of product sales revenue, for the three months ended September 30, 2007, compared to $2.1 million, or 31% of product sales revenue, for the same period in 2006. Cost of products sold was approximately $7.6 million, or 46% of product sales revenue, for the nine months ended September 30, 2007, compared to $6.7 million, or 39% of product sales revenue, for the same period in 2006. The increase in the cost of products sold as a percentage of product sales revenue in the current periods was primarily due to the change of product mix. Certain tools sold in 2007 had a higher degree of third-party components, which typically causes our margins to be lower on these tools, and there was a larger volume of low margin benchtop systems sold in 2007.

The cost of products sold is driven by sales volume and  product mix in each peiod and will vary accordingly.  Our cost of products sold as a percentage of product sales is highest for Symyx Tools, and lower for Symyx Software and Symyx Research.  Further, within Symyx Tools, our cost of products sold as a percentage of product sales tends to be higher for standard products and lower for systems built to order or to particular specifications primarily because we expense development costs incurred prior to commercial build for custom systems that include a significant development component or systems delivered to customers as prototypes, reducing our cost of products sold and increasing margin in the quarter in which we deliver such a system to the customer.

The cost of products sold will also be affected by the adjustment of the warranty expense accrual for previous sales. When actual warranty costs are lower than our estimates, the difference will favorably impact cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which we make such a determination.

Other Operating Expenses
	Three Months Ended September 30,
	2007			2006
	Amount ( in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount ( in 000’s)	As a Percentage of Total Revenue
Research and development	$15,862	61%	1%	$15,687	53%
Sales, general and administrative	9,649	37%	13%	8,511	29%
Acquired in-process research and development	--	0%	(100%)	1,392	5%
Amortization of intangible assets arising from business combinations	963	4%	(16%)	1,151	4%
Total operating expenses	$26,474	100%	(1%)	$26,741	91%

	Nine Months Ended September 30,
	2007			2006
	Amount ( in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount ( in 000’s)	As a Percentage of Total Revenue
Research and development	$49,067	64%	4%	$47,191	56%
Sales, general and administrative	29,014	38%	15%	25,164	30%
Acquired in-process research and development	--	0%	(100%)	1,392	2%
Amortization of intangible assets arising from business combinations	2,881	4%	(11%)	3,225	4%
Total operating expenses	$80,962	106%	5%	$76,972	91%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses,

•	facility costs,

•	supplies, and

•	depreciation of facilities and laboratory equipment.

Total R&D expenses for the three months ended September 30, 2007 were $15.9 million, an increase of approximately 1% from the same period in 2006. The increase was primarily due to increased salary expenses in 2007, partially offset by a lower charge for stock-based compensation expenses and reduced consulting fees. Total R&D expenses for the nine months ended September 30, 2007 were $49.1 million, an increase of approximately 4% from the same period in 2006. The increase was primarily due to the increase in salaries and other personnel-related expenses for additional headcount and the increase in depreciation expenses associated with new facilities added to meet the needs of our business, partially offset by a lower charge for stock-based compensation expenses in 2007.

R&D expenses represented 61% and 53% of total revenue in the three months ended September 30, 2007 and 2006, respectively. R&D expenses represented 64% and 56% of total revenue in the nine months ended September 30, 2007 and 2006, respectively. The increase of R&D expense as a percentage of total revenue was primarily due to the relatively lower revenue in 2007. As shown below, we incur a substantial portion of our R&D expenses in the course of projects funded by our collaborative partners; these expenses are thus tied to the continuation of those relationships.  Separately, we also invest internally in R&D that supports Symyx Research, Symyx Tools, Symyx Software and our intellectual property and materials programs. We believe continued investment across our business lines is necessary for long-term success. Accordingly, we expect to continue to devote significant resources to R&D.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first nine months of 2007, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the respective collaborative partners.

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

We do not track fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Projects funded by collaborative partners	56%	60%	57%	66%
Projects funded internally:
Software development	32%	29%	31%	26%
Tools development	6%	2%	7%	1%
Research	6%	9%	5%	7%
Total	100%	100%	100%	100%

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, marketing, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and external professional expenses such as legal and accounting. SG&A expenses for the three months ended September 30, 2007 were $9.6 million, an increase of 13% from $8.5 million for the same period in 2006, and represented 37% and 29% of total revenue for the three months ended September 30, 2007 and 2006, respectively. The increase in SG&A expenses during the three months ended September 30, 2007 was primarily due to an increase in salary expenses related to additional headcount in our sales force. SG&A expenses for the nine months ended September 30, 2007 were $29.0 million, an increase of 15% from $25.2 million for the same period in 2006, and represented 38% and 30% of total revenue for the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily due to increased personnel costs related to recruiting additional senior management, significantly expanding our sales force, and certain severance payments. We have invested heavily, and believe it is necessary and advisable to continue to invest, in our leadership and sales and support teams with extensive industry experience and relationships to capitalize on our market opportunities.

Amortization of Intangible Assets Arising from Business Combinations

In connection with the acquisitions of IntelliChem in November 2004, Synthematix in April 2005, and Autodose in 2006, we recorded $20.6 million of identifiable intangible assets. We amortize these intangible assets on a straight-line basis over their estimated useful lives. For the three months ended September 30, 2007 and 2006, we recorded $963,000 and $1.2 million, respectively, of amortization expense related to these acquisitions. For the nine months ended September 30, 2007 and 2006, we recorded $2.9 million and $3.2 million, respectively, of amortization expense related to these acquisitions.

Gain from Sale of Equity Interest in Ilypsa

We recorded a $40.8 million gain from the sale of our equity interest in Ilypsa during the three months ended September 30, 2007. We expect to receive up to another $4.1 million in cash in the third quarter of fiscal 2008, subject to claims against the holdback provided for in this transaction. We expect to record the additional cash payment, net of any related costs, as other income when we receive the payment.

Interest and Other Income, Net

Our interest and other income, net, consists principally of interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income for the three and nine months ended September 30, 2007 was $1.8 million and $5.3 million, respectively, down from $1.9 million and $5.6 million in the same periods of 2006, respectively. The decreases were primarily due to investing a larger portion of our investment balance in the currect periods in tax-exempt securities with a lower pre-tax but higher after-tax yield. Upon payment of $123 million for the acquisition of MDL Group Companies in October 2007, we anticipate our investment balance and interest income in the fourth quarter and subsequent periods will be materially and correspondingly reduced.

Provision for Income Taxes

We recorded income tax expenses of $14.8 million and $11.7 million for the three and nine months ended September 30, 2007, respectively, compared to income tax expenses of $1.5 million and $3.5 million, respectively, for the three and nine months ended September 30, 2006. The effective income tax rate was 38% and 59% for the three month periods ended September 30, 2007 and 2006, respectively. The effective income tax rate was 35% and 50% for the nine month periods ended September 30, 2007 and 2006, respectively. The effective income tax rates for the three and nine months ended September 30, 2007 were lower than our statutory rate of 40% due to the recognition of income tax benefits in accordance with FIN 18, Accounting for Income Taxes for Interim Periods in periods during which our ordinary loss exceeded the anticipated annual loss. The effective income tax rate for 2006 was higher than our statutory rate due to the non-deductibility of certain stock-based compensation expenses. See Note 7 of Notes to Condensed Consolidated Financial Statements for a list of items that impacted our effective income tax rates. We expect a net loss in the fourth quarter of fiscal 2007, and our effective income tax benefit rate for the quarter to be approximately 30% due to the nondeductibility of an in-process research and development charge associated with the MDL acquisition.

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

During the three and nine months ended September 30, 2007, we increased our balance of unrecognized tax benefits by $623,000 to $4.9 million, of which $3.6 million of tax benefits, if recognized, would affect the effective tax rate and the remaining $1.3 million of tax benefits, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

We recognize interest accrued related to unrecognized income tax benefits in interest expense and penalties in tax provision expenses. We did not accrue any interest or penalties prior to the adoption of FIN 48. Upon adoption of FIN 48 on January 1, 2007, we increased our accrual for interest and penalties to $97,000. For the three and nine months ended September 30, 2007, we accrued additional interest and penalties related to unrecognized income tax benefits of $17,000 and $49,000, respectively.

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

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. In July 2007, we provided Visyx with a $100,000 loan in exchange for a convertible promissory note on the same terms and conditions as the other principal investor. During the three and nine months ended September 30, 2007, we  reported $114,000 and $328,000 of equity losses, respectively, including the write-off of the $100,000 loan, based on our share of the loss reported by Visyx, in accordance with the equity method of accounting. As of September 30, 2007, we carried this investment at $0 value. We do not expect to make significant additional loans to Visyx.

Recent Accounting Pronouncements

Fair Value Measures

In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008. We are currently evaluating the effect adopting SFAS 157 will have on our consolidated results of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards  No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, we must adopt SFAS 159 in the first quarter of fiscal 2008, although early adoption is permitted. We are currently evaluating the effect adopting SFAS 159 will have on our consolidated results of operations and financial condition.

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF No. 07-3 requires that these payments made by an entity to third parties be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. Entities report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF No. 07-3 is effective for us beginning on January 1, 2008. Earlier application is not permitted. We are currently evaluating the effect adopting  EITF No. 07-3 will have on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At September 30, 2007, we had cash, cash equivalents and available-for-sale securities of approximately $192.5 million, an increase of $42.5 million from December 31, 2006. The increase was primarily from the $41.2 million pre-tax proceeds we received for the sale of our ownership in Ilypsa, Inc.

Our operating activities provided $6.2 million and $20.2 million of cash during the nine months ended September 30, 2007 and 2006, respectively. The sources of cash inflows were primarily the receipt of R&D funding from collaborative partners, the collection of outstanding receivable balances from product sales and revenue from intellectual property licensing, partially offset by operating expenses. The fluctuations from period to period were due primarily to lower profitability in 2007, the timing of receipts of payments for shipments of Symyx Tools systems, an increased investment in inventory in 2007 to support anticipated fourth quarter shipments of Symyx Tools, as well as income tax payments of $5.8 million and $3.5 million, respectively, made in the nine months ended September 30, 2007 and 2006. As a result of adopting SFAS 123R, $158,000 and $2.3 million of excess tax benefits for the nine months ended September 30, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Net cash provided by investing activities during the nine months ended September 30, 2007 and 2006 were $100.7 million and $57.8 million, respectively. The sources of cash inflows were proceeds from a number of available-for-sale securities matured or sold during the quarters being invested in securities that were considered cash equivalents along with the $41.2 million proceeds from the sale of our Ilypsa interest in 2007. For the nine months ended September 30, 2007 and 2006, we used $6.0 million and $16.1 million, respectively, to purchase property, plant and equipment. In 2006, we also used $13.5 million for a long-term investment in Intermolecular and $4.2 million for the acquisition of Autodose. In 2007, we paid the remaining balance of $1.0 million to the shareholders of Autodose and also paid $799,000 acquisition costs related to MDL Acquisition. The timing of purchases, sales and maturity of securities and purchases of business or property, plant, and equipment will cause a fluctuation in cash flows from investing activities from period to period.

Net cash used in financing activities during the nine months ended September 30, 2007 was $213,000, primarily due to the payment of employee withholding taxes with cash in lieu of issuing common stock upon the vesting of restricted stock units, partially offset by proceeds from issuance of common stock resulting from stock option exercises and Employee Stock Purchase Plan (“ESPP”) purchases. Net cash used in financing activities during the nine months ended September 30, 2006 was $14.6 million, primarily attributable to the $30.0 million used to repurchase our common stock, partially offset by proceeds from the exercise of stock options and purchases under our ESPP as well as excess tax benefits from stock-based compensation.

Current liabilities as of September 30, 2007 increased by $8.6 million compared to December 31, 2006 due to a $6.2 million increase in income taxes payable, a $2.3 million increase in other accrued liabilities (including $1.6 million of accrued costs related to the acquisition of the MDL Group Companies), a $1.7 million increase in deferred revenue, partially offset by a decrease of $2.0 million in accounts payable and the release of deferred payments to stockholders of Autodose in the amount of $1.0 million.

In October 2007, we completed our acquisition of the MDL Group Companies by paying a total of $123 million in cash. During the next two quarters, we expect to incur sale of major additional cash outflows, including: (1) payment of  approximately $15 million in estimated income taxes (including taxes due in connection with our gain from the sale of Ilypsa) in the fourth quarter of 2007; (2) payment of acquisition-related one-time charges of approximately $5 million; (3) payment of restructuring-related severance and other charges of approximately $9 million; and (4) funding the working capital needs of the recently-acquired MDL Group Companies of approximately $20-$25 million.  We believe our current cash, cash equivalents and available-for-sale securities, our bank credit facility, and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next twelve months. Nonetheless, we may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants which may restrict our business. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed, or on terms favorable to us, may harm our business and operating results.

Backlog

As of September 30, 2007, we had backlog of approximately $28 million and $66 million to be recognized in the remainder of fiscal 2007 and in fiscal 2008 and beyond, respectively.

Commitments

Our principal commitments consist of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments made for leasehold improvements and sales and marketing services. As of September 30, 2007 and December 31, 2006, our principal commitments were $18.8 million and $16.6 million, respectively. Our principal commitments increased significantly due primarily to the lease extension of a current facility. We expect to satisfy these obligations as they become due over the next nine years.

Future principal commitments as of September 30, 2007 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$17,043	$2,505	$4,097	$3,992	$6,449
Purchase Commitments	1,725	1,545	180	--	--
Total	$18,768	$4,050	$4,277	$3,992	$6,449

With the acquisition of MDL in October 2007, we expect our future principal commitments will increase significantly, including approximately $19 million due to the minimum lease payments for additional facilities.

Other Commitments

Pursuant to the agreements discussed in the “Related Party Transactions” below, our commitment to Intermolecular was approximately $1.6 million as of September 30, 2007. We expect to meet this commitment during the next year by continuing to provide additional research efforts and incurring associated capital expenditures.

We currently carry a $3.9 million accrued liability associated with uncertainties in income taxes. We are unable to make reasonably reliable estimates of the periods of any cash settlement with the respective tax authorities but have recorded the liability as a current liability on our Condensed Consolidated Balance Sheet.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. We account for such indemnification provisions in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Our indemnification obligations are typically limited to no more than the amount the customer has paid, and in many cases are limited to the affected product(s) or to amounts paid within a stated time frame.  As of September 30, 2007, we were not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, according to our merger agreement with Autodose SA, we may pay additional purchase price consideration of up to $6,262,000 upon the achievement of certain 2007, 2008 and 2009 revenue targets. We periodically evaluate the likelihood of achieving these targets and would record the fair value of any additional consideration as an additional cost of the acquisition. We have recorded no additional consideration as of September 30, 2007.

As of September 30, 2007, 91,100 shares of restricted stock were granted and outstanding to our executive officers. These shares may vest upon the achievement of certain pre-defined 2007 performance targets, which would result in the recognition of up to $792,000 of stock-based compensation expense based on the closing price of our common stock on September 30, 2007. As of September 30, 2007, none of the shares were probable of vesting and no stock-based compensation was recorded for restricted stock.

Insurance

We carry insurance with coverage and coverage limits we believe are adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, we believe our insurance protection is reasonable in view of the nature and scope of our operations.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2007. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended September 30, 2007 were as follows:

•
We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Generally, each party bears its own expenses. However, under these agreements, we committed an aggregate of approximately $2.8 million in research and capital equipment expenditures. We expect to satisfy the remaining approximately $1.6 million of this commitment as of September 30, 2007 within the next year. Further, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a member of our Board, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, executive chairman of our Board, is also a director of Intermolecular. W. Henry Weinberg, our chief scientific officer, is a scientific advisory board member of Intermolecular. During the three months ended September 30, 2007, we recorded $479,000 in product revenue and $185,000 in royalty and license fees revenue from Intermolecular.

•
In November 2005, we entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a member of our Board, is a director of Solyndra and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. During the three months ended September 30, 2007, we recognized $68,000 of revenue from providing research services to Solyndra. As of September 30, 2007, the collaborative research has been completed, although Solyndra continues to have the right to use certain of our equipment for a limited period of time.

•
In November 2006, we incorporated Visyx Technologies Inc. and provided funding of $400,000 as well as rights to certain intellectual property in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. Isy Goldwasser, our chief executive officer and a member of our Board, is a director of Visyx. Thomas Baruch, a member of our Board, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’s outstanding shares and has a 49% voting right in relation to its shareholding. In July 2007, we provided a $100,000 loan to Visyx and paid certain operating expenses for Visyx. During the three months ended September 30, 2007, we recorded a $114,000 equity loss in Visyx, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures are effective.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

ITEM 1A. RISK FACTORS

The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 27, 2007, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business.  Additional risks and uncertainties we have not anticipated or that we currently deem immaterial also may materially and adversely impair our business operations.

*We generate most of our revenue from a small number of key customers and the loss of or reduction in business from one or more key customers would substantially reduce our revenue and be perceived as a loss of momentum in our business.

Over time we have expanded our base of customers, however, we continue to generate a substantial portion of our revenue from a small number of companies. In particular, ExxonMobil and Dow accounted for 37% and 24%, respectively, of our total revenue for the nine months ended September 30, 2007. We expect that ExxonMobil, Dow, and a select list of other companies will in the aggregate continue to account for a substantial portion of our revenue for the foreseeable future. Accordingly, the loss of or reduction in business from one or more of these customers or collaborative partners would materially harm our business and operating results. For example, when our current contract with ExxonMobil expires in 2008, we presently expect that contract, if renewed, to be at a significantly smaller annual rate than our current contract, and we cannot yet predict the likelihood or magnitude of any renewal opportunities with Dow. If either of these significant contracts is not renewed, or is renewed at a rate substantially below current levels, and we cannot timely replace any associated revenue reduction with revenue from other sources, our total revenue in 2008 and beyond will be materially and adversely affected. The cancellation of or reduction in business from the ExxonMobil or Dow strategic alliance, the failure to renew either alliance at a meaningful level, or loss of or reduction in business from another significant customer or collaborative partner could also be perceived as a loss of momentum in our business and have a material adverse impact on our financial results, which may cause the market price of our common stock to fall.

*Failure to integrate acquired businesses would harm our operating results and financial condition.

We acquired IntelliChem, Inc., Synthematix, Inc. and Autodose SA in the past three years.  We also closed the acquisition of the MDL Group Companies on October 1, 2007.  Our success greatly depends upon our ability to successfully integrate the products and people we acquired in these transactions.

In particular, in connection with our acquisition of the MDL Group Companies and the significant charges and working capital funding obligations relating to that transaction, we consumed and will consume the majority of our cash balances.  Also in connection with this acquisition, we executed a restructuring of our combined operations that included the elimination of approximately 124 positions, the relocation of a portion of our workforce, the reconstitution of the leadership team for our Symyx Software business unit, and other changes.  Finally, we expect to develop and execute certain changes to our product development and go-to-market strategies for this business unit over the succeeding quarters.  These significant efforts involve a number of financial and operational risks. If we do not successfully execute on our integration and operational initiatives, or if our integrated product lines do not achieve substantial market acceptance with our existing and new customers, our operating results and financial condition will be materially and adversely affected.

*Because our business spans multiple products and industries, is moving to a higher volume of smaller transactions, and is transitioning its leadership and infrastructure, we face both opportunity and challenges in successfully and profitably growing our company.

We offer our high-throughput technologies in the form of Symyx Tools, Symyx Software, Symyx Research and materials and IP licensing. Each of these offerings presents different challenges in development, marketing, sales, support and operations. We believe each segment of our business offers significant opportunities to leverage our core technologies, and that these segments are complementary. Accordingly, we have made significant changes to and investments in our leadership, and have been making and will continue to make significant changes to an investment in our business model, marketing, sales, infrastructure and operations to pursue these opportunities. These additional investments have materially reduced, and may continue to constrain, our profitability, and if we do not make and manage these changes and investments successfully, our business and financial results will be materially and adversely affected.

*We have a limited number of contracts for the sale of Symyx Tools and for the licensing of intellectual property, software, technologies, and materials to date, and we cannot assure you that we will be able to build a sustainable business in these areas.

To date, we have entered into a growing but still limited number of contracts for our Symyx Tools and pre-MDL Symyx Software offerings, and our sales cycle for them has been and is likely to continue to be long. Our sales require us to educate our potential customers about the full benefits of our solutions, which often requires significant time and expense.

Sales of Symyx Tools and licensing Symyx Software and our other offerings will continue to be subject to a number of significant risks over which we have little or no control, including:

•	customers' budgetary constraints and internal acceptance review procedures;

•	complexity and cost of our systems and difficulties we may encounter in meeting individual customer specifications and commitments;

•	our ability to build new systems and design software and workflows to meet our customers’ demands;

•	customers’ willingness to renew annual right to use software licenses or maintenance and support agreements;

•	the fact that there may be only a limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•	a longer-than-expected sales cycle that involves substantial human and capital resources expenditures and causes us to revise our outlook as we did following the first quarter of fiscal 2007;

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

*We have recently launched new offerings in our Symyx Research business, and can provide no assurances these new offerings will be successful.

    In the third quarter of fiscal 2007, we established a range of new services offerings for our Symyx Research business intended to leverage the expertise and experience of our technical staff and provide new revenue opportunities to replace the expected decline in research-related revenues from ExxonMobil in 2008.  We are building a pipeline of new sales opportunities for these offerings, but have not yet proven their marketability or commercial viability.  If we are unable to achieve significant sales from these new offerings in 2008 and beyond, our financial condition and results of operations will be materially and adversely affected.

*Failure to successfully commercialize our discoveries ourselves or to generate significant royalties through our customers’ and licensees’ commercialization of our discoveries would reduce our revenue and profitability and harm our business.

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

*Strategic investment projects such as royalty-bearing programs, spin-offs and joint ventures may affect our operating results and financial condition and distract our management team.

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

*We expect our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

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

*Our stock price has been and may continue to be volatile.

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

*We may not be able to maintain and grow a profitable business.

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

*Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team.

We have completed four acquisitions, and in the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities. In the event of any future acquisitions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts, or assume liabilities. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions may adversely affect our operating results and could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. For example, the Company expects to incur total restructuring charge of approximately $9 million in association with the MDL acquisition. If we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenue, earnings, or business synergies that we anticipate. The time, capital management, and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.

*Our failure to raise capital when needed, or on terms favorable to us, to satisfy cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations, will harm our business and operating results.

In October 2007, we completed our acquisition of MDL Group Companies by paying a total of $123 million in cash. During the next two quarters, we expect to incur major additional cash outflows, including (1) payment of approximately $15 million in estimated income taxes (including taxes due in connection with our gain from the sale of Ilypsa) in the fourth quarter of 2007; (2) payment of acquisition-related one-time charges of approximately $5 million; (3) payment of restructuring-related severance and other charges of approximately $9 million; and (4) funding of the working capital needs of the recently-acquired MDL Group Companies of approximately $20-$25 million.

We believe that our current cash, cash equivalents and available-for-sale securities, our bank credit facility, and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next twelve months.  Nonetheless, we may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may contain restrictive covenants which can restrict our business. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed, or on terms favorable to us, will harm our business and operating results.

*Any inability of ours to keep pace with technological advances and evolving industry standards would harm our business.

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

*We depend upon the research and development activities of companies in the chemical, energy, life science, consumer product, and other industries, and declines or reductions in research and development activities in these industries could harm our business.

The market for our research services, Symyx Tools, and Symyx Software within the chemical, energy, electronics, life science, consumer product, and other industries depends on our customers' ability and willingness to invest in research and development. A large portion of our revenue is attributable to our collaborative arrangements with chemical, energy, life science, consumer product, and other companies. These contracts generally expire after a fixed period of time. If we cannot renew existing contracts or enter into new collaborative arrangements, our business and operating results may be harmed.

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

*Costs to resolve legal matters may have an adverse effect on our consolidated financial positions, results of operations, or cash flow.

We may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The ultimate costs to resolve these matters may have a material adverse effect on our consolidated financial positions, results of operations, or cash flow.

*We cannot predict the pace, quality, or number of discoveries we may generate, and any inability of ours to generate a significant number of discoveries would reduce our revenue and harm our business.

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

*Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced substantial growth since our inception. Overall, we have grown from 170 employees at the end of 1999 to approximately 400 employees as of September 30, 2007, and we have expanded our offices from one country in 1999 to 7 countries in 2007. With the acquisition of MDL Group Companies, our workforce exceeds 600 and our operations have been further distributed. Growth places strain on our research, administrative, and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers, and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

*We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand out business will be harmed, which would impair our future revenue and operating performance.

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult, as the number of people with experience in high-throughput materials science is limited and we may face competition for qualified professionals, especially in the San Francisco Bay Area, where we are headquartered. Further, as we form new alliances with other collaborative partners, we may need personnel with specific skill sets that may be difficult to locate or attract. Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain “key person” life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.  In particular, effective June 2007, our former chief financial officer resigned her employment with the Company, and our former chief executive officer resigned and became Executive Chairman of the Company.  Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future.  We may not be able to meet our future hiring needs or retain existing personnel.  We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business and pursue new discovery initiatives and collaborative arrangements.

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

*Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

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

*Failure to adequately enforce our intellectual property rights could harm our competitive position and have a material adverse effect on our business.

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

*We have engaged in business relationships with early stage companies whose ability to perform all their obligations is less certain than our traditional large chemical, energy, life science, and consumer product customers.

We have entered into collaborative, development and licensing relationships in certain areas with early stage companies. These companies may lack established businesses and there is no assurance that these companies will succeed. The inability of these companies to perform all their financial and operational contractual obligations to us in a timely manner could adversely affect our results.

*We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture Symyx Tools if shipments from these suppliers are delayed or interrupted.

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

*We are exposed to general global economic and market conditions.

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

*Compliance with current and future environmental regulations may be costly which could impact our future earnings.

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

*Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment and harm our business.

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

*Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders.

As of September 30, 2007, our officers, directors and principal stockholders (greater than 5% stockholders) together control approximately 33% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Symyx and might affect the market price of our common stock, even when such a change may be in the best interests of all stockholders.

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

ITEM 6. EXHIBITS

2.1
Sale Agreement by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyer is incorporated herein by reference to Exhibit 10.25 to the Current Report on Form 8-K of the Company, dated August 15, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company, dated August 8, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, dated September 4, 2007.

4.1	Specimen Common Stock Certificate of the Company is incorporated herein by reference to the same number exhibit filed with the Company’s Registration Statement on Form S-1, as amended.

10.1
Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the Current Report on Form 8-K of the Company, dated September 4, 2007.

10.2	Form of Director and Executive Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.27 to the Current Report on Form 8-K of the Company, dated September 4, 2007.

10.3
Credit Agreement, dated as of September 28, 2007, by and among Symyx Technologies, Inc. as borrower, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders from time to time party thereto is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of the Company, dated October 4, 2007.

10.4	Symyx Technologies, Inc. 2007 Executive Annual Cash Incentive Plan is incorporated herein by reference to Appendix B to the Proxy Statement on Schedule 14A of the Company, dated April 27, 2007.

10.5	2007 Symyx Technologies, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, dated August 7, 2007.

10.6
Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.29 to the Current Report on Form 8-K of the Company, dated November 8, 2007.

10.7	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Symyx Technologies, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 9, 2007	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1
Sale Agreement by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyer is incorporated herein by reference to Exhibit 10.25 to the Current Report on Form 8-K of the Company, dated August 15, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company, dated August 8, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, dated September 4, 2007.

4.1	Specimen Common Stock Certificate of the Company is incorporated herein by reference to the same number exhibit filed with the Company’s Registration Statement on Form S-1, as amended.

10.1
Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the Current Report on Form 8-K of the Company, dated September 4, 2007.

10.2	Form of Director and Executive Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.27 to the Current Report on Form 8-K of the Company, dated September 4, 2007.

10.3
Credit Agreement, dated as of September 28, 2007, by and among Symyx Technologies, Inc. as borrower, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders from time to time party thereto is incorporated herein by reference to Exhibit 10.28 to the Current Report on Form 8-K of the Company, dated October 4, 2007.

10.4	Symyx Technologies, Inc. 2007 Executive Annual Cash Incentive Plan is incorporated herein by reference to Appendix B to the Proxy Statement on Schedule 14A of the Company, dated April 27, 2007.

10.5	2007 Symyx Technologies, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, dated August 7, 2007.

10.6
Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.29 to the Current Report on Form 8-K of the Company, dated November 8, 2007.

10.7	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Symyx Technologies, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.