Form 10-K
period 2007-12-31
SYMYX TECHNOLOGIES INC
filed 2008-03-17
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________

Commission file number 000-27765

SYMYX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3100 Central Expressway
Santa Clara, California 95051	(408) 764-2000
(Address of principal executive offices including zip code)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Class: Common Stock, $0.001 Par Value	Name of each exchange on which registered:	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
☐         Large accelerated filer                                ☒         Accelerated filer                          ☐         Non-accelerated filer (Do not check if a smaller reporting company)               ☐         Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒ No

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $259.0 million, based on the closing price for the common stock on the NASDAQ Global Select Market on such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 10,760,000 shares held by directors, officers and stockholders whose ownership exceeded 5 percent of the registrant’s outstanding common stock as of June 29, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. As of February 29, 2008, 33,594,112 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K where indicated. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

i

PART I

ITEM 1.  BUSINESS

This discussion and other parts of this Annual Report on Form 10-K ("Report"), including the "Management’s Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking statements that involve risks and uncertainties, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "plan," "intend," "goal," "anticipate," "should," "planned," "estimated," "potential," and "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements whenever they appear in this Report. Forward-looking statements include, without limitation, statements regarding: our intentions, beliefs and expectations regarding our future financial performance and operating results, anticipated growth and trends in our business; the timing and success of our collaborations with industry leaders; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our customers; our distributors and statements regarding market penetration and expansion efforts; the potential impact and benefits of our technology on our customers and on materials research and development; our expectations regarding the development, effectiveness and acceptance of our technology; the expansion of our capabilities and our portfolio of intellectual property; our intent to continue to enter into new collaborative arrangements; the effect of our past acquisitions; our belief regarding the adequacy of our supply arrangements; our belief regarding current emerging development candidates; and our belief regarding employee relations.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statement. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. You should also consult the risk factors listed from time to time in the Company’s quarterly reports on Form 10-Q and other SEC filings.

General

Symyx Technologies, Inc.  (“Symyx” or the “Company”) is a scientific research and development (“R&D”) integration partner to leading companies in the life sciences, chemical, energy, consumer products and electronics industries. With scientific R&D under tremendous economic and technical pressure, we help companies reduce R&D risk and enhance R&D productivity to enable them to bring more and better products to market quickly and cost-effectively. Our technology platform combines Symyx Software (electronic lab notebooks, lab execution and analysis, logistics and decision support software), Symyx Tools (modular and integrated workflows that can be enhanced by Symyx Software) and Symyx Research (collaborative research and directed services) to support the R&D process. Information about Symyx, including reports and other information we have filed with the Securities and Exchange Commission (“SEC”), is available free of charge at www.symyx.com. The information posted on our website is not incorporated into this Report.

Symyx was incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’ headquarters are located at 3100 Central Expressway, Santa Clara, California, 95051, and the telephone number at that location is (408) 764-2000. Our mailing address is 415 Oakmead Parkway, Sunnyvale, CA 94085. Our common stock trades on the NASDAQ Global Select Market under the symbol “SMMX.”

We work with customers through our Symyx Software, Symyx Tools and Symyx Research offerings. With Symyx Software, we help address customer needs for greater data access and integration across the enterprise, improving their ability to search, manage, manipulate and store internal and external research data as well as to manage their intellectual property. On October 1, 2007, we acquired MDL Information Systems, Inc. (“MDL”), a leading provider of innovative informatics software, databases and services that accelerate successful scientific R&D by improving the speed and quality of scientists’ decision making. With this acquisition, Symyx Software became the largest of our three business areas.

Symyx Tools and Symyx Research provide different ways for customers to access our proprietary high-throughput technologies for parallel (versus serial) experimentation, enabling greater speed and breadth of research. Symyx develops and applies high-throughput technologies that empower customers to engage in faster, broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel or array-based testing. Symyx Tools enables customers to bring some of the capabilities of our laboratories into their own organizations by purchasing instruments to integrate and automate laboratory experimentation to increase research productivity. Customers leverage our expertise and infrastructure through Symyx Research, with programs that range from directed research to strategic collaborative relationships. A portion of our resident expertise and resources within Symyx Research is also allocated toward the development of intellectual property assets where Symyx partners with a strategic or financial investor to develop materials science solutions in areas where the Company has expertise.

Through software licensing, automated workflow sales and research services, we provide customers multiple ways to begin working with us. Our goal is to leverage and integrate all of our offerings so that, over time, our customers can easily access our entire technology platform to improve their R&D productivity and reduce program risk.

Industry Background

Materials and their diverse properties contribute in vital ways to many of the products in everyday use. These materials are discovered and evolve through advanced chemical R&D.  Many of the world’s largest companies in our target industries - life sciences, energy, chemical, consumer goods and electronics - depend heavily upon these advancements. New drugs, cleaner and more efficient fuels, cheaper and stronger plastics, new and improved personal care products and faster and cheaper electronics share a common feature:  they depend upon success in the chemical laboratories within an R&D organization.

Traditional materials research relies on an expensive and time-consuming process of trial and error: identifying potentially promising areas for chemical research, making one material, testing it, then making a different material, testing it and so on.  At the rate of only a few experiments per day per person using manual, paper-based processes, traditional discovery methods cannot keep pace with today’s competitive environment, shorter product life cycles and revenue growth expectations.

By applying miniaturization, parallelization, automation and informatics to chemical research - whether through the sale of Symyx Tools, licensing of Symyx Software or through providing Symyx Research services - we believe we can help transform our customers’ R&D operations, enabling them to discover new materials faster and more cost-effectively than is possible using traditional methods.

Symyx primarily serves customers in two broad categories:

1)	Life Sciences

The life sciences industry is highly competitive, as pharmaceutical and biotechnology R&D organizations tackle issues such as the growing costs of drug development and marketing, more competition from generic drugs, patent expiration on leading products and product families, increased partnering and outsourcing and the need for more targeted therapeutics.

2)	Chemicals and Energy

To compete effectively and efficiently on a global scale, chemical and energy companies must execute and innovate faster than ever before. Meeting this imperative requires broader and more cost-effective experimentation, implementing quicker, more efficient product application testing, reducing raw materials costs, enhancing production yields, creating new product variants and improving manufacturing quality.

The market dynamics in these categories are changing product economics, especially with respects to time-to-market and prices, and in turn, mandating better information correlation across people, instruments and geographies, faster experimentation and lower costs.  Symyx’ offerings help customers to meet these demands. Symyx Software enables the integration of research data and enterprise-wide information sharing.  Symyx Tools provide a 10 to 100-fold improvement in experimentation speed and improved precision and accuracy, leading to a substantial reduction in development time, costs per experiment and risk.  And for those customers who wish to leverage Symyx’ deep expertise in chemistry, materials science and high-throughput research, Symyx Research can work with or for customers to solve discovery and development challenges directly.

Symyx Solutions

High-Throughput Technologies

Since 1994, Symyx has been a pioneer in high-throughput R&D technologies with the goal of modernizing, automating and digitizing chemical/materials R&D. These technologies are the foundation of all of Symyx’ offerings.

Symyx’ high-throughput research begins with the rapid creation of large, directed libraries of materials.  These materials are then synthesized and tested using high-throughput primary and secondary screens. During primary screening, we conduct experiments across broad material and processing parameters - varying chemicals, mixtures, temperatures, pressures, etc. - enabling researchers to quickly identify the smaller, more promising areas on which to focus. During secondary screening, we carry out further experiments to make a more detailed evaluation of the focused areas.

In conventional terms, creating and testing a single material is considered one experiment. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time and our software applications to design, schedule, run, manage and share the data from those experiments, scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our laboratories, that same team could perform 10 to 50 times more experiments at a vastly reduced cost per experiment. As a result, Symyx-enabled scientists can generate significantly more data, increase the possibility of successful discoveries within a given timeframe and reduce associated program costs dramatically.

To achieve these efficiencies, we have developed extensive capabilities in materials synthesis, screening and data analysis. A particular challenge is the ability to screen materials for a wide range of properties. For example, to discover a new catalyst, we need to screen how well it performs a specific chemical reaction. To discover a new polymer, we need to screen for physical and mechanical properties such as molecular weight and toughness.

Our multi-disciplined team of people with expertise in the fields of inorganic, physical, polymer and organic chemistries, physics, engineering and software programming has successfully designed, built and validated a powerful array of highly specialized proprietary instruments and software. Our scientists can synthesize a wide range of materials and screen for properties including catalytic, chemical, physical, mechanical, electronic and optical properties. In addition, we continue to expand our capabilities through the development of new instruments and software and enhanced versions of existing systems.

We are committed to retaining our position as a leading company that develops and supplies high-throughput technologies for the discovery of new materials with commercially valuable properties. In support of that objective, we have created complementary offerings in our three business areas:  Symyx Software, Symyx Tools and Symyx Research.

Symyx Software

Our software was initially developed to support our scientists’ experiment design, execution and analysis needs. Our high-throughput technologies enabled broader and faster experimentation, which in turn produce unprecedented quantities of data. We could not find a commercial software solution to address our needs, and thus, we developed Symyx’ lab execution and analysis software (“LEA”) to design experiments, to execute those experiments on our automated workflows, and to capture and analyze large quantities of multi-media data.

Through the acquisitions of IntelliChem, Inc. (“IntelliChem”), Synthematix, Inc. (“Synthematix”) and more recently MDL, we have significantly expanded the capabilities of and potential markets for our software offerings.  Today, Symyx Software encompasses:

Electronic Lab Notebook and Vault Platform: Symyx’ Electronic Lab Notebook (“ELN”) replaces paper notebooks traditionally used by scientists, providing a digital environment where scientists can plan, execute, record, store, back up and share their daily research activities.  We offer a universal ELN foundation, and continue to develop domain-specific capabilities for scientists engaged in discovery, process, analytical, formulations and biology functions that are designed with their specific workflows in mind.  We believe having front-ends customized based on specific functions and built on a common platform facilitates adoption and use of Symyx Software, enables optimal use of research data, and improves data quality, documentation and adherence to standard operating procedures.

Our ELN offerings are also integrated with our proprietary database solution, Symyx’ Vault platform, a repository for scientific data and documents that enables scientific collaboration, IP protection and decision-support across the enterprise.

Lab Execution and Analysis: Our Lab Execution applications enable scientists to control, monitor and manage the acquisition of large amounts of data from automated laboratory instruments, semi-automated instruments and manual instrumentation.  We developed Symyx Lab Execution software on a vendor-neutral architecture, so it can collect data from Symyx instruments as well as from a broad range of third-party laboratory equipment resources, delivering method development into the hands of scientists.

Our Experiment Analysis applications deliver real-time data warehousing, querying, visualization and reporting with unified and linked views across documents, chemical structures, multi-step synthesis and sample lifecycles.  Members of a team or an entire organization can utilize multiple query and browsing tools to simplify reporting or to search by document or chemical structure. With enterprise-level, worldwide scalability, Symyx Experiment Analysis software is designed to meet the needs of companies as they grow.

Experimental Logistics: With the acquisition of MDL in October 2007, we offer the chemical presentation capabilities that customers have utilized for the past 27 years as well as systems that support laboratory operations and enhance laboratory productivity. These applications provide a framework for information exchange and laboratory workflow facilitation, and solutions for information management, work request handling, ordering, purchasing and sample management.

    Decision Support:  Through our MDL acquisition, we now offer Isentris®, a comprehensive solution consisting of a number of industry-leading products including:

(i)	Symyx Isentris Client for searching, browsing, collating and sharing scientific data in an efficient, time-saving manner that is integrated with workflows;
(ii)
Symyx Isentris for Excel® for accessing, browsing, collating, reporting, managing and sharing scientific data from a diverse range of public and proprietary data sources in the Microsoft Excel spreadsheet environment;

(iii)	Symyx Draw for quickly drawing precise chemical structures and reactions, and creating publication-quality graphics;

(iv)
Symyx Isentris Controls for accessing and leveraging the underlying functionality of Isentris with a set of .NET controls that can be used in Microsoft Visual Studio to build custom scientific applications rapidly, extend applications and integrate existing applications;

(v)
Symyx Cheshire® for defining cheminformatic business rules for different applications to perform particular operations, such as chemical convention checks, chemical structure validation, and physico-chemical property calculations;

(vi)
Symyx Core Interface for accessing essential services for managing and supporting critical application workflows, building consistent, high-quality applications quickly, creating useful data views and finding information easier; and

(vii)	Symyx Direct for searching and registering molecules and reactions in Oracle databases using a single, powerful chemistry data cartridge.

Customers of our software include life science, chemical and energy companies, as well as other industrial customers seeking to improve and integrate their research data management. Pharmaceutical and biotechnology companies use Symyx Software to support their pre-clinical research activities as well as some pharmaceutical discovery research and chemical research. Chemical, energy and other industrial companies use our software broadly across their research groups.

Symyx Tools

Symyx Tools designs, develops, manufactures and sells automated instruments to life science companies to speed and improve preclinical testing of drug candidates, and to chemical, energy and other companies for materials discovery research, development and testing. Symyx Tools include high-throughput reactors, screening systems, robotics and analytical equipment.  Our systems range from modular, configurable, increasingly standardized units that can be integrated as needed, up to very complex, multi-million dollar custom systems designed specifically to meet a customer’s requirements.  By offering this range of systems, we give our customers the flexibility of purchasing complete systems, or purchasing individualized system components to build full high-throughput experimentation capability gradually with the assurance that they will be able to integrate the systems and data management of different research processes at any time.

Our instruments are integrated with Symyx Software to facilitate experiment design, execution and evaluation.  In July 2006, we expanded our Symyx Tools capabilities with the acquisition of Autodose SA (“Autodose”), a privately-held, Geneva-based maker of precision powder-dispensing equipment, enhancing our product portfolio and providing us increased customer opportunities in Europe.

Using Symyx Tools, our customers can implement our high-throughput technologies reliably, predictably and at significant time and cost savings compared to taking a license to operate from us and then developing and building systems internally. Customers typically purchase Symyx Tools in either Benchtop System or Integrated Workflow configurations. The Benchtop System is a self-contained unit that automates multiple steps of experimental procedures and is scalable to enable data and instrument integration with other equipment in the laboratory. Integrated Workflows are validated, integrated systems that perform fully automated experimentation for complete laboratory processes and include integration with other laboratory equipment and software and the ability to support document browsing and searching, enterprise-level security and auditing, and configurable document workflow. Symyx Tools are used to help accelerate research, product optimization and process development, enabling scientists to significantly increase their research productivity.

Life science companies use our instrumentation to automate and improve pre-clinical research. The workflows we sell to life science companies include those for solubility, polymorph and salt selection, liquid formulations, forced degradation, excipient compatibility, organic synthesis, bio catalysis and process optimization. Chemical companies use Symyx Tools to automate and integrate their materials discovery and research and development processes. The workflows we sell to chemical companies include those for formulations, heterogeneous catalysis, homogeneous catalysis and polymerization catalysis. Consumer products companies utilize Symyx Tools to design, formulate, and test the performance characteristics of materials. The workflows we sell to consumer products companies include those for additives, adhesives/coatings/sealants, consumer and personal care and plastics.

We assemble and ship our Symyx Tools from our facilities in California and in Geneva, Switzerland. As we assemble our systems, we generally manufacture only critical and proprietary components ourselves. We contract with others for the manufacture and supply of the majority of components. We believe our supply arrangements to be adequate and that there have not been material constraints on the sources and availability of materials. From time to time, we rely on a single supplier for all of our requirements of a particular component.

Symyx Research

In Symyx Research, our scientific teams perform research on behalf of customers, with a goal of producing breakthrough discoveries and often developing new high-throughput technologies we then commercialize through Symyx Tools and Symyx Software. These services have historically been provided in the context of an alliance or collaboration agreement under which we provide the platform technologies and effort, and our partners acquire rights to develop and commercialize resulting materials within their defined field of license.  Under these broader arrangements, of which our agreements with ExxonMobil Corporation (“ExxonMobil”) and The Dow Chemical Company (“Dow”) are the most extensive examples, we receive research funding, and in some cases, rights to future royalties or other payments on materials we may discover once our partner commercializes those materials. Our research programs also contribute greatly toward the development of our intellectual property, instrumentation and software, as we typically own or control all inventions pertaining to high-throughput methodology conceived and reduced to practice in connection with activities under the agreements and all know-how and intellectual property rights related thereto.

Symyx Research provides a variety of services with flexible scope, including research services, collaborations and partnerships. Our Research Services provide packaged offerings where clients direct the experiment goals, providing the experiment design and data analysis. Symyx provides the R&D execution, completing the experimentation by leveraging our proprietary infrastructure. In this scenario, pricing is based on the number of experiments and the customer owns rights to the intellectual property. Under Collaborative Research agreements, customers are also able to access the expertise of Symyx scientists and technology development. Partnerships within Symyx Research involve a shared risk model that leverages the resources of Symyx and the partner company in exchange for a higher share of the potential reward/outcome.

We typically bill our customers for services over the term of the research contract, which can vary from several months to several years. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product or whether we will achieve future milestones or royalty payments under our various collaborations.

We do not track our fully burdened R&D costs by project. However, based on hours spent on each project, we estimate our R&D efforts were allocated as follows:

	2007	2006	2005
Projects funded by collaboration partners	55%	61%	70%
Internally funded projects:
Software development	31%	29%	23%
Research	7%	8%	6%
Tools development	7%	2%	1%
Total	100%	100%	100%

Materials and IP Licensing

Discovered Materials

We discover and patent a range of materials in our collaborations and internal research programs. These discovered materials provide the foundation for our potential future royalties.

Our portfolio of discovered materials provides us licensing opportunities, offers a path to commercialization of new materials, and demonstrates the capabilities of our high-throughput research technologies. At the time of this filing, our discoveries include 7 commercialized materials. We have additional research programs underway at various stages of research and multiple materials in various stages of development by our clients.

IP Licensing

Our patent licensing program leverages our established capabilities of high-throughput materials discovery, including our broad-based research capabilities, validated instruments and software, and extensive know-how. Created to give companies selective access to our methodology patents, this program offers a constructive way to sustain the value of our intellectual property portfolio while expanding the ways in which we can work with potential customers.

Customers

We have a record of building enduring relationships with customers as they apply our various offerings in flexible ways to meet their needs. For some customers, we perform research and share their successes through royalties on commercial discoveries.  For others, we provide Symyx Software applications, Symyx Tools instruments or Symyx Research services either alone or in combination.  Our goal in all accounts is to provide a comprehensive set of solutions from each of our business areas.

In certain instances, we work with customers in alliances, where our customers work with us across all of our business offerings under a substantial, multi-year commitment. We currently have such relationships in place with ExxonMobil and Dow.

Under our April 1, 2003 alliance agreement with ExxonMobil, we provide research services in certain exclusive areas, develop and sell Symyx Tools and license our Symyx Software and intellectual property.  The original five-year commitment under that agreement was approximately $200 million in the aggregate (of which we have recognized approximately $187.5 million through December 31, 2007), and continues through May 31, 2008.  As further discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Development” below, effective January 1, 2008, we executed a supplemental agreement with ExxonMobil which includes additional commitments to us of approximately $13.1 million.  In addition, we are also entitled to receive royalties from the commercialization of materials, processes and products based on discoveries made in the fields covered by the original alliance agreement.

Under our January 1, 2005 alliance agreement with Dow, we contracted to perform research in a number of exclusive areas, to develop and provide Symyx Tools, and to license Symyx Software and intellectual property. Dow’s base commitment over the five-year term was approximately $120 million, of which we have recognized approximately $87.2 million through December 31, 2007.  The original alliance agreement also entitles us to receive royalties from the commercialization of materials, processes and products based on discoveries made in the fields covered by that agreement.  As further discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Development” below, effective November 29, 2007, we executed a supplemental agreement with Dow which includes additional commitments to us of approximately $49.0 million for purchases of Symyx Tools and Symyx Research services, establishes minimum royalties over the period 2008-2015, and reduces applicable royalty rates to encourage Dow’s full use and broad commercialization of technology developed under the original agreement.

For the fiscal years ended December 31, 2007, 2006 and 2005, our Symyx Research, Symyx Tools, and Symyx Software business segments each contributed more than 10% of our total revenue. See detail in Note 6 of the Notes to the Consolidated Financial Statements.

The following table lists our major customers and the revenue they each contributed in the fiscal years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
ExxonMobil	$36,489	$51,318	$42,254
Dow	35,301	29,302	26,765
Total	$71,790	$80,620	$69,019

For the fiscal years ended December 31, 2007, 2006 and 2005, approximately 12%, 11% and 17%, respectively, of our total revenue was generated from sales to customers located in foreign countries. See Note 6 of the Notes to the Consolidated Financial Statements for further detail. We are exposed to risks associated with international operations. See “We are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and international property” under Item 1A, “Risk Factors.”

Sales and Sales Support

Substantially all of our sales are direct, though we have non-exclusive distribution relationships in Japan, Korea and India.  As of December 31, 2007, our sales organization was comprised of approximately 50 employees in the United States, Europe and Japan, and is organized specifically to provide services to the chemical/energy and life sciences industries.

We believe service is an important component of the value we offer our customers. Although sales representatives have direct responsibility for account relationships, our sales support group works closely with our customers to maximize the value of our offerings. Our sales organization includes field application scientists who participate in the pre-sales effort to the customers’ R&D managers, technology support representatives and product managers to gather a better understanding of customers’ needs. Our sales organization also includes field service engineers dedicated to post-sales support, who train users at our facilities in California and at customer sites, assist with reassembly of certain instruments and install software for customers and provide customizations requested by customers.

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

Our patent portfolio as of December 31, 2007 consisted of 328 issued patents, including 272 United States patents, 31 European patents, and 25 patents in other countries, with over 200 additional applications pending worldwide. These patents and applications cover composition of matter, instruments, and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 18 of the issued patents in the United States and other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon our formation. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. The earliest filed patents will begin to expire in 2014.

Markets

Symyx provides customers in the chemical, energy, life sciences, consumer products and other industries with Symyx Software, Symyx Tools and proprietary Symyx Research services and intellectual property to increase their research and development effectiveness by achieving better results with shorter timelines and lower costs. We realize value through the licensing of Symyx Software, the sale of Symyx Tools, the provision of Symyx Research services and the licensing of intellectual property and materials. Our market opportunities fall into two primary areas: our customers’ research and development expenditures and the market for sales of materials.

Research and Development Expenditures Market

Leading global companies in the chemical, energy, life science and consumer products industries spent in excess of $100 billion on research and development in 2005, and continue to seek to improve the return on their R&D investments.  These investments include personnel costs, deployment of laboratory informatics and purchase of technology, services and instruments.

Materials Markets

The materials we discover cover a broad range of applications, including catalysts for the manufacture of plastics and commodity chemical, polymers for industrial, consumer goods and life science applications, and diverse electronic materials. Under certain contracts, Symyx earns a royalty in exchange for our research collaborations associated with those discovered materials. Because our customers and partners control the timing and scope of commercialization of materials we discover, and cannot themselves necessarily predict opportunity sizes or sales rates, we cannot currently reliably estimate the timing or size of our royalty opportunities.

Competition

Symyx Software competes in the life science research software market with companies like CambridgeSoft Corporation, and in more limited areas, with other providers of scientific data management software. In our assessment, the research software market is highly fragmented and a large number of software providers offer spot solutions targeted to particular areas within laboratory informatics. Thus, within certain segments, Symyx Software competes with Accelrys, ChemAxon, IDBS and others. We believe that the ability of Symyx Software to enable enterprise-wide data integration and access to experiment design, execution and analysis enables us to compete favorably.

Symyx Tools workflows compete with certain instrument manufacturers, including Chemspeed Technologies, Zinsser Analytic, Tecan Group Ltd. and others. We believe that the modular design of our Tools offerings, which allows customers to purchase an initial tool and then expand by adding additional Symyx and/or third-party instruments and performance-enhancing Symyx Software to create a complete, integrated workflow, enables us to compete favorably.

In Symyx Research, we compete primarily with the in-house efforts of certain chemical companies with internal high-throughput materials discovery programs. In addition, Accelergy Corporation, Avantium Technologies, HTE AG and others offer certain high-throughput approaches to materials discovery.

Financial Information about Geographic Areas

Revenue is attributed to the following geographic locations based on the physical location of Symyx’ customers (as a percentage of total revenue in the respective periods):

	2007	2006	2005
United States	88%	89%	83%
North America (excluding United States)	* %	* %	* %
Asia	3%	3%	2%
Europe	9%	8%	15%
Total	100%	100%	100%
*Less than 1%

Backlog of Committed Revenue

As of December 31, 2007, our backlog was approximately $100 million, compared with backlog of approximately $90 million at December 31, 2006. Our backlog includes contractual commitments from our customers for products to be shipped, research, consulting and maintenance services to be provided, and license and content revenue to be recognized within the next 12 months. Because of the occasional customer driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Employees

As of December 31, 2007, we have approximately 600 employees, including approximately 450 scientific and technical employees and over 150 employees in business development, legal, sales, and general and administrative services. Our headcount increased by approximately 220 during 2007 primarily because of the MDL acquisition in October 2007. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success depends in part upon our continued ability to identify, hire and retain qualified personnel.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 29, 2008:

Name of Executive Officer	Age	Position with the Company

Steven D. Goldby (1)	67	Executive Chairman of the Board
Isy Goldwasser (2)	38	Chief Executive Officer
Rex S. Jackson (3)	47	Executive Vice President and Chief Financial Officer
Richard J. Rosenthal (4)	52	Senior Vice President of Finance and Principal Accounting Officer
Timothy Campbell (5)	46	President, Symyx Software
Richard Boehner (6)	60	President, Symyx Research
Gerard Abraham (7)	60	President, Symyx Tools
Kevin Cronin (8)	48	Senior Vice President, Symyx Sales
-----------------------------------
(1) Mr. Goldby joined Symyx in 1998 as Chief Executive Officer.  Prior to joining Symyx, Mr. Goldby served as Chief Executive Officer for more than ten years at MDL. Previously Mr. Goldby held various management positions at ALZA Corporation, including President of ALZA Pharmaceuticals. Mr. Goldby received a B.S. degree in chemistry from the University of North Carolina and a law degree from Georgetown University Law Center.

(2) Mr. Goldwasser has been with Symyx since its founding, was appointed President and Chief Operating Officer in 1998, and was appointed Chief Executive Officer in June 2007. Mr. Goldwasser received a B.S. degree in chemical engineering from the Massachusetts Institute of Technology and an M.S. degree in chemical engineering from Stanford University.

(3) Mr. Jackson joined Symyx in February 2007 as Executive Vice President, General Counsel and Secretary.  In June 2007, Mr. Jackson assumed the role of interim Chief Financial Officer, and in October 2007, was appointed Chief Financial Officer. Prior to joining the Company, he served as Senior Vice President and General Counsel at Avago Technologies Ltd. and held multiple positions at Synopsys, Inc., most recently as Senior Vice President, General Counsel and acting Chief Financial Officer. Mr. Jackson obtained a B.A. degree in political science from Duke University and a J.D. degree from Stanford University.

(4)               Mr. Rosenthal joined Symyx as Senior Vice President of Finance and Principal Accounting Officer in December 2007. Prior to Symyx, he was employed by LSI Corporation (“LSI”), a manufacturer of communications, consumer and storage semiconductors, from 1997 until December 2007, most recently serving as Vice President and Corporate Controller.  Mr. Rosenthal obtained a B.S. degree in accounting from San Jose State University, and an M.B.A. from Santa Clara University.

(5) Mr. Campbell joined Symyx in February 2007 as president of Symyx Software. Prior to Symyx, he served as president and chief executive officer of Steelwedge Software, an enterprise software company, and chief executive officer of Industri-Matematik International and ePIT Systems. Mr. Campbell graduated from Conestoga College of Applied Arts and Technology where he studied Electronics Engineering Technology – Computer Systems.

(6) Mr. Boehner joined Symyx in April 2007 to lead the Company's business development efforts as Executive Vice President, Chemicals and Energy, and was appointed President of Symyx Research in November 2007. Previously, Mr. Boehner served in corporate development and strategic planning roles at Sun Chemical Corporation, MacDermid Incorporated, Great Lakes Chemical and Allied Signal. Mr. Boehner has a B.S. and an M.B.A. from Colorado State University.

(7) Mr. Abraham joined Symyx in July 2007, assuming leadership for the global Symyx Tools organization. He served most recently in several senior positions in the U.S. and overseas at Thermo Fisher Scientific Inc., including president of its process systems and process instruments divisions. Previously, he was with Hewlett-Packard and Matra-Harris. Mr. Abraham has a B.A. from the University of Paris, France and an Engineering degree from the Paris School of Optics.

(8) Mr. Cronin joined Symyx in January 2001 as Vice President for sales and business development for Symyx Tools, and was appointed Senior Vice President, Symyx Sales, in April 2007.  Prior to Symyx, he spent 15 years developing and implementing discovery informatics systems for the pharmaceutical industry, first as a research scientist and then business leader at MDL Information Systems. Mr. Cronin received his B.S. degree in chemistry from the University of Washington in Seattle and his M.S. degree in chemistry from the University of California, Berkeley.

There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the Board’s discretion.

Environmental Matters

Our United States and European operations are subject to federal, state and local environmental laws and regulations. We have a number of programs underway to minimize our impact on the environment, and we believe that we are in substantial compliance with environmental laws and regulations.

Company Website and Available Information

We are subject to the informational requirements of the Securities and Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the SEC. Our website can be found at www.symyx.com and it contains information about Symyx, our products and services, and our operations. Copies of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge at our website as soon as reasonably practicable after they are filed with the SEC.  Any materials we file with the SEC may be read at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Anyone may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website also contains our Corporate Governance Guidelines, charter and membership of the Board’s Audit, Compensation and Nominating and Governance Committees, as well as our Code of Conduct and Ethics.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties we do not presently know or anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We depend on a small number of key customers for a large portion of our revenues.  If we lose any of our key customers or a key customer significantly reduces its business with us, our business, financial condition and results of operations would be adversely affected.

We have depended on a relatively small number of key customers, such as ExxonMobil and Dow, for a large portion of our revenues, and expect ExxonMobil, Dow and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results.   In particular, our revenue from ExxonMobil declined from $51.3 million in fiscal 2006 to $36.5 million in fiscal 2007, and is expected to be approximately $25 to $27 million in fiscal 2008 and approximately $16 to $19 million in fiscal 2009.  Our revenue from Dow increased from $29.3 million in fiscal 2006 to $35.3 million in fiscal 2007, but is expected to decline to approximately $25 to $27 million in fiscal 2008 and approximately $21 to $25 million in fiscal 2009.  The combined decrease in fiscal 2007 materially and adversely affected our operating results.  Further, if we are not able to replace the anticipated decreases in fiscal 2008-2009 with new revenue from ExxonMobil, Dow or other customers, our business, operating results and financial condition will be materially and adversely affected.

Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team.

We have acquired a number of businesses in the past, including, in the last four years, IntelliChem, Inc., Synthematix, Inc., Autodose SA, and MDL.  In the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities.  In the event of any future acquisitions or business expansions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts or assume liabilities. Our success depends upon our ability to successfully integrate the products, people, and systems we acquired in these transactions. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all.  In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. Specifically in 2007 we completed the acquisition of MDL Group Companies which increased the goodwill balance by $95 million and combined with the recent decrease in our market capitalization may result in future impairments of our goodwill. If we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenue, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. Further, if we do not successfully execute on our integration and operational initiatives, or if our integrated product lines do not achieve substantial market acceptance with our existing and new customers, our operating results and financial condition will be materially and adversely affected.

The length of our sales cycle for Symyx Tools and our Symyx Software products requires us to invest substantial resources in a potential sale before we know whether the sale will occur.  There is no guarantee that the sale will ever occur and if we are unsuccessful in our marketing and sales efforts, our financial condition and results of operations would be adversely affected.

We have a limited number of contracts for our Symyx Tools and pre-MDL Symyx Software product offerings.  Our sales efforts require us to educate our potential customers about the full benefits of our solutions, which often requires significant time and expense. Our sales cycle is typically from 6 to 18 months, and we incur significant expenses, and in many cases begin to build customer-specific Tools prior to obtaining contractual commitments, as part of this process without any assurance of resulting revenues.  Factors impacting sales and the length of our sales cycle include, but are not limited to, the following:

•	complexity and cost of our systems and difficulties we may encounter in meeting individual customer specifications and commitments;

•	our ability to build new systems and design software and workflows to meet our customers’ demands;

•	customers’ willingness to renew annual right to use software licenses or maintenance and support agreements;

•	limited number of customers that are willing to purchase our larger systems or enter into licensing agreements with us;

•	customers' budgetary constraints and internal acceptance review procedures;

•
customers' willingness to acknowledge the validity of our patent portfolio and their need to obtain a license to our intellectual property in order to undertake research using high-throughput combinatorial chemistry methods

•	increased competition; and

•	potential general or industry-specific downturns.

If we are unable to continue to build the infrastructure to support our sales, or if the sales or build cycles for our products and services lengthen, or if we begin customer-specific Tools development but do not ultimately obtain the customer commitments, our revenue may not grow as anticipated, and could decline, and our results from operations may be harmed.

We recently launched new service offerings in our Symyx Research business.  We can provide no assurances these new offerings will be successful.

In the third quarter of fiscal 2007, we established a range of new service offerings for our Symyx Research business.  These services are intended to leverage the expertise and experience of our technical staff and provide new revenue opportunities to replace the expected decline in research-related revenues from ExxonMobil in 2008.  We have not yet proven the marketability or commercial viability of these service offerings.  If we are unable to achieve significant sales from these new offerings, our revenue will be lower than what we anticipate and we may need to incur restructuring and personnel termination charges, as a result of which our financial condition and results of operations will be materially and adversely affected.

Failure to successfully commercialize our discoveries, either independently or in collaboration with our customers and licensees, would reduce our long-term revenue and profitability.

In order for us to commercialize development candidates ourselves, we need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell products. Currently, we do not have these capabilities and we may not be able to develop or otherwise obtain them.   Most of our commercialization efforts are currently being done through collaborations with our customers and licensees.  We typically receive royalties on sales of products by our partners only if their products containing materials developed by us or if the products are produced using our methods. Commercialization of discovered materials is a long, uncertain and expensive process and we cannot control our partners’ activities in this regard. The failure of our partners to commercialize development candidates resulting from our research efforts could reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.  If we are unable to successfully commercialize products resulting from our proprietary research efforts, our future revenue and operating results would decline.

Strategic investment projects such as royalty-bearing programs, spin-offs and joint ventures may affect our operating results and financial condition and distract our management team.

We are constantly assessing strategic investment projects with potential to deliver significant value creation opportunity for our shareholders. These projects include, but are not limited to, royalty-bearing programs, spin-offs and joint ventures. The process of investigating and implementing these projects is risky and may create unforeseen operating difficulties and expenditures. For example, these projects may involve significant additional operating expenses or investments, and may distract our management team. Failure of any such investment project, if pursued, would have a material adverse effect on our operating results and financial condition.

We expect our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. The fourth quarter historically has been our strongest quarter as our customers expend their remaining capital budgets for the year. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature. Accordingly, if our revenue declines or does not grow as anticipated due to the expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenue would significantly harm our operating results.

We may revise the guidance we give to our stockholders regarding our anticipated financial results.  If the revised guidance is not well received by our stockholders, market analysts or investors, our stock price may be adversely affected.

Due to the possibility of fluctuations in our revenue and expenses, it is difficult for our management to predict or estimate our quarterly or annual operating results and to give accurate guidance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors.  In addition, as in the case of the revised guidance for the balance of fiscal 2007 communicated in April 2007, we may update the financial guidance we communicate to our stockholders from time to time to address recent developments, though we undertake no obligation to do so. In these cases, our stock price will likely decline, and investors will experience a decrease in the value of their investment.

Our stock price has been and may continue to be volatile.

The market price of our common stock has been highly volatile since our initial public offering. For example, in 2007, the lowest bid price for our common stock was $6.90 and the highest bid price for our common stock was $21.87.  Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

•	failure to achieve operating results within the guidance our senior management provides, or downward revisions in guidance relative to previous forecasts;

•	changes in our growth rates;

•	quarterly variations in our or our competitors' results of operations;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in investors’ beliefs as to the appropriate valuation ratios for us and our competitors;

•	changes in investors’ acceptable levels of risk;

•	decisions by significant stockholders to acquire or divest their stock holdings, given the relatively low average daily trading volumes we have historically experienced;

•	changes in management;

•	the announcement of new products or services by us or our competitors;

•	speculation in the press or analyst community;

•	developments in our industry; and

•	general market conditions, political influences, and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We may not be able to maintain and grow a profitable business.

Our ability to maintain or increase our rate of profitability and grow our business is dependent on our ability to:

•	extend current research and development relationships and add new ones;

•	secure new Symyx Tools customers;

•	add additional licensees of our software, discovered materials, and intellectual property; and

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

Our ability to achieve our objectives and maintain or increase the profitability of our business will depend, in large part, on potential customers accepting our high-throughput screening technologies and methodologies as effective tools in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you we will achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. Failure to achieve the necessary customer acceptance, extend current research relationships and add new ones, secure new Symyx Tools customers, and add additional licensees of our software, discovered materials, and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

Our failure to raise capital when needed, or on terms favorable to us, to satisfy cash needs for working capital, capital expenditures, investment requirements and other liquidity requirements associated with our existing operations, will harm our business and operating results.

We believe our current cash, cash equivalents and available-for-sale securities, our bank credit facility, and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements and other liquidity requirements associated with our existing operations for at least the next twelve months.  Nonetheless, we may be required to raise additional funds through a public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may contain restrictive covenants which can restrict our business. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed, or on terms favorable to us, will harm our business and operating results.

Any inability of ours to keep pace with technological advances and evolving industry standards would harm our business.

The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. Due to increasing competition in our field, it is likely that the pace of innovation and technological change will increase. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions, industry standards or other customer requirements would harm our future revenue and our business and operating results.

We depend upon the research and development activities of companies in the chemical, energy, life science and consumer product industries, among others, and declines or reductions in the research and development activities of these industries could harm our business.

The market for our research services, Symyx Tools, and Symyx Software within the chemical, energy, electronics, life science and consumer product industries depends on our customers' ability and willingness to invest in research and development. If we cannot renew existing contracts or enter into new arrangements at the pace we expect, our business and operating results will be harmed.

In particular, many companies in the chemical and life science industries have, in the past several years, experienced declining profitability, and in many cases, losses. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. As a result, some chemical and life science companies have reduced their research and development activities and/or delayed investments in new technologies. In addition, many chemical products have become commodity products that compete primarily on the basis of price. If commoditization of chemical products and other pressures affecting the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our technologies can help chemical, energy, life science, consumer product, and other companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments; they will be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Symyx Tools, or choosing not to work with Symyx, any of which could reduce our revenue and harm our business and operating results.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced substantial growth since our inception. We have grown from 170 employees at the end of 1999 to approximately 600 employees as of December 31, 2007, and expanded our offices from one country in 1999 to 7 countries in 2007. Growth places strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

We conduct research programs for our own account and for a number of collaborative partners, and any conflicts between these programs would harm our business.

Our strategy includes conducting research programs for our own account as well as for collaborative partners. We believe our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through programs for our own account and through programs funded by a collaborator, or through programs funded by different collaborators. However, conflicts between a collaborator and us, or between or among collaborators, could potentially arise. In this event, we may become involved in a dispute with our collaborators regarding the material. Disputes of this nature could harm the relationship between us and our collaborators, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships and cause our revenue and operating results to decline.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and operating performance.

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. As we seek to expand our operations, the hiring of qualified scientific and technical personnel will be difficult, as the number of people with experience in high-throughput materials science is limited and we may face competition for qualified professionals, especially in the San Francisco Bay Area, where we are headquartered. Further, as we form new alliances with other collaborative partners or expand on our Symyx Software, Symyx Tools and Symyx Research relationships, we may need personnel with specific skill sets that may be difficult to locate or attract. Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain “key person” life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future.  We may not be able to meet our future hiring needs or retain existing personnel.  We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of who are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we may maintain a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in United States currency.

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

Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments and the effectiveness of internal control over financial reporting.  During the course of our testing we may identify deficiencies that we are required to remediate in order to comply with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, there are certain areas of accounting such as income tax that involve extremely complex rules that vary by country, where an inadvertent error, not misconduct, could be deemed a material weakness in our internal controls. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price.

If our products contain defects, it could expose us to litigation and harm our revenue.

The products we offer are complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors, and to perform warranty repairs for Symyx Tools. Any defects or errors could also cause injury to personnel and/or damage to our reputation and result in increased costs, loss of revenue, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. A global economic slowdown, or a particular slowdown in the life science and/or chemical industries, may materially adversely impact our business, operating results and financial condition.

We are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and intellectual property.

We have established operations in certain parts of Europe and Asia and intend to continue to expand our international presence in order to increase our export sales. Export sales to international customers and maintaining operations in foreign countries entail a number of risks, including, but not limited to:

•	obtaining and enforcing intellectual property rights under a variety of foreign laws;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology, and tariffs, quotas, and other trade barriers and restrictions;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	potentially adverse taxes;

•	currency exchange fluctuations;

•	greater difficulties in maintaining and enforcing United States accounting and public reporting standards;

•	greater difficulties in staffing and managing foreign operations; and

•	the burdens of complying with a variety of foreign laws.

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

Our business involves the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. We cannot completely eliminate the risk of accidental contamination or injury from the handling, disposal or storage of these materials. In the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials, we could be subject to civil damages due to personal injury or property damage caused by the release or exposure and the resulting liability could exceed our resources. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Accordingly, any violation of environmental laws or failure to properly handle, store, or dispose of hazardous materials could result in restrictions on our ability to operate our business and could require us to incur potentially significant costs for personal injuries, property damage and environmental cleanup and remediation.

Compliance with current and future environmental regulations may be costly, which could impact our future earnings.

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

Our primary facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to our facilities and equipment, could cause us to cease or curtail our operations.

Our main U.S. facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area, causing significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures, and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. We do not carry earthquake insurance on the property that we own and the insurance we do maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our business and operating results.

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

•	a provision that prohibits our stockholders from acting by written consent without a meeting;

•	a provision authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision that permits only the Board of Directors, the President or the Chairman to call special meetings of stockholders; and

•	a provision that requires advance notice of items of business to be brought before stockholders meetings.

These provisions can be amended only with the vote of the holders of 66 2/3% of our outstanding capital stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities currently consist of an aggregate of approximately 326,000 square feet of office, research and manufacturing space in several locations in California, New Jersey, Oregon and other states, as well as Japan, Switzerland, France, Germany, the United Kingdom and other countries. We own the 39,000 square-foot building at 3100 Central Expressway, Santa Clara, California and lease the remaining office spaces under lease agreements that expire from May 2008 to January 2016. We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SMMX.” The following table sets forth, for the period indicated, the low and high bid prices per share for our common stock as reported by the NASDAQ Global Select Market.

	HIGH	LOW

2006
First Quarter	$29.58	$24.00
Second Quarter	$30.40	$22.21
Third Quarter	$25.14	$20.96
Fourth Quarter	$25.20	$19.40

2007
First Quarter	$21.87	$16.01
Second Quarter	$18.21	$9.86
Third Quarter	$11.55	$8.09
Fourth Quarter	$10.42	$6.90

As of February 29, 2008, there were approximately 118 holders of record of our common stock.

We have paid no dividends on our common stock since our inception and we currently intend to retain all future earnings, if any, to use in our business. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return for each of the NASDAQ composite and the S & P Biotechnology index for the 60 months commencing ending December 31, 2007. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Symyx Technologies, Inc., The NASDAQ Composite Index
And The S&P Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/02
12/03
12/04
12/05
12/06
12/07
Symyx Technologies, Inc.
NASDAQ Composite
S&P Biotechnology

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

Symyx Technologies, Inc.	100.00	163.22	238.68	216.76	171.49	61.00
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
S&P Biotechnology	100.00	128.86	138.66	164.00	159.50	154.04

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical information has been derived from our audited financial statements. Expenses related to software consulting and software and hardware maintenance have been reclassified as costs of revenue. Amortization of acquired core/developed technologies has also been reclassified as costs of revenue. Statements of operations data for prior periods have been reclassified to conform to current presentation. Cost of service revenue in 2004 and 2003 was immaterial.

The financial information as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Item 8, "Financial Statements and Supplementary Data."

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Service	$59,034	$57,933	$56,980	$42,251	$38,689
Product	34,898	33,526	26,663	27,060	14,458
License fees, content and royalties	31,140	33,441	24,494	13,874	9,816
Total revenue	125,072	124,900	108,137	83,185	62,963
Costs of revenue:
Cost of service	8,995	6,519	3,826	--	--
Cost of products	14,281	11,811	11,090	7,857	2,937
Cost of license fees, content and royalties	1,773	--	--	--	--
Amortization of intangible assets	3,873	2,571	2,252	155	--
Total costs of revenue	28,922	20,901	17,168	8,012	2,937
Gross profit	96,150	103,999	90,969	75,173	60,026
Operating expenses:
Research and development	66,186	59,268	47,151	41,142	40,058
Sales, general and administrative	41,935	34,497	25,249	18,007	14,933
Acquired in-process research and development	2,500	1,392	1,590	2,260	--
Amortization of intangible assets arising from business combinations	2,253	1,699	1,263	76	--
Total operating expenses	112,874	96,856	75,253	61,485	54,991
Income (loss) from operations	(16,724)	7,143	15,716	13,688	5,035
Gain from sale of equity interest in Ilypsa, Inc.	40,826	--	--	--	--
Interest and other income, net	5,694	7,709	4,427	2,521	1,996
Income before income tax expense and equity loss	29,796	14,852	20,143	16,209	7,031
Income tax expense	(10,698)	(6,382)	(8,141)	(3,327)	(1,290)
Equity in loss from investment in Visyx Technologies Inc.	(314)	(186)	--	--	--
Net income	$18,784	$8,284	$12,002	$12,882	$5,741

Basic net income per share	$0.57	$0.25	$0.37	$0.40	$0.18
Shares used in computing basic net income per share	33,199	33,199	32,819	32,067	31,199

Diluted net income per share	$0.56	$0.24	$0.35	$0.38	$0.18
Shares used in computing diluted net income per share	33,557	34,214	34,564	33,872	32,470

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and available-for-sale securities	$45,472	$149,995	$168,625	$136,541	$138,698
Working capital	$36,078	$146,180	$162,237	$142,361	$131,154
Long-term investments	$13,500	$13,714	$--	$--	$--
Goodwill and intangible assets	$180,515	$31,657	$32,065	$24,397	$856
Total assets	$314,982	$260,006	$241,412	$207,002	$177,536
Total stockholders' equity	$252,241	$228,376	$218,529	$191,009	$159,438

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2007 are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

Since our inception, we have invested heavily in developing technology, laboratory systems and software to automate, accelerate and digitize traditional R&D and pursue high-throughput materials research.  Our scientific team has deep technical expertise that enables us to provide research services to our customers and to enter into longer-term, broad technical alliances for discovery and development of new materials.  We apply our expertise in high-throughput research technologies to offer a growing line of Symyx Tools to enable improved R&D execution in our customers’ laboratories. We also continue to expand Symyx Software, offering customers integrated R&D collaboration, execution and analysis applications.  In October 2007, we acquired MDL Information Systems, Inc., significantly augmenting our Symyx Software offerings with access to scientific content and industry-leading chemical informatics, logistics and decision-support applications.

We generate revenue and cash flows from operations from licensing Symyx Software, subscriptions to certain scientific content and accompanying services and support, from selling and supporting Symyx Tools, from providing research services, and from licenses and royalties from our discovered materials, and intellectual property.

Recent Developments

Our major recent developments and their impact on our business are highlighted below:

•
Completion of the MDL acquisition -- On October 1, 2007, we completed the acquisition of MDL Information Systems, Inc., a Delaware corporation, MDL Information Systems AG, a company organized under the laws of Switzerland, MDL Information Systems Japan K.K., a company organized under the laws of Japan, and MDL Information Systems (Sweden) AB, a company organized under the laws of Sweden (collectively the “MDL Group Companies” or “MDL”), along with certain assets of Elsevier Limited, a company organized under the laws of England and Wales, and MDL Information Systems (UK) Limited, a company organized under the laws of England and Wales. The purchase price was $123 million in cash, subject to certain working capital adjustments of approximately $5.0 million.

•
Sale of equity interest in Ilypsa, Inc. (“Ilypsa”) to Amgen, Inc. (“Amgen”) – In July 2007, Amgen acquired Ilypsa. At the time of this transaction, we held an approximately 10% of equity interest in Ilypsa, which we transferred to Amgen for $41.2 million in cash received in August 2007 and up to an additional $4.1 million cash to be received in July 2008, subject to claims against the holdback provided for in this transaction. In the fourth quarter of 2007, we paid approximately $15 million in income tax, primarily associated with this transaction.

•
Execution of restructuring plan – As part of the MDL acquisition, on October 2, 2007, we announced a restructuring plan to eliminate approximately 120 positions worldwide, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. The estimated total restructuring charges are $7.0 million, of which $4.8 million had been paid out as of December 31, 2007.

•
Entering into a supplemental agreement with The Dow Chemical Company (“Dow”) – On November 29, 2007, we entered into a supplemental agreement with Dow amending provisions of the (i) Collaborative Research and License Agreement effective as of January 1, 1999 by and between the Company and Dow, as amended to date; and (ii) the Alliance, Technology Transfer, Research and License Agreement effective as of January 1, 2005 by and among the Company, Symyx Discovery Tools, Inc. (currently Symyx Tools, Inc., a wholly-owned Symyx subsidiary), and Dow, as amended to date. Under the supplemental agreement, Dow has agreed to pay during the period 2008 through 2015 approximately $49 million in (i) purchases of additional Symyx Tools and/or research services, and (ii) minimum royalties (payable quarterly and creditable against actual royalties earned). Symyx agreed to reduce royalty rates to encourage Dow’s full use and broad commercialization of technology developed under these agreements. The new business relationship is consistent with our objectives to increase further the adoption of Symyx technology within Dow and to secure a more predictable revenue stream.

•
Entering into a Research and License Agreement with ExxonMobil - In January 2008, we entered into a Research and License Agreement (“RLA”) effective January 1, 2008 with ExxonMobil Research and Engineering Company (“EMRE”) and ExxonMobil Chemical Company (and together with EMRE, collectively, “ExxonMobil”). We previously entered into an Alliance, Technology Transfer and License Agreement effective April 1, 2003 (as amended, the “ATTLA”) with EMRE. The RLA supplements the ATTLA, establishing certain terms governing a continuing relationship between Symyx and ExxonMobil as certain aspects of the ATTLA conclude effective May 31, 2008.  Significant terms of the RLA include: (i) an agreement to extend two research projects we are currently performing for ExxonMobil beyond May 31, 2008 for periods of thirteen and three months, respectively, (ii) mechanisms and pricing for ExxonMobil to extend other existing ATTLA projects and to initiate new projects, (iii) Grant of certain Symyx software and intellectual property licenses to ExxonMobil, (iv) ExxonMobil’s commitment to the first year of maintenance support for such software and fixed pricing for an additional three years of support, (v) ExxonMobil’s grant of certain intellectual property licenses to us, (vi) the terms of our first year of software consulting services to ExxonMobil and pricing for additional services, and (vii) cost-based formulas for additional ExxonMobil purchases of our tools and extended warranties for both existing and new tools. Initial commitments in the RLA total approximately $13.1 million in revenue incremental to the revenue currently committed under ATTLA, of which we expect to recognize approximately $4.4 million in fiscal 2008, approximately $5.3 million in fiscal 2009, and substantially all of the balance in fiscal years 2010 and 2011. The RLA did not modify the royalty provisions of the ATTLA.

•
Changes to business unit structure and management team – During 2007, we reorganized our company along three distinct business areas: Symyx Software, Symyx Tools and Symyx Research.  In connection with these changes, we appointed new leaders for each of these units. In addition, our chief executive officer Steven Goldby was appointed Executive Chairman, our President Isy Goldwasser was appointed chief executive officer, and our executive vice president, general counsel and secretary Rex Jackson was appointed chief financial officer. We also appointed a senior vice president of sales and a principal accounting officer. We believe these structural and management changes were important to our future growth initiatives.

•
Release of Isentris 3.0 – In October 2007, we announced the release of Symyx Isentris v3.0 which offers significant enhancements over its predecessor, ISIS. Isentris provides opportunities to our customers to improve productivity through better data management, lowered cost of ownership, faster workflow processes and easier information access and reporting.

 In the year ended December 31, 2007, we generated total revenue of $125.1 million, with an operating loss of $16.7 million, net income of $18.8 million and diluted earnings per share of $0.56. Included in the 2007 operating and net income were purchase accounting adjustments and other special charges arising from acquisitions, including an approximately $2.5 million in-process research and development charge, $6.1 million of amortization of intangible assets, and other merger-related expenses. Net income also included the gain from the sale of our equity interest in Ilypsa of $40.8 million.

During 2007, we had a net cash outflow from operations largely due to the fact that the income tax payment associated with the Ilypsa transaction impacted cash from operations, while the proceeds from the sale were recorded in cash flows from investing activities. After receiving $41.2 million from the Ilypsa sale and paying $125.9 million net cash to acquire MDL, we ended the year with $45.5 million in cash, cash equivalents and available-for-sale securities.

Our total headcount increased from 347 employees at the end of 2005 to 380 employees at the end of 2006 and to 606 employees at the end of 2007, primarily as the result of acquisitions. We anticipate our headcount will not increase significantly in fiscal 2008.

We recognized stock-based compensation expenses of $5.7 million and $10.3 million during the years ended December 31, 2007 and 2006, respectively. The decrease in stock-based compensation expenses in 2007 was primarily due to the change in our compensation structure toward granting equity awards only to selected key employees and due to increase in forfeiture rate assumptions based on actual turnover rate. Stock-based compensation expenses recognized in our results of operations for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Costs of revenue	$294	$673
Research and development	2,627	4,006
Sales, general and administrative	2,796	5,617
Total	$5,717	$10,296

Prior to January 1, 2006, we elected to follow APB No. 25 and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in our financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date.

Business Acquisitions

Acquisition of MDL Group Companies

On October 1, 2007, we completed the MDL acquisition. We paid $123 million in cash and expect to receive a working capital adjustment of $5.0 million pursuant to the MDL Sale Agreement. Of the $123 million cash paid, the parties placed $10 million in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of pre-closing intercompany transactions between certain MDL group companies and the seller. The results of MDL’s operations have been included in the consolidated financial statements since that date.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the preliminary purchase price to the tangible assets, deferred compensation, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our software business. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

The total preliminary purchase price recorded for this acquisition was $121.8 million, consisting of approximately $118.1 million in cash (net of estimated working capital adjustments), and $3.7 million in transaction costs, consisting of legal and other professional service fees. The purchase price is preliminary because we have not yet determined the disposition of the amount in the above-referenced escrow.

The preliminary purchase price allocation is as follows (in thousands):
Amount
Fair value of net liabilities assumed	$(5,605)
Accrued restructuring costs	(6,823)
In-process research and development	2,500
Intangible assets	59,000
Deferred tax liabilities	(22,428)
Goodwill	95,150
Total	$121,794

  The fair values of MDL’s net liabilities as of the acquisition date were (in thousands):

Amount
Accounts receivable, net	$4,417
Prepaids and other assets	2,538
Plant, property and equipment	4,851
Accounts payable and other accrued liabilities	(2,046)
Accrued compensation	(4,961)
Deferred revenue	(10,404)
Fair value of MDL’s net liabilities	$(5,605)

The allocation of the consideration for the MDL acquisition to its individual assets and liabilities was based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to in-process research and development (“IPR&D”) projects and MDL’s tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, core technology, proprietary content and various license agreements.

The IPR&D project that MDL has been working on was the development of next generation MDL software. That software had not yet been proven to be technologically feasible but had been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of IPR&D was determined using a cost to recreate approach. This approach combines the costs incurred to date by the MDL development department, the product design department and development consultants.

In performing this preliminary purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of MDL’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty method and the “with” and “without” method under the income approach were utilized when appropriate. The rates utilized to discount the after-tax cash flows to their present values ranged from 8% to 13%. These discount rates were determined after consideration of our rate of return and the weighted average return on assets. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

Identifiable intangible assets purchased in the MDL acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 7.1 years and no significant residual value:

	Amount	Useful Life (in years)
Customer relationships	$33,600	8
Core technology	10,500	7
Proprietary content	7,800	6
Elsevier license agreement	3,100	3
Third party license agreements	1,300	3
Trade name	1,400	3
Bargain lease	1,300	8
Total	$59,000

No goodwill will be deductible for income tax purposes.

Acquisition of Autodose SA

On July 13, 2006, we completed the acquisition of 100% of the outstanding shares of privately-held Autodose SA (“Autodose”), a Geneva, Switzerland-based maker of precision powder-dispensing equipment. By acquiring Autodose, we now offer customers tools that combine Autodose’s powder-handling technology with our existing liquid-handling robotics technology. The acquisition was accounted for as a business combination. Autodose has since been renamed Symyx Technologies Europe SA and we include its results of operations in our consolidated financial statements since that date.

The purchase price for the Autodose acquisition was $7,103,000, consisting of approximately $6,856,000 in cash and $247,000 in transaction costs, primarily legal and other professional service fees.

Additional purchase price consideration of up to $6,267,000 may be payable upon the achievement of certain revenue targets in 2008 and 2009 by our Autodose product line. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any further consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess preliminary purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our Symyx Tools business. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 7 of the Notes to Consolidated Financial Statements for information regarding the allocation of the preliminary purchase price.

Acquisition of Synthematix, Inc.

On April 1, 2005, we completed the acquisition of 100% of the outstanding shares of privately-held Synthematix, Inc., based in Durham, North Carolina. Synthematix was a provider of organic synthesis reaction planning software systems for scientific knowledge management in chemistry research, with customers primarily in the pharmaceutical, biotechnology, and fine chemical industries. We have included the results of Synthematix’s operations in our consolidated financial statements since that date. On August 1, 2005, Synthematix was merged into one of our subsidiaries, Symyx IntelliChem, Inc., whose name was subsequently changed to Symyx Software, Inc.

The purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of Symyx common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the preliminary purchase price to the tangible assets, deferred compensation, liabilities, and intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our software business. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. See Note 7 of Notes to Consolidated Financial Statements for information regarding the purchase price allocation.

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

Source of Revenue and Revenue Recognition Policy

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21 or EITF 00-21, Multiple-Deliverable Revenue Arrangements, and other authoritative accounting literature. We generate revenue from services provided under research collaborations, the sale of products, license of software, content subscriptions, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for non-software product revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue among the units of accounting in accordance with EITF 00-21. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

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

Service Revenue

We recognize revenue from research agreements, software consulting agreements, and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

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

For those arrangements that require significant production, modification, or customization of the software, such services are considered essential to software functionality. Accordingly, revenue from the entire arrangement (i.e., software license, database subscriptions, post contract customer support (“PCS”) and professional services) is deferred until final delivery and acceptance of the product and the revenue is recognized ratably over the remaining initial PCS period or upon final delivery and acceptance when the initial PCS period has already ended.

For many customers, we have developed custom registration and other tools that are typically delivered on a time and materials basis. These custom development projects are generally not sold in connection with a new software license deal, but rather to customers that have been using our software products for an extended period of time. Revenue from these arrangements is usually recognized on a monthly basis as the services are delivered and invoiced.

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

Software License and Database Content Fees

For database content and software licensed on an annual right to use basis, revenue is recognized on a straight-line basis over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria have been met. By way of example, for the ELN software products and the software products that we acquired from MDL, we have not yet established the fair value of certain ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value for any remaining undelivered elements can be established.

Intellectual Property License Fees and Royalties

We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed or determinable.

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

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the years after January 1, 2006 includes: (a)  ESPP awards with offering periods commencing, and stock options granted or assumed, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units, restricted stock and stock options awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for further details.

Warranty Expense Accrual

A warranty expense accrual is established at the time of customer acceptance of a Symyx Tools system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx Tools system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. In 2007, 2006 and 2005, we recorded favorable adjustments of approximately $128,000, $200,000 and $416,000, respectively.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standard No. 2, Accounting for Research and Development Costs (“SFAS 2”), and Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to market. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed our software development costs when incurred.

Inventories

We carry our inventories at the lower of cost or market, cost generally being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Intangible Assets

We amortize intangible assets, with the exception of goodwill which is not subject to amortization, over their estimated economic lives. Determining the estimated economic life of intangible assets requires judgment on the part of management and can have a material effect on the result of operations. For example, if we determined that the estimated economic lives of these assets were one year less than those reported in Note 11 of the Notes to Consolidated Financial Statements, the 2006 amortization expense of intangibles would have been increased by $1.4 million. We conduct impairment reviews of intangible assets annually or when circumstances indicate the potential impairment of intangible assets. We also review the amortization periods for intangible assets when circumstances indicate there may be a change in economic lives of intangible assets.

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

RESULTS OF OPERATIONS

Revenue
	2007		2006		2005
	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)
Service	$59,034	2%	$57,933	2%	$56,980
Product	34,898	4%	33,526	26%	26,663
License fees, content and royalties	31,140	(7%)	33,441	37%	24,494
Total revenue	$125,072	* %	$124,900	16%	$108,137
*Less than 1%

Our total revenue in 2007 was $172,000 above revenue in 2006, as increases in software consulting and maintenance revenue and product revenue offset a decline in research service revenue and license fees and royalties. Our total revenue increased 16% from 2005 to 2006, primarily due to the expansion of revenue under our alliances with ExxonMobil and Dow, particularly as a result of the increased sale of Tools, as well as an increase in software license fees and royalties from new and existing customers.

Revenue is attributed to the following geographic locations based on the physical location of Symyx’ customers (as a percentage of total revenue in the respective periods):

	2007	2006	2005
United States	88%	89%	83%
North America (excluding United States)	* %	* %	* %
Asia	3%	3%	2%
Europe	9%	8%	15%
Total	100%	100%	100%
*Less than 1%

The following table lists our major customers for the years ended December 31, 2007, 2006 and 2005 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our total revenue will continue to be generated from a few key customers, though with the MDL acquisition we have distributed revenue across a larger base of customers.

	2007	2006	2005
ExxonMobil	29%	41%	39%
Dow	28%	23%	25%
Total	57%	64%	64%

We segregate revenue by the following businesses:

	2007		2006		2005
	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)
Symyx Research	$47,867	(8%)	$52,218	(3%)	$53,818
Symyx Tools	39,474	4%	37,847	23%	30,829
Symyx Software	31,893	25%	25,495	66%	15,315
Materials and IP Licensing	5,838	3%	5,650	7%	5,268
Symyx Sensors	--	(100%)	3,690	27%	2,907
Total	$125,072	* %	$124,900	16%	$108,137

The reconciliation of segment revenue above to the revenue disclosed in the consolidated income statements is provided in Note 6 “Segment Disclosure” of Notes to Consolidated Financial Statements.

Symyx Research Revenue

The Symyx Research group generates revenue primarily from the providing collaborative and direct research services to our customers.

The decrease in Symyx Research Revenue in 2007 was primarily due to the expiration of a number of collaborations.  In 2006, revenue from Symyx Research decreased due to the expiration of our collaboration with British Petroleum, partially offset by a new collaboration we started with 3D Systems.

ExxonMobil and Dow continued to be our biggest customers, together contributing $40.2 million revenue in 2007 to Symyx Research. In November 2007, we entered into a supplemental agreement with Dow, and in January 2008, we entered into a Research and License Agreement with ExxonMobil. Both agreements provided additional commitments and guidelines for future business relationships between Symyx and the respective customers. We believe ExxonMobil and Dow will continue to be the major contributors to our Symyx Research revenue in the near term, but expect Symyx Research revenue to decrease significantly in 2008 as our main alliance agreement with ExxonMobil expires mid-year.

Symyx Tools Revenue

Symyx Tools generates revenue primarily from the sale of Symyx Tools and associated services.

Symyx Tools revenue increased to $39.5 million in 2007 from $37.8 million in 2006 and $30.8 million in 2005. For the year ended December 31, 2007, Symyx Tools revenue included $34.9 million of product sales, $4.5 million of services and $29,000 of license revenue. For the year ended December 31, 2006, Symyx Tools revenue included $33.5 million of product sales, $4.3 million of service revenue, and $51,000 of license revenue. For the year ended December 31, 2005, Symyx Tools revenue included $26.7 million of product sales, $4.1 million of service revenue, and $70,000 of license revenue. The increase in Symyx Tools revenue was primarily due to increased shipments of Symyx Tools partially offset by lower average selling price. During the years ended December 31, 2007, 2006 and 2005, we shipped 41, 26 and 20 tools, respectively, including our CORE(x) modules and  benchtop products, to chemical, life science, academic institutions, and several other customers.

Included in 2007 shipments were 8 tools for ExxonMobil and Dow as contracted according to their respective alliance agreements. We also benefited from our strategy adopted in 2005 to provide modular systems to a broader customer base that we expect will contribute to Symyx Tools’ future results.

Symyx Software Revenue

Symyx Software generates revenue primarily from the licensing of software, including Isentris, Laboratory Execution and Analysis (“LEA”) and Electronic Laboratory Notebook (“ELN”) software, licensing of content, and providing associated support, maintenance and consulting services.

Symyx Software revenue increased from $15.3 million in 2005 to $25.5 million in 2006 and $31.9 million in 2007. The increase in Symyx Software revenue in 2007 was primarily due to the MDL acquisition and an increase in software consulting revenue, partially offset by lower software licensing revenue from certain large pharmaceutical companies. The increase in Symyx Software revenue in 2006 was due primarily to increased revenue from software licenses and services provided particularly to large life science companies where our ELN software has been adopted. We expect Symyx Software revenue will grow the fastest in 2008 as we expand our customer base through the MDL acquisition.

Materials Licensing and IP Revenue

The Materials and IP Licensing group generates revenue primarily from the licensing fees received from licensing our intellectual property and from royalties paid by third party licensees for sale of products containing our materials and intellectual property.

Materials and IP Licensing revenue has not changed materially in the past three years. We currently have seven materials commercialized by Celanese, Dow, JSR Corporation and Agfa-Gevaert N.V. We have additional materials eligible for customer commercialization, but cannot reliably predict if or when these materials will be commercialized, or the revenue impact to us in the event of commercial successes.

Symyx Sensors Revenue

The Symyx Sensors group, prior to its spin-out into Visyx Technologies Inc., provided development services and licenses for specific applications of our sensor technology.  Symyx Sensors revenue in 2005 consisted primarily of payments received from Hella KG. Symyx Sensors revenue increased significantly in 2006 over 2005 due primarily to payments received from Univation for sensor development services, partially offset by a decrease in payments received from Hella KG.

Costs of Revenue

With the MDL acquisition, we have significantly increased our software consulting and maintenance revenue and the costs associated with these revenue streams. Starting 2007 we reclassified certain operating expenses related to software consulting and software and hardware maintenance as cost of service revenue. We also reclassified certain operating expenses to costs of revenue related to amortization expenses of intangible assets arising from business combinations that were related to software licensed or product sold. Costs associated with providing collaborative research services are included with research and development expenses.

Cost of products sold in 2007 was $14.3 million or 41% of product sales revenue, compared to $11.8 million, or 35% of product sales revenue in 2006, and $11.1 million, or 42% of product sales revenue in 2005. The increase in the total cost of products sold in 2007 and 2006 was due to the change in product mix and the increase of products sold. Cost of products sold as a percentage of product sales revenue in 2006 was lower compared to other years due to the change in the product mix shipped in the respective years, and the development costs related to prototypes sold being expensed in prior periods as development costs, as discussed below.

The majority of Symyx Tools are built to order or to particular specifications. We generally charge the development costs incurred prior to the commercial production of these systems to research and development expenses, resulting in a lower cost of products sold and a higher margin for these systems. Therefore, the cost of products sold as a percentage of product sales may fluctuate significantly from period to period due to variability of product mix.

The cost of products sold may also be affected by adjustments to the warranty expense accrual for pre-existing sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period when such a determination is made.

Operating Expenses

	2007			2006			2005
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$66,186	53%	12%	$59,268	47%	26%	$47,151	44%
Sales, general and administrative	41,935	33%	22%	34,497	28%	37%	25,249	23%
Acquired in-process research and development	2,500	2%	80%	1,392	1%	(12%)	1,590	1%
Amortization of intangible assets arising from business combinations	2,253	2%	33%	1,699	1%	35%	1,263	1%
Total operating expenses	$112,874	90%	17%	$96,856	77%	29%	$75,253	69%

*      Less than 1%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2007, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts

Dow	12/31/2009	Polyolefin catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

We do not track our fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts were allocated as follows:

	2007	2006	2005
Projects funded by collaboration partners	55%	61%	70%
Projects funded internally:
Software development	31%	29%	23%
Research	7%	8%	6%
Tools development	7%	2%	1%
Total	100%	100%	100%

We expect the percentage of our R&D efforts funded by collaborative partners to continue to decline in 2008 as our main collaborative agreement with ExxonMobil expires mid-year. We also expect our investments in software and tools development and internal research to increase on a percentage basis in the near-term as MDL’s expenses are reflected for the full year in fiscal 2008 and we continue to invest in new tools solutions and new internal research projects.

The increase of R&D expenses in 2007 resulted primarily from approximately $4.5 million in additional salary-related expenses and consulting fees for MDL Group Companies. The increase of R&D expenses in 2006 was driven primarily by the increases in salary-related expenses due to the hiring of additional scientific and technical staff to work on R&D projects for ExxonMobil and Dow and increased headcount to develop our software platform.

R&D expenses as a percentage of total revenue increased in 2007 compared to 2006 primarily due to the increase in personnel-related expense without a compensating revenue increase. This increase in R&D expenses as a percentage of total revenue was partially attributable to the requirement to write down the MDL deferred revenue at acquisition to the fair value of costs to perform the obligation. R&D expenses as a percentage of total revenue increased in 2006 compared to 2005 primarily due to the recognition of stock-based compensation expense. As we strive to grow our Symyx Software, Symyx Tools and Symyx Research businesses, we expect to continue to devote substantial resources to R&D, and thus that our R&D expenses will continue to increase in absolute dollars.

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for sales, business development, legal, general management, finance and human resources, including stock-based compensation expenses totaling $2.8 million and $5.6 million, respectively, in 2007 and 2006, as well as payments of commissions to our sales agents and professional expenses, such as legal and accounting. The increase in SG&A expenses in 2007 was due to the MDL acquisition and to the increased personnel costs associated with our expanded sales and marketing organizations and the reorganization of our management team. The increase in sales, general and administrative expenses in 2006 compared to 2005 was primarily due to the recognition of stock-based compensation and an increase in personnel costs. We have increased our SG&A expenses generally to invest in sales and marketing initiatives necessary to achieve growth across our businesses and to address the financial, legal, compliance and other complexities of operating multiple business lines. However, we believe our infrastructure can now support near to mid-term growth opportunities without comparable further increases in these expenses.

SG&A expenses represented 33%, 28% and 23% of total revenue for years ended December 31, 2007, 2006 and 2005, respectively. The increase in SG&A expenses as a percentage of total revenue from 2006 to 2007 was primarily due to the fact that we could not recognize certain acquisition-related MDL deferred revenue under U.S. generally accepted accounting principles to compensate for the increase in personnel costs. The increase in SG&A expenses as a percentage of total revenue from 2005 to 2006 was primarily due to the recognition of stock-based compensation expense in 2006. Going forward, we expect SG&A expenses as a percentage of total revenue will decrease as we believe our revenue will grow faster than SG&A expenses.

Acquired In-Process Research and Development

In October 2007, we acquired MDL in a transaction accounted for as a business combination using the purchase method. The preliminary purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $2.5 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach. At the date of the MDL acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed at the acquisition date in 2007.

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

Amortization of Intangible Assets Arising from Business Acquisitions

In connection with acquisitions, we recorded an aggregate of $78.8 million of intangible assets (See Note 11 of the Notes to Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets.  For the years ended December 31, 2007, 2006 and 2005, we recorded $6.1 million, $4.3 million and $3.5 million, respectively, of amortization of intangible assets expense related to these acquisitions. The total amortization of intangible assets in each of these years was recorded partially as costs of revenue and partially as operating expenses depending on the nature of these intangible assets. Because we only included $2.3 million of amortization of intangible assets from the MDL acquisition in the fourth quarter of 2007, we expect 2008 amortization of intangible assets from business acquisitions will increase to approximately $13 million.

Interest and Other Income, Net

Interest and other income, net, for the years ended December 31, 2007, 2006 and 2005 consisted primarily of interest income of approximately $5.7 million, $7.7 million and $4.3 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and available-for-sale securities. Interest income decreased in 2007 from 2006 due to the impact of decreasing average interest rates and a decrease in our average investment balance after the MDL acquisition. Interest income increased in 2006 and 2005 due to the impact of rising average interest rates and a higher average investment balance in 2006. Interest and other income in 2006 included a settlement received in relation to a legal proceeding.

Gain from Sale of Equity Interest in Ilypsa

We recorded a $40.8 million gain from the sale of our equity interest in Ilypsa in 2007. We expect to receive up to another $4.1 million in cash in the third quarter of fiscal 2008, subject to claims against the holdback provided for in this transaction. We expect to record the additional cash payment, net of any related costs, as other income when we receive the payment.

Provision for Income Taxes

We recorded an income tax expense of $10.7 million in 2007, $6.4 million in 2006 and $8.1 million in 2005. Our effective income tax rate was 36.3% for 2007, 43.5% for 2006 and 40.4% for 2005. The effective income tax rate was lower than our statutory combined federal and state rate of 40% in 2007 due to income tax benefits from research and development credits and tax-exempt interest income. The effective income tax rate for 2006 is higher than our statutory rate principally due to the non-deductibility of both the in-process research and development charge from the Autodose acquisition and certain stock-based compensation expenses.

As of December 31, 2007, we had net deferred tax liabilities of approximately $9.3 million. In the MDL acquisition, we recorded approximately $22.4 million of deferred tax liabilities associated with intangible assets and deferred revenue revaluation, which was partially offset by our deferred tax assets primarily related to state research and development credits, the temporary difference between book and tax depreciation expenses and stock-based compensation. As of December 31, 2007, we had federal net operating loss carryforwards of approximately $107,000 and foreign net operating loss carryforwards of approximately $407,000. The net operating losses from the acquisitions of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized. The net operating losses from our operation in Switzerland will expire in 2014, if not utilized.

As of December 31, 2007, we had California research and development tax credits of approximately $1.0 million. The state research and development credits have no expiration date.

On January 1, 2007, we adopted Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. As a result, we recognized a $1.0 million increase in liability for unrecognized tax benefits. As of December 31, 2007, our total unrecognized tax benefits were $5.0 million, of which $3.5 million of tax benefits, if recognized, would affect the effective income tax rate and the balance of $1.5 million, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes. We do not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. In July 2007, we provided Visyx a $100,000 loan in exchange for a convertible promissory note on the same terms and conditions as the other principal investor. During the years ended December 31, 2007 and 2006, we reported $314,000 and $186,000 of equity losses, respectively, including the write-off of the $100,000 loan (which was subsequently converted to shares of preferred stock), based on our share of the loss reported by Visyx, in accordance with the equity method of accounting. In November 2007, Visyx sold all its assets to MeasurementSpecialities, Inc. As of December 31, 2007, we carried this investment at $0 value. We do not expect to incur significant additional loans to or costs related to our interest in Visyx. We will share in future distributions, if any, subject to certain preferred stock liquidation preferences.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS 157. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. Prior to adoption, we recognized these non-refundable advance payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. We are currently assessing SFAS No. 141R and have not yet determined the impact that the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had negative cash flow from operating activities and positive cash flows from investing and financing activities for the year ended December 31, 2007. We ended fiscal year 2007 with cash, cash equivalents and available-for-sale securities of approximately $45.5 million. This compared to cash, cash equivalents and available-for-sale securities of approximately $150.0 million at December 31, 2006. During 2007, we used a net of $125.9 million to acquire MDL, $20.9 million for income taxes and approximately $4.6 million for restructuring charges, while receiving $41.2 million from the sale of our equity interest in Ilypsa.

Our operating activities used $14.7 million of cash in 2007 and provided $29.9 million and $42.6 million of cash in 2006 and 2005, respectively. The sources of cash for the three years were primarily the receipt of funding from research partners, payments from product sales and licensing fees. In 2007 we paid approximately $20.9 million in income taxes, of which the majority was related to the gain from the Ilypsa transaction. Because this tax payment was recorded against operating cash flow while the original sales proceeds were recorded as investing cash flow, our cash flow from operating activities was negative for 2007. We currently expect that our operating cash flow for 2008 will be approximately neutral, and that our operating cash flow will fluctuate significantly on a quarterly basis, reflecting the seasonality of our businesses. Depending on the timing of tools deliveries and customer payments, we may experience negative cash flows from operating activities in certain periods. As a result of adopting SFAS 123R, $163,000 and $2.7 million of excess tax benefits for the years ended December 31, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Net cash from investing activities was $15.4 million in 2007. Net cash used in investing activities was $53.0 million and $2.7 million, respectively, in 2006 and 2005. Included in the cash used in investing activities were net cash payments for MDL acquisition of $125.9 million. Included in the 2006 cash used in investing activities were $13.9 million for long-term investments in Intermolecular and Visyx and a net of $4.2 million for the acquisition of Autodose. Included in the 2005 cash used in investing activities was the $12.8 million net cash paid for the acquisition of Synthematix. During 2006 and 2005, the majority of proceeds from the maturities of available-for-sale securities was re-invested in available-for-sale securities. The other fluctuations from period to period were due primarily to the timing of purchases, sales, and maturity of our available-for-sale securities. Cash used in purchases of property, plant and equipment was $7.7 million, $19.6 million and $6.5 million, respectively, in 2007, 2006 and 2005. The increase of cash used in purchases of property, plant and equipment in 2006 was primarily associated with the build-out of an additional leased facility. We believe that we have built out sufficient facilities spaces for our current business needs, but believe we may incur additional one-time charges in facilities consolidation and reconfiguration in the near-term to address the ongoing evolution of our businesses.

Financing activities provided $745,000 and $11.3 million of cash in 2007 and 2005, respectively, and used $11.4 million of cash in 2006. The cash inflows were primarily the proceeds from the exercise of stock options and sale of stock under the Employee Share Purchase Plan in each of the three years and for 2006, excess tax benefits from stock-based compensation. Cash outflows from financing activities in 2007 included approximately $2.0 million payment of employee withholding tax in lieu of issuing common stock upon the vest of restricted stock units. Cash outflows in 2006 consisted of $30.0 million of cash used to repurchase our common stock.

Our accounts receivable balance at December 31, 2007 increased significantly compared to December 31, 2006 due to the acquisition of MDL. Current liabilities increased by approximately $19.6 million at December 31, 2007 as compared to December 31, 2006 due to the expansion of our operations in 2007, especially after the MDL acquisition.

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

Principal Commitments

Our principal commitments consist of our obligations under operating leases, our commitments to purchase inventory and fixed assets, and our commitments and services for royalty payments. As of December 31, 2007 and 2006, our principal commitments were $37.6 million and $16.6 million, respectively. The increase in our principal commitments was due partially to lease commitments associated with the MDL acquisition and partially associated with the January 2007 lease extension for one of our facilities in Sunnyvale, California, until November 2015. We expect to satisfy these obligations as they become due over the next eight years.

Future principal commitments as of December 31, 2007 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$32,423	$5,202	$8,031	$7,822	$11,368
Purchase Commitments	2,074	1,929	145	--	--
Royalty Commitments	2,501	2,419	59	23	--
Collaboration Commitments	643	643	--	--	--
Total	$37,641	$10,193	$8,235	$7,845	$11,368

Other Commitments

As of December 31, 2007, we carried a $4.0 million accrued liability associated with uncertainties in income taxes. We are unable to make reasonably reliable estimates of the periods of any cash settlement with the respective tax authorities but have recorded the liability as a current liability on our Condensed Consolidated Balance Sheet.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe third-party intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2007, we were not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in the Note 7 of Notes to Consolidated Financial Statements, additional purchase price consideration of up to $6,267,000 may be payable upon the achievement of certain 2008 and 2009 revenue targets by our Autodose product line. We will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2007.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2007. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and available-for-sale investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2007 our investment portfolio was comprised of approximately $22.5 million in money market funds and $8.4 million in U.S. corporate debt instruments. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2007 levels, the impact on the fair value of our portfolio would be insignificant. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:
Principal Amount by Expected Maturity (in thousands)
Average Interest Rate
	Mature in 2008	Fair Value As of December 31, 2007
Available-for-sale securities	$8,341	$8,395
Average interest rate	5.43%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Symyx Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 10  to the consolidated financial statements, Symyx Technologies, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006 and changed its method of accounting for uncertain income tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symyx Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

  /s/ ERNST & YOUNG LLP

San Jose, California
March 17, 2008

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37,077	$36,120
Available-for-sale securities	8,395	113,875
Accounts receivable, net	23,047	16,602
Inventories	4,077	2,680
Deferred tax assets, current	2,984	5,565
Receivable from the seller of an acquired business	4,954	--
Interest receivable and other current assets	5,994	2,177
Total current assets	86,528	177,019

Property, plant and equipment, net	32,969	31,222
Goodwill	114,110	18,046
Intangible assets, net	66,405	13,611
Long-term investments	13,500	13,714
Deferred tax and other assets	1,470	6,394
Total assets	$314,982	$260,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,124	$3,252
Other accrued liabilities	9,735	6,301
Accrued compensation and employee benefits	11,364	6,307
Accrued royalty	3,692	--
Income taxes payable	2,756	7,418
Accrued restructuring costs	2,275	--
Deferred payment to stockholders of acquired business	--	1,024
Deferred rent	871	732
Deferred revenue	15,905	4,853
Warranty expense accrual	1,728	952
Total current liabilities	50,450	30,839

Noncurrent deferred tax liabilities	12,291	791

Commitments and contingencies (Note 3)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 60,000,000 shares authorized and 33,589,426 and 32,975,216 shares issued and outstanding at December 31, 2007 and 2006, respectively	34	33
Additional paid-in capital	203,237	197,823
Accumulated other comprehensive gain (loss)	601	(4)
Retained earnings	48,369	30,524
Total stockholders' equity	252,241	228,376
Total liabilities and stockholders’ equity	$314,982	$260,006

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	2007	2006	2005

Revenue:
Service	$59,034	$57,933	$56,980
Product	34,898	33,526	26,663
License fees, content and royalties	31,140	33,441	24,494
Total revenue	125,072	124,900	108,137

Costs:
Cost of service	8,995	6,519	3,826
Cost of products	14,281	11,811	11,090
Cost of license fees, content and royalties	1,773	--	--
Amortization of intangible assets	3,873	2,571	2,252
Total costs	28,922	20,901	17,168
Gross profit	96,150	103,999	90,969

Operating expenses:
Research and development	66,186	59,268	47,151
Sales, general and administrative	41,935	34,497	25,249
Acquired in-process research and development	2,500	1,392	1,590
Amortization of intangible assets arising from business combinations	2,253	1,699	1,263
Total operating expenses	112,874	96,856	75,253

Income (loss) from operations	(16,724)	7,143	15,716
Gain from sale of equity interest in Ilypsa, Inc.	40,826	--	--
Interest and other income, net	5,694	7,709	4,427
Income before income tax expense and equity loss	29,796	14,852	20,143
Income tax expense	(10,698)	(6,382)	(8,141)
Equity in loss from investment in Visyx Technologies Inc.	(314)	(186)	--
Net income	$18,784	$8,284	$12,002

Basic net income per share	$0.57	$0.25	$0.37

Diluted net income per share	$0.56	$0.24	$0.35

Shares used in computing basic net income per share	33,199	33,199	32,819

Shares used in computing diluted net income per share	33,557	34,214	34,564

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2005	--	$--	32,485	$32	$181,846	$(618)	$(489)	$10,238	$191,009

Issuance of common stock on exercise of options	--	--	632	1	9,728	--	--	--	9,729
Issuance of common stock under employee share purchase plan	--	--	77	--	1,566	--	--	--	1,566
Issuance of options in connection with acquisition	--	--	--	--	571	(216)	--	--	355
Amortization of deferred stock compensation, net of reversals	--	--	--	--	--	343	--	--	343
Reversal of deferred stock compensation related to terminated employees	--	--	--	--	(230)	230	--	--	--
Tax benefit from employee stock option plans	--	--	--	--	3,334	--	--	--	3,334
Comprehensive income:
Net income	--	--	--	--	--	--	--	12,002	12,002
Unrealized (loss) on foreign currency translation	--	--	--	--	--	--	(29)	--	(29)
Unrealized gain on available-for-sale securities	--	--	--	--	--	--	220	--	220
Comprehensive income									12,193
Balance at December 31, 2005	--	--	33,194	33	196,815	(261)	(298)	22,240	218,529

Issuance of common stock on exercise of options	--	--	940	1	14,030	--	--	--	14,031
Issuance of common stock under employee share purchase plan	--	--	90	--	1,877	--	--	--	1,877
Repurchase of common stock	--	--	(1,249)	(1)	(29,999)	--	--	--	(30,000)
Stock-based compensation	--	--	--	--	10,055	261	--	--	10,316
Tax benefit from employee stock option plans	--	--	--	--	5,045	--	--	--	5,045
Comprehensive income:
Net income	--	--	--	--	--	--	--	8,284	8,284
Unrealized gain on foreign currency translation	--	--	--	--	--	--	13	--	13
Unrealized gain on available-for-sale securities, net of income taxes of $16	--	--	--	--	--	--	281	--	281
Comprehensive income									8,578
Balance at December 31, 2006	--	--	32,975	33	197,823	--	(4)	30,524	228,376

Issuance of common stock on exercise of options	--	--	96	--	629	--	--	--	629
Issuance of common stock under employee share purchase plan	--	--	219	1	1,908	--	--	--	1,909
Issuance of common stock for vested restricted stock units, net	--	--	208	--	(1,956)	--	--	--	(1,956)
Issuance of restricted common stock	--	--	91	--	--	--	--	--	--
Stock-based compensation	--	--	--	--	5,702	--	--	--	5,702
Tax benefit (deficiency) from employee stock option plans	--	--	--	--	(812)	--	--	--	(812)
Cumulative effect of adopting FIN 48	--	--	--	--	(57)	--	--	(939)	(996)
Comprehensive income:
Net income	--	--	--	--	--	--	--	18,784	18,784
Unrealized gain on foreign currency translation	--	--	--	--	--	--	628	--	628
Unrealized loss on available-for-sale securities	--	--	--	--	--	--	(23)	--	(23)
Comprehensive income									19,389
Balance at December 31, 2007	--	$--	33,589	$34	$203,237	$--	$601	$48,369	$252,241

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2007	2006	2005
Operating activities
Net income	$18,784	$8,284	$12,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,603	10,135	10,508
Amortization of intangible assets arising from business combinations	6,126	4,270	3,515
Acquired in-process research and development	2,500	1,392	1,590
Stock-based compensation	5,702	10,296	343
Equity in loss from investment in Visyx Technologies Inc.	314	186	--
Gain from sale of equity interest in Ilypsa, Inc.	(40,826)	--	--
Gain on sale of property, plant and equipment	--	(7)	(11)
Deferred income taxes	(3,534)	(5,694)	55
Excess tax benefits from stock-based compensation	(163)	(2,667)	--
Tax benefit (deficiency) from employee stock transactions	(812)	5,045	3,334
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(2,028)	(6,417)	1,645
Inventories	(1,397)	(831)	1,738
Interest receivable and other current assets	(2,043)	908	1,390
Other long-term assets	607	(1,176)	257
Accounts payable	(1,791)	979	874
Other accrued liabilities	1,076	965	866
Accrued compensation and employee benefits	97	13	2,031
Accrued royalties	3,692	--	--
Income taxes payable	(5,658)	3,430	1,810
Accrued restructuring charges	(4,548)	--	--
Deferred rent	139	(27)	12
Deferred revenue	648	570	618
Warranty expense accrual	776	266	(8)
Net cash provided by (used in) operating activities	(14,736)	29,920	42,569

Investing activities
Purchase of property, plant and equipment, net	(7,712)	(19,649)	(6,527)
Purchase of available-for-sale securities	(101,932)	(144,018)	(119,840)
Proceeds from maturities of available-for-sale securities	202,900	128,832	136,440
Proceeds from sales of available-for-sale securities	7,986	--	--
Proceeds from sale of equity interest in Ilypsa, Inc.	41,238	--	--
Long-term investments	(100)	(13,900)	--
Acquisition of businesses, net of cash acquired	(125,910)	(4,216)	(12,760)
Release of payment to shareholders of an acquired business	(1,024)	--	--
Net cash provided by (used in) investing activities	15,446	(52,951)	(2,687)

Financing activities
Proceeds from issuance of common stock	2,538	15,908	11,295
Repurchase of common stock	--	(30,000)	--
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(1,956)	--	--
Excess tax benefits from stock-based compensation	163	2,667	--
Net cash provided by (used in) financing activities	745	(11,425)	11,295

Effect of foreign exchange rate changes on cash and cash equivalents	(498)	(31)	(29)
Net increase (decrease) in cash and cash equivalents	957	(34,487)	51,148
Cash and cash equivalents at beginning of yea	36,120	70,607	19,459
Cash and cash equivalents at end of yea	$37,077	$36,120	$70,607

Supplemental disclosure of cash flow information
Income taxes paid, net	$20,940	$3,562	$2,087

Supplemental disclosure of non-cash investing and financing activities
Net working capital adjustments receivable from the seller of an acquired business	$(4,954)	$--	$--
Payable related to transaction costs for a business acquisition	$562	$--	$--
Employee stock options assumed in connection with acquisitions	$--	$--	$571
Payable to stockholders of an acquired business	$--	$1,024	$--

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (the “Company” or “Symyx”) is a scientific research and development (“R&D”) integration partner to leading companies in the life science, chemicals, energy, consumer products and electronics industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation, licenses software for use in customers’ own laboratories, and licenses discovered materials and intellectual property.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, “Symyx”). Symyx accounts for equity investments in companies over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and the Company records its proportionate share of income or losses as other income (loss) in the consolidated income statements. The Company has eliminated all significant intercompany accounts and transactions.

On October 1, 2007, the Company acquired MDL Information Systems, Inc., a Delaware corporation, MDL Information Systems AG, a company organized under the laws of Switzerland, MDL Information Systems Japan K.K., a company organized under the laws of Japan, and MDL Information Systems (Sweden) AB, a company organized under the laws of Sweden (collectively the “MDL Group Companies” or “MDL”), along with certain assets of Elsevier Limited, a company organized under the laws of England and Wales, and MDL Information Systems (UK) Limited, a company organized under the laws of England and Wales. This acquisition was accounted for as a business combination using the purchase method. The results of operations of MDL have been included in the Company’s consolidated financial statements since the acquisition date. All significant intercompany balances and transactions have been eliminated on consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Expenses related to software consulting and software and hardware maintenance have been reclassified as costs of revenue from operating expenses. Amortization of acquired core/developed technologies has also been reclassified as costs of revenue from operating expenses.

Use of Estimates

Preparing financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rate for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including management’s judgment on determining whether certain circumstances would be indicators of goodwill impairment; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. For example, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if system failures or the cost to repair a system is greater than what the Company has used in estimating the warranty expense accrual.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value.

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

Cash, cash equivalents and available-for-sale securities as of December 31, 2007 were as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Cash and cash equivalents	$37,077	$--	$--	$37,077
U.S. corporate debt securities	8,394	1	--	8,395
Total	$45,471	$1	$--	$45,472

Cash, cash equivalents and available-for-sale securities as of December 31, 2006 were as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Cash and cash equivalents	$36,115	$5	$--	$36,120
U.S. municipal debt securities (1)	33,905	--	--	33,905
U.S. corporate debt securities	79,937	33	--	79,970
Total	$149,957	$38	$--	$149,995

(1)
The Company’s investments in U.S. municipal debt securities were all Variable Rate Demand Notes. These securities did not have a specific maturity date. However, they could be redeemed at any time, provided that the issuer was provided notice one week in advance of such redemption. The Company held these securities as available-for-sale and accordingly recorded these securities as current assets.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Above amounts are included in the following line items on the Consolidated Balance Sheets (in thousands):

	December 31,
	2007	2006

Cash and cash equivalents	$37,077	$36,120
Available-for-sale securities	8,395	113,875
Total	$45,472	$149,995

The Company had no realized gains or losses for the years ended December 31, 2006 and 2005. Realized losses on the sale of available-for-sale securities for the year ended December 31, 2007 were immaterial. Unrealized gains and losses for the years ended December 31, 2007, 2006 and 2005 are included in this Note 1 of Notes to the Consolidated Financial Statements under “Comprehensive Income (Loss).”

The fair value of the Company’s investment in debt securities, by contractual maturity, are all due within one year. There were no unrealized losses as of December 31, 2007 and 2006.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its August 2006 investment in Intermolecular, Inc. using the cost method of accounting while it accounts for its November 2006 investment in Visyx Technologies Inc. (“Visyx”) using the equity method of accounting. At December 31, 2007, the carrying value of Intermolecular was $13,500,000. The Company determines that it is not practical to estimate the fair value of the investments and believes that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At December 31, 2007, the carrying value of Visyx was $0.

The Company did not receive any dividends from Visyx in the years ended December 31, 2007 and 2006.

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

	December 31,
	2007	2006

Machinery and equipment	$37,882	$31,226
Computers and software	7,528	5,812
Land and building	3,551	3,551
Leasehold improvements	36,859	34,626
Construction in progress	696	2,385
Furniture and fixtures	3,036	2,002
Property, plant and equipment, gross	89,552	79,602
Less accumulated depreciation and amortization	(56,583)	(48,380)
Property, plant and equipment, net	$32,969	$31,222

At December 31, 2007, all property, plant and equipment were pledged as collateral under its bank credit facility as detailed in Note 5 of the Notes to Consolidated Financial Statements. However, the Company had no borrowings as of December 31, 2007 under this bank credit facility. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $10,818,000, $10,217,000 and $7,532,000 in 2007, 2006, and 2005, respectively.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

The Company’s goodwill at December 31, 2007 and 2006 is reported under two reporting units as follows (in thousands):

	December 31, 2007	December 31, 2006
Symyx Software	$113,699	$17,672
Symyx Tools	411	374
Total	$114,110	$18,046

Goodwill increased in 2007 due principally to the MDL acquisition as discussed in Note 7 of the Notes to Consolidated Financial Statements. Goodwill is tested for impairment using a fair-value-based approach on at least an annual basis, or more frequently if indicators of potential impairment exist. Based on the results of its annual impairment tests conducted during 2007 and 2006, the Company determined that no impairment of goodwill existed. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill at least on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Intangible Assets

Intangible assets, with the exception of goodwill which is not subject to amortization, are amortized using the straight-line method over their estimated period of benefit, ranging from one to eight years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Emerging Issues Task Force consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”), and other authoritative accounting literature. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance and other services, and the license of intellectual property. It is possible for the Company’s customers to work with it in multiple areas of its business and contracts may include multiple elements such as service revenue, product revenue, license revenue, and royalty revenue. In determining the basis for non-software product revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized ratably over the warranty service period. For those non-software product sales contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue among the units of accounting in accordance with EITF 00-21. In a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with SOP 97-2.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Service Revenue

The Company recognizes service revenue from research service agreements, software consulting, and support and maintenance agreements based upon the performance requirements of the agreements. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods. Research agreements specify minimum levels of research effort required to be performed by the Company. Payments received under research agreements are not refundable if the research effort is not successful. Direct costs associated with research services are included in research and development expense. Software consulting agreements specify the number of days of consulting services to be provided by the Company. Support and maintenance agreements specify the term of the product maintenance and the nature of the services to be provided by the Company during the term.

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

Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. The Company’s software maintenance may provide for technical support, bug fixes, and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the services contract. Revenue related to this post-contract customer support is deferred and recognized ratably over the term of the contracted support.

For those arrangements that require significant production, modification, or customization of the software, such services are considered essential to software functionality, accordingly revenue from the entire arrangement (i.e., software license, database subscriptions, post contract customer support (PCS) and professional services) is deferred until final delivery and acceptance of the product and the revenue is recognized ratably over the remaining initial PCS period or upon final delivery and acceptance when the initial PCS period has already ended.

For many customers, the Company has developed custom registration and other tools that are typically delivered on a time and materials basis. These custom development projects are generally not sold in connection with a new software license deal, but rather to customers that have been using the Company's software products for an extended period of time. Revenue from these arrangements is non refundable and is usually recognized on a monthly basis as the services are delivered and invoiced.

Extended product maintenance contracts, which typically provide both extended warranty coverage and product maintenance services, are separately priced from the product, and are recognized as revenue ratably over the term of the coverage. The Company’s software licenses may provide for technical support, bug fixes, and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the product maintenance contract. Revenue related to this post-contract customer support is deferred and recognized over the term of the contracted support.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Product Sales

Product sales revenue includes sales of Symyx Tools hardware and the license of associated software. The Company's Symyx Tools are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the Symyx Tools system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the Symyx Tools system, revenue from the sale of the Symyx Tools system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectability is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of Symyx Tools are not material and are included in sales, general and administrative expenses.

Software License and Database Content Fees

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

If the fair value of all elements has not been determined, the amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as deferred revenue, and the difference between the total arrangement fee and the amount for the undelivered elements is recognized as revenue related to delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value for any remaining undelivered elements can be established.

For software and database content licensed on an annual right to use basis, revenue is recognized ratably over the term of the license. Revenue from multi-year licensing arrangements are deferred at the time of billing and recognized as revenue ratably over the coverage period. Certain multi-year software licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the support for the Electronic Lab Notebook software products and certain support for the products that we acquired from MDL), the perpetual license fee is recognized ratably over the contractual period of the bundled support and maintenance arrangements.

The Company considers all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all the other revenue recognition criteria have been met.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intellectual Property License Fees and Royalties

Amounts received from third parties for licenses to the Company's intellectual property are recognized when earned under the terms of the agreements. Revenue is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established, in which case the revenue is recognized ratably over the period of the obligation. If there are extended payment terms, license fee revenue is recognized as these payments become due. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If there is a provision in the licensing agreement for a variable fee in addition to a non-refundable minimum amount, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless the Company has continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable.

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

Concentration of Revenue

During the years ended December 31, 2007, 2006 and 2005, the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,
	2007	2006	2005
ExxonMobil	$36,489	$51,318	$42,254
Dow	35,301	29,302	26,765
Total	$71,790	$80,620	$69,019

The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):
	Years Ended December 31,
	2007	2006	2005
Symyx Research	$40,216	$40,852	$38,696
Symyx Tools	17,855	25,283	16,982
Symyx Software	9,343	9,948	9,251
Materials and IP Licensing	4,376	4,537	4,090
Total	$71,790	$80,620	$69,019

The revenue from the above customers has been included in the consolidated income statements as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Service revenue	$35,939	$36,854	$33,835
Product sales	16,472	24,232	16,060
License fees, content revenue and royalties	19,379	19,534	19,124
Total	$71,790	$80,620	$69,019

Inventory

Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of customized systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis, except for inventory acquired from Autodose that was recorded at a fair value in accordance with purchase accounting rules. The Company’s inventory balances at December 31, 2007 and December 31, 2006 were as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2007	December 31, 2006
Raw materials	$269	$--
Work-in-process	2,707	2,580
Finished goods	1,101	100
Total	$4,077	$2,680

The above inventory balance at December 31, 2006 included approximately $371,000 of inventory valued at fair value in accordance with purchase accounting rules and having a cost of approximately $198,000.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company assumed an allowance for doubtful accounts in the amount of $53,000 upon the acquisition of MDL Group Companies on October 1, 2007. There was no such allowance as of December 31, 2006.

Warranty Expense Accrual

The Company provides a warranty on each Symyx Tool System shipped. The specific terms and conditions of these warranties vary depending upon the products sold and country in which the Company delivers the products. These warranties typically include coverage for parts and labor and software bug fixes, for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty expense accrual during the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Balance as of January 1	$952	$645
New warranties issued during the period	1,485	839
Costs incurred during the period on specific systems	(581)	(332)
Changes in liability for pre-existing warranties during the period, including expirations	(128)	(200)
Balance as of December 31	$1,728	$952

Research and Development

The Company’s policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, chemical and scientific supplies costs, facilities rental, and utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment and facilities used by technical staff and outside services, such as machining and third-party research and development costs.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Software Development Costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company determined that the technological feasibility of its software products is established only upon the completion of a product design, a working model and the confirmation of the completeness of the working model against the product design. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in the Company’s financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date. Deferred compensation for unvested options assumed in connection with business combinations was determined as the difference between the exercise price and the fair market value of the Company’s common stock on the date options were assumed. Deferred compensation was amortized on a graded vesting method through December 31, 2005.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. Under that transition method, the Company recognized stock-based compensation expenses for: (a) employee stock purchase plan (“ESPP”) awards with offering periods commencing, and stock options granted or assumed, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; (c) restricted stock units and stock options awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 4 “Stockholders’ Equity” for further details.

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

Pro forma net loss information is required by SFAS 123, computed as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. Options granted following the Company’s November 1999 initial public offering have been valued in 2005 using the Black-Scholes method with valuation assumptions as follows:

Expected dividend yield	0%
Expected stock price volatility	0.52
Risk-free interest rate	3.8%
Expected life (years)	3.5

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of issuances under the Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions for issuance made in 2005.

Expected stock price volatility	0.52
Risk-free interest rate	2.6%
Expected life (years)	0.67

Had the Company valued its stock options and stock purchase rights according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data) for the year ended December 31, 2005:

Net income (loss):
As reported	$12,002
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	243
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(20,541)
Pro forma	$(8,296)
Basic net income (loss) per share:
As reported	$0.37
Pro forma	$(0.25)
Diluted net income (loss) per share:
As reported	$0.35
Pro forma	$(0.25)

Net Income per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options, restricted stock and restricted stock units.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005

Net income	$18,784	$8,284	$12,002

Weighted-average shares of common stock outstanding	33,301	33,199	32,819
Less: weighted-average restricted stock	(102)	--	--
Weighted-average shares used in computing basic net income per share	33,199	33,199	32,819
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	358	1,015	1,745
Weighted-average shares used in computing diluted net income per share	33,557	34,214	34,564

Basic net income per share	$0.57	$0.25	$0.37
Diluted net income per share	$0.56	$0.24	$0.35

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company has excluded 91,100 shares of restricted stock from the calculation of both basic and diluted net income per share because these shares are subject to repurchase. The Company has excluded options for the purchase of 5,072,000, 3,938,000 and 3,375,000 shares of common stock from the calculation of diluted net income per share in 2007, 2006, and 2005, respectively, because all such securities are anti-dilutive for the respective periods.

Employee Savings Plan

The Company has a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 60% of their pretax salary, but not more than statutory limits. For each dollar a participant contributes under this plan, the Company makes employer contribution to the plan of 50 cents, with a maximum matching contribution of 2% of a participant’s earnings. Matching contributions for the plan were $795,000, $629,000 and $504,000 in 2007, 2006, and 2005, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Symyx common stock is not an investment option under the plan.

Foreign Currency Translation

The financial statements of the Company’s wholly-owned foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, both net of tax. Comprehensive income has been disclosed in the statement of stockholders' equity for all periods presented.

The components of accumulated other comprehensive income (loss) at December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Balance at January 1, 2005	$(12)	$(477)	$(489)
Foreign currency translation adjustment	(29)	--	(29)
Unrealized loss on available-for-sale securities	--	220	220
Balance at December 31, 2005	$(41)	$(257)	$(298)
Foreign currency translation adjustment	13	--	13
Unrealized gain on available-for-sale securities, net of $16 taxes	--	281	281
Balance at December 31, 2006	$(28)	$24	$(4)
Foreign currency translation adjustment	628	--	628
Unrealized gain on available-for-sale securities	--	(23)	(23)
Balance at December 31, 2007	$600	$1	$601

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. Prior to adoption, the Company recognized these non-refundable advance payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. The Company is currently assessing SFAS No. 141R and has not yet determined the impact that the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below indicates the significant collaborative partners for whom the Company conducted research and development in 2007, together with the primary focus of the collaborations. In addition to these partners the Company has a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2007:

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
Dow	12/31/2009	Polyolefin catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

Revenue from these significant collaborative partners who individually comprised more than 10% of revenue is included within Note 1 “Concentration of Revenue.”

In 2003, the Company entered into an Alliance, Technology Transfer and License Agreement (“ATTLA”) effective April 1, 2003 with ExxonMobil Research and Engineering Company (“EMRE”) under which the Company is contracted to provide research services, develop and sell Symyx Tools, and license its software and intellectual property. The ExxonMobil alliance provides the Company with an expected five-year revenue stream of over $200 million from currently planned alliance activities, purchases of Symyx Tools, and licensing fees. In addition, the Company is entitled to receive royalties from the commercialization of materials, processes, and products based on discoveries made in the fields of agreement.

In December 2004, the Company entered into an Alliance, Technology Transfer, Research and License Agreement effective January 1, 2005 with Dow under which the Company is contracted to perform research in a number of exclusive areas, develop and provide Symyx Tools, and license Symyx Software as well as certain intellectual property.  Dow will make payments to the Company over the five-year term of approximately $120 million.  In addition, the Company is entitled to receive royalties on commercialized discoveries resulting from the collaborative research. On November 29, 2007, the Company entered into a supplemental agreement with Dow amending provisions of the (i) Collaborative Research and License Agreement effective as of January 1, 1999 by and between the Company and Dow, as amended to date; and (ii) the Alliance, Technology Transfer, Research and License Agreement effective as of January 1, 2005 by and among the Company, Symyx Discovery Tools, Inc. (currently Symyx Tools, Inc., a wholly-owned Symyx subsidiary), and Dow, as amended to date.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2007	2006	2005
Projects funded by collaboration partners	55%	61%	70%
Projects funded internally:
Software development	31%	29%	23%
Research	7%	8%	6%
Tools development	7%	2%	1%
Total	100%	100%	100%

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

3. Commitments and Contingencies

Leases

The Company has entered into various operating lease agreements for facilities in five states and two foreign countries with lease terms ranging from one to ten years. Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $3,902,000, $2,724,000 and $2,317,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future commitments and obligations under the operating leases for the Company’s facilities, to be satisfied as they become due over the next eight years, are as follows (in thousands):

Years ending December 31,	Amount
2008	$5,202
2009	4,087
2010	3,944
2011	4,057
2012	3,765
Thereafter	11,368
Total	$32,423

Other Commitments

As of December 31, 2007, the Company had firm purchase commitments for inventory, fixed assets and services of approximately $2,074,000. The Company also had committed to pay royalty to third-party on future database content revenue of approximately $2,501,000 in 2008 upon cash receipts from customers.

As discussed in Note 8 “Related Party Transactions” below, the Company’s commitment for future research and development investments pursuant to certain agreements with Intermolecular, Inc. as of December 31, 2007 was $643,000. The Company expects to meet this commitment next year with additional research efforts.

Upon adoption of FIN 48 on January 1, 2007, the Company recorded additional $996,000 of accrued liability associated with uncertainties in income taxes to bring its total tax reserve to $3,219,000. During the twelve months ended December 31, 2007, the Company increased the total tax reserve under FIN 48 to $3,962,000. The Company could not make reasonably reliable estimates of the periods of cash settlement with the respective tax authorities and as such has determined to record the liabilities as current on its Consolidated Balance Sheet.

As of December 31, 2007, the Company had no amounts due under loan agreements and had an unused line of credit with Bank of America as detailed in Note 5 of the Notes to Consolidated Financial Statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liability, including liability if the Company’s products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is typically limited to no more than the amount paid by the customer. As of December 31, 2007, the Company was not subject to any pending intellectual property-related litigation.

Contingencies

As discussed in Note 7 “Business Combinations”, additional purchase price consideration of up to $6,267,000 may be payable upon the achievement of certain 2008 and 2009 revenue targets by the Company’s Autodose product line. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2007.

4.  Stockholders’ Equity

Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") that permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period will be divided into two consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the Board of Directors. At December 31, 2007, the number of shares of common stock available for future issue under the Purchase Plan was 1,570,370.

Stock Option Plans

The Company's 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors, and consultants.

During 1997, the Company's Board of Directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the "Qualified Plans"). The 1997 Stock Option Plan provides for the issuance of options for up to 14,090,572 shares of common stock to employees and consultants. In February 2007, the Qualified Plans expired and all unissued shares under the Qualified Plans were forfeited.

In October 2001, the Company's Board of Directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants. As of December 31, 2007, all authorized shares of options under the NSO Plan had been granted.

At the 2007 Annual Stockholders Meeting held on June 12, 2007, the Company’s stockholders approved the adoption of the 2007 Symyx Technologies, Inc. Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, “awards”). Stock options granted under the 2007 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The Compensation Committee of the Company’s Board of Directors administers the 2007 Plan. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan is 750,000 shares, plus any shares that would otherwise return to each of the Company’s 1997 Stock Plan (the “1997 Plan”) and the Company’s 2001 Nonstatutory Stock Option Plan (the “2001 Nonstatutory Plan”) as a result of forfeiture, termination or expiration of awards previously granted under each of the 1997 Plan and the 2001 Nonstatutory Plan.  The maximum number of shares with respect to which options and stock appreciation rights may be granted to a participant during a calendar year is 750,000 shares. For awards of restricted stock and restricted stock units that are intended to be performance-based compensation under Section 162(m) of the Code, the maximum number of shares subject to such awards that may be granted to a participant during a calendar year is 750,000 shares. As of December 31, 2007, 1,083,717 shares were available for issuance under the 2007 Plan.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the acquisition of IntelliChem, the Company assumed all the unvested outstanding stock options issued pursuant to IntelliChem’s 2003 Stock Option Plan (“IntelliChem Plan”) and converted them into options to purchase 44,126 shares of the Company’s common stock. In connection with the acquisition of Synthematix, the Company assumed all the unvested outstanding stock options issued pursuant to Synthematix’s 2000 Equity Compensation Plan (“Synthematix Plan”), as amended, and converted them into options to purchase 23,876 shares of the Company’s common stock. These options generally retained all of the rights, terms, and conditions of the plan under which they were originally granted. As of December 31, 2007, options to purchase 13,146 and 2,971 shares of common stock were available for future grant under the IntelliChem Plan and Synthematix Plan, respectively.

Stock options granted under the Qualified Plans and 2007 Plan may be either incentive stock options or nonstatutory stock options, whereas stock options granted under the NSO Plan are nonstatutory stock options. Options are generally granted with exercise prices equal to the fair value of the common stock on the grant date, as determined by the Board of Directors. The options issued under the Qualified Plans and the NSO plan expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The options issued under the 2007 plan expire no more than 7 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The Board of Directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option.

A summary of activity under the Qualified Plans, 2007 Stock Option Plans, the NSO Plan, the IntelliChem Plan and the Synthematix Plan, is as follows:

	Outstanding Stock Options
	Number of Shares	Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2005	7,434,485	$0.19 - $58.25	$24.98
Options granted and assumed	1,599,226	$0.51 - $31.00	$26.68
Options exercised	(632,058)	$0.39 - $30.25	$15.39
Options cancelled	(307,841)	$0.51 - $57.00	$28.90
Balance at December 31, 2005	8,093,812	$0.19 - $58.25	$25.91
Options exercised	(940,496)	$0.39 - $27.99	$14.92
Options cancelled	(390,724)	$0.39 - $51.50	$27.58
Balance at December 31, 2006	6,762,592	$0.19 - $58.25	$27.35
Options granted	1,423,500	$4.29 - $ 8.58	$6.68
Options exercised	(96,122)	$0.39 - $18.95	$6.55
Options cancelled	(1,222,527)	$0.19 - $57.00	$28.31
Balance at December 31, 2007	6,867,443	$0.39 - $58.25	$23.18

At December 31, 2007, 2006 and 2005, vested and outstanding options for the purchase of 5,411,627, 6,514,413 and 7,313,292 shares of common stock were exercisable at weighted-average exercise prices of $27.53, $27.62 and $26.75, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2005 was $4.08 and $12.20, respectively. No options were granted in 2006.

The Company granted stock options to purchase 1,423,500 shares of common stock in 2007, including options to purchase 620,000 shares of common stock were granted to non-executive employees at an exercise price equal to 50% of the grant date fair market value. The Company valued options granted in 2007 using the Black-Scholes method with the following valuation assumptions:

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Range	Weighted-Average
Expected dividend	0% - 0%	0%
Risk-free interest rate	4.1% - 4.4%	4.3%
Expected volatility	43% - 48%	44%
Expected life (in years)	1.75 – 5.17	3.5

An analysis of options outstanding at December 31, 2007 is as follows:

				Options Exercisable
Exercise Price	Options Outstanding at December 31, 2007	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Exercisable at December 31, 2007	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
$0.39 - $ 8.58	1,548,465	4.1	$6.37	124,826	$2.86	2.3
$10.39 - $14.75	1,046,898	4.3	$12.97	1,046,898	$12.97	4.3
$15.22 - $22.68	657,167	5.2	$18.09	638,913	$17.99	5.1
$23.11 - $24.67	387,760	6.2	$24.20	373,837	$24.20	6.2
$25.00 - $26.51	765,667	3.7	$25.39	765,667	$25.39	3.7
$26.70 - $27.99	993,254	6.9	$27.64	993,254	$27.64	6.9
$28.05 - $34.63	565,828	6.3	$31.41	565,828	$31.41	6.3
$36.50 - $58.25	902,404	2.2	$55.21	902,404	$55.21	2.2
	6,867,443	4.7	$23.18	5,411,627	$27.53	4.7

The aggregate intrinsic values for the above outstanding and exercisable stock options were $2,718,000 and $615,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock for in-the-money options at December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $859,000, $11,716,000 and $7,895,000, respectively. The aggregated fair value of stock options vested during 2007 and 2006 was $1,330,000 and $4,239,000, respectively. As of December 31, 2007, $5,266,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized on a straight-line basis through 2011.

On two separate occasions during the quarter ended September 30, 2005, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of outstanding options to purchase shares of the Company’s common stock. On each occasion, the terms of options with exercise prices above a designated threshold were amended to become fully vested and exercisable on December 30, 2005, provided that the holder of such option remained an employee or consultant of the Company on such date. The first occasion was on September 13, 2005, when the Company amended the terms of outstanding options to purchase approximately 251,000 shares of the Company’s common stock with exercise prices above $30 per share. The second occasion was on September 22, 2005, when the Company amended the terms of outstanding options to purchase approximately 159,000 shares of the Company’s common stock with exercise prices equal or greater than $24.67 per share. All such options were issued pursuant to the terms of the Company’s 1997 Stock Plan, the Company’s 2001 Nonstatutory Stock Option Plan or Symyx IntelliChem’s 2003 Stock Option Plan. No options held by executive officers or directors of the Company were accelerated pursuant to this authorization. The Company accelerated the vesting schedule for the above options to avoid future compensation expenses to be recorded in accordance with SFAS 123(R). No compensation expense was recorded in connection with the acceleration of the vesting schedule of the above options because the fair market value of the common stock was less than the exercise price of the accelerated options on each of the respective measurement dates.

Starting in March 2006, the Company granted restricted stock units to its employees and members of the Board of Directors under the Qualified Plans. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2007, $4,383,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized on a straight-line basis through February 2010. The Company plans to issue new common stock to settle the restricted stock units.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2007, the Company granted to its executive officers 176,400 shares of performance-based restricted stock, of which 85,300 shares were canceled during the year in connection with employment terminations. The remaining 91,100 shares of restricted stock outstanding as of December 31, 2007 will not vest and are being canceled subsequent to year end because certain pre-defined 2007 performance targets were not achieved. The Company did not record compensation expenses associated with the above restricted stock during 2007 as the vesting was not probable.

The following table illustrates the changes in status of the Company’s restricted stock units and restricted stock during the year ended December 31, 2007:
	Restricted Stock Units		Restricted Stock
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	328,050	$29.05	--	$--
Granted	595,011	$17.26	176,400	$18.06
Vested	(325,406)	$29.05	--	$--
Cancelled	(152,169)	$17.79	(85,300)	$17.96
Unvested at December 31, 2007	445,486	$17.16	91,100	$18.15

During the year ended December 31, 2007, the Company valued awards under the Purchase Plan using the Black-Scholes method with the following valuation assumptions:

Expected dividend	0.0%
Risk-free interest rate	4.7%
Expected volatility	55%
Weighted-average expected life (in years)	0.83

As of December 31, 2007, $296,000 of total unrecognized compensation cost related to the Purchase Plan is expected to be amortized on a straight-line basis through October 2008.

As of December 31, 2007, the Company has reserved 9,983,133 shares of common stock for future issuance in relation to the Company’s stock option plans.

The Company recognized stock-based compensation expenses of $5,717,000 and $10,296,000 during the years ended December 31, 2007 and 2006, respectively. Stock-based compensation expense recognized in the Company’s results of operations for the year ended December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Costs of revenue	$294	$673
Research and development	2,627	4,006
Sales, general and administrative	2,796	5,617
Total	$5,717	$10,296

The income tax benefit recognized in the consolidated income statements related to stock-based compensation expense was $1,873,000 and $2,995,000 in 2007 and 2006, respectively.

5.  Bank Credit Facility

On September 28, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for the Company’s account (the “Facility”), secured by substantially all of the Company’s assets excluding intellectual property.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loans under the Credit Agreement bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As of December 31, 2007, the Company had no borrowing under the credit facility and was in compliance with all financial covenants related to the Facility.

6. Segment Disclosure

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company based on consolidated profit or loss from operations before income taxes. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenue. Revenue is defined as revenue from external customers.

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

Revenue is disaggregated into:

•	Symyx Research – research services on behalf of collaborative or non-collaborative partners

•	Symyx Tools – sale of select proprietary instruments and associated software and intellectual property

•	Symyx Software – license of automation and data mining applications as well as ELN software and provision of associated support, maintenance, and consulting services

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Symyx Research	$47,867	$52,218	$53,818
Symyx Tools	39,474	37,847	30,829
Symyx Software	31,893	25,495	15,315
Materials and IP Licensing	5,838	5,650	5,268
Symyx Sensors	--	3,690	2,907
Total	$125,072	$124,900	$108,137

The disaggregated financial information (consolidated revenue) reviewed by the CODM can be reconciled to the revenue disclosed in the Consolidated Income Statements as follows (in thousands):

	Year Ended December 31, 2007
	Service Revenue	Product Sales	License Fees, content revenue and Royalties	Total Revenue
Symyx Research	$37,865	$--	$10,002	$47,867
Symyx Tools	4,547	34,898	29	39,474
Symyx Software	16,622	--	15,271	31,893
Materials and IP Licensing	--	--	5,838	5,838
Total	$59,034	$34,898	$31,140	$125,072

	Year Ended December 31, 2006
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Symyx Research	$42,220	$--	$9,998	$52,218
Symyx Tools	4,270	33,526	51	37,847
Symyx Software	10,733	--	14,762	25,495
Materials and IP Licensing	--	--	5,650	5,650
Symyx Sensors	710	--	2,980	3,690
Total	$57,933	$33,526	$33,441	$124,900

	Year Ended December 31, 2005
	Service Revenue	Product Sales	License Fees and Royalties	Total Revenue
Symyx Research	$43,818	$--	$10,000	$53,818
Symyx Tools	4,096	26,663	70	30,829
Symyx Software	7,134	--	8,181	15,315
Materials and IP Licensing	--	--	5,268	5,268
Symyx Sensors	1,932	--	975	2,907
Total	$56,980	$26,663	$24,494	$108,137

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Years Ended December 31,
	2007	2006	2005
United States	$109,741	$111,158	$89,571
Rest of North America	554	508	257
Asia	3,712	3,953	1,841
Europe	11,065	9,281	16,468
Total	$125,072	$124,900	$108,137

The tables below show revenue and long-lived assets by location (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue generated by U.S. operations	$114,242	$122,997	$108,137
Revenue generated by foreign operations	10,830	1,903	--
Total revenue from unaffiliated customers	$125,072	$124,900	$108,137

Long-lived assets in U.S.	$195,246	$82,487	$60,951
Long-lived assets in foreign countries	33,207	3,902	28
Total long-lived assets	$228,453	$86,389	$60,979

7. Business Combinations

Acquisition of MDL Group Companies

On October 1, 2007, the Company completed the MDL acquisition pursuant to the terms of the Sale Agreement (the “MDL Sale Agreement”), dated August 9, 2007, by and among the Company, Elsevier Inc., a New York corporation, Elsevier Swiss Holdings S.A., a company organized under the laws of Switzerland, Elsevier Japan KK, a company organized under the laws of Japan, Elsevier UK and MDL (UK) Limited (collectively, the “Seller”). The Company paid $123,000,000 in cash and expects to receive a working capital adjustment in the amount of $4,954,000 as set forth in the MDL Sale Agreement. Of the $123,000,000 cash paid, the parties placed $10,000,000 in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of pre-closing intercompany transactions by certain MDL Group Companies. The results of MDL’s operations have been included in the consolidated financial statements since that date.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the purchase price to the tangible assets, liabilities, and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to the Company’s software segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

Total preliminary purchase price for this acquisition was $121,794,000, consisting of approximately $118,046,000 in cash (net of estimated working capital adjustments), and $3,748,000 in transaction costs, consisting of legal and other professional service fees. The purchase price was preliminary primarily because the Company had not determined the amount to be released to Seller from the escrow.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preliminary purchase price allocation is as follows (in thousands):

Amount
Fair value of net liabilities assumed	$(5,605)
Accrued restructuring costs	(6,823)
In-process research and development	2,500
Intangible assets	59,000
Deferred tax liabilities	(22,428)
Goodwill	95,150
Total	$121,794

The fair values of MDL’s net liabilities as of the acquisition date were (in thousands):

Amount
Accounts receivable, net	$4,417
Prepaids and other assets	2,538
Plant, property and equipment	4,851
Accounts payable and other accrued liabilities	(2,046)
Accrued compensation	(4,961)
Deferred revenue	(10,404)
Fair value of MDL’s net liabilities	$(5,605)

The allocation of the consideration for the MDL acquisition to its individual assets and liabilities was based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to in-process research and development (“IPR&D”) projects, and MDL’s tangible assets, specific intangible assets were identified and valued. The identifiable intangible assets included customer relationships, core technology and proprietary content.

The IPR&D project that MDL has been working on was the development of next generation of MDL software. That software has not yet been proven to be technologically feasible but has been developed to a point where it had value associated with potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The value of IPR&D was determined using a cost to recreate approach. This approach combines the costs incurred to date by the MDL development department, the product design department and development consultants.

In performing this preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of MDL’s products. The fair value of intangible assets was primarily based on the income approach. The relief from royalty method and the “with” and “without” method under the income approach were utilized when appropriate. The rates utilized to discount the after-tax cash flows to their present values ranged from 8% to 13%. These discount rates were determined after consideration of the Company’s rate of return and the weighted average return on assets. Risks the Company identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of development efforts, market growth rates, and risks related to the impact of potential changes in future target markets.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Identifiable intangible assets purchased in the MDL acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 7.1 years and no significant residual value estimated:

	Amount	Useful Life (in years)
Customer relationships	$33,600	8
Core technology	10,500	7
Proprietary content	7,800	6
Elsevier license agreement	3,100	3
Third party license agreements	1,300	3
Trade name	1,400	3
Bargain lease	1,300	8
Balance at December 31, 2007, at cost	$59,000

No goodwill will be deductible for tax purposes.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and MDL, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge associated with the acquisition has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined income statement data for the year ended December 31, 2007 combines the historical results for the Company for the year ended December 31, 2007 and the historical results for MDL for the period of January 1, 2007 through October 1, 2007. The unaudited pro forma combined income statement data for the year ended December 31, 2006 combines the historical results for the Company for the year ended December 31, 2006 and the historical results for MDL for the year ended December 31, 2006. The following amounts are in thousands, except per share amounts.

	Years Ended December 31,
	2007	2006

Revenue	$182,733	$205,987
Net income	$16,121	$3,153
Basic income per share	$0.49	$0.09
Diluted income per share	$0.48	$0.09

Acquisition of Autodose SA.

On July 13, 2006, the Company completed the acquisition of 100% of the outstanding shares of privately-held Autodose SA (“Autodose”), a Geneva, Switzerland-based maker of precision powder-dispensing equipment. By acquiring Autodose, the Company now offers customers Symyx Tools that combine Autodose’s powder-handling technology with its existing liquid-handling robotics technology. The acquisition was accounted for as a business combination using the purchase method. Autodose has since been renamed Symyx Technologies Europe SA and its results of operations have been included in the Company’s consolidated financial statements since that date.

The purchase price for this acquisition was $7,103,000, consisting of approximately $6,856,000 in cash (including $1,024,000 to be paid to Autodose’s stockholders within 12 months of the date of acquisition) and $247,000 in transaction costs, consisting of legal and other professional service fees, net of foreign currency exchange variance.

Additional purchase price consideration of up to $6,267,000 may be payable upon the achievement of certain 2008 and 2009 revenue targets by our Autodose product line. The Company will evaluate the possibility of achieving these targets from time to time and record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2007.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the preliminary purchase price to the tangible assets, liabilities, and intangible assets acquired, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The allocation of the purchase price is as follows (in thousands):

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

The purchase price for this acquisition was $14,015,000, consisting of approximately $13,079,000 in cash, $571,000 in fair value of assumed stock options to purchase 23,876 shares of the Company’s common stock, and $365,000 in transaction costs, consisting of legal and other professional service fees.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

8. Related Party Transactions

On July 18, 2007, Amgen Inc. ("Amgen") completed its acquisition of Ilypsa, Inc. (“Ilypsa”). The Company received approximately $41,238,000 in cash before taxes in August 2007 in exchange for its approximately 10% equity interest in Ilypsa. The Company may also receive up to $4,124,000 before taxes in July 2008, subject to claims against the holdback provided for in this transaction. Prior to this sale, the Company accounted for its Ilypsa interest using the cost method, as the Company did not have the ability to exercise significant influence over Ilypsa’s strategic, operating, investing, and financing activities. Ilypsa licensed software and purchased products from the Company. Revenue from Ilypsa for the years ended December 31, 2007, 2006 and 2005 was $0, $181,000 and $179,000, respectively.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company entered into a Collaborative Development and License Agreement with Intermolecular in March 2005, and an Alliance Agreement in December 2005. Under these agreements, the two companies work together to conduct R&D and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Generally, each party bears its own expenses. These agreements were amended in November 2007. Under the amended agreements, the Company committed to fund an aggregate of $2,057,000 in research and capital equipment expenditures. The Company expects to satisfy the remaining $643,000 of this commitment in 2008. Further, in August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Thomas Baruch, a Symyx director, is a director of Intermolecular and a general partner of CMEA Ventures, which holds a minority interest in Intermolecular. Steven D. Goldby, executive chairman of Symyx’ Board, is also a director of Intermolecular. For the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue from Intermolecular of $912,000, $52,000 and $88,000, respectively. In 2005, the Company also recognized a $20,000 gain from the sale of a fixed asset with $130,000 net book value, which was sold to Intermolecular for its original cost of $150,000. As of December 31, 2007 and 2006, the Company had deferred revenue of $84,000 and $27,000 from Intermolecular.

In November 2005, the Company entered into a Collaborative Research and License Agreement with Solyndra, Inc. (“Solyndra”). Thomas Baruch, a Symyx director, is a director of Solyndra, Inc. and a general partner of CMEA Ventures, which holds a minority interest in Solyndra. For the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue of $409,000, $1,228,000 and $43,000, respectively, from providing research services to Solyndra. As of December 31, 2007 and 2006, the Company had recorded $0 and $24,000, respectively of deferred revenue related to Solyndra.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. The Company has a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer and a Symyx director, is a director of Visyx. Thomas Baruch, a Symyx Board member, is a general partner of CMEA Ventures, which holds approximately 42% of Visyx’ outstanding shares and has a 49% voting right in relation to its shareholding. In July 2007, the Company provided a $100,000 loan on the same terms and conditions as certain other investors in exchange for a convertible promissory note, and incurred $14,000 of additional costs on behalf of Visyx. During the twelve months ended December 31, 2007 and 2006, the Company reported equity losses of $314,000 and $186,000, respectively, based on its share of the loss reported by Visyx, including the write-down of the $100,000 loan (which was subsequently converted into shares of preferred stock in the fourth quarter of 2007), in accordance with the equity method of accounting. In November, Visyx has sold all its assets to MeasurementSpecialties, Inc. The Company will only share in future distributions, if any, subject to certain preferred stock liquidation preferences. As of December 31, 2007, the Company had a $0 carrying value of this investment.

9. Income Taxes

The Company’s income before taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
U. S.	$31,510	$15,584	$20,052
Foreign	(2,028)	(918)	91
Total	$29,482	$14,666	$20,143

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$12,759	$10,685	$6,856
State	645	1,140	553
Foreign	542	259	25
Total	13,946	12,084	7,434
Deferred:
Federal	(2,276)	(4,862)	366
State	472	(621)	341
Foreign	(1,444)	(219)	--
Total	(3,248)	(5,702)	707
Provision for income taxes	$10,698	$6,382	$8,141

Tax benefits or (deficiencies) resulting from the vesting of restricted stock units, the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans were approximately $(868,000) in 2007, $5,045,000 in 2006 and $3,334,000 in 2005. Such benefits (deficiencies) were recorded in additional paid-in capital.

 The reconciliation of federal statutory income tax (on pre-tax income after consideration of equity losses) to the Company’s provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Expected provision at federal statutory rate	$10,318	$5,133	$7,050
State taxes, net of federal impact	571	519	894
Research and development credits	(321)	(197)	(351)
Permanent difference related to stock-based compensation	366	998	--
Permanent difference related to acquisitions	875	487	557
Permanent difference related to tax-exempt interest	(631)	(307)	--
Other individually immaterial items	(480)	(251)	(9)
Provision for income taxes	$10,698	$6,382	$8,141

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry-forwards	$113	$327
Deferred revenue	--	30
Capitalized research and development	88	195
Depreciation	7,655	6,386
Stock-based compensation	2,043	2,995
Warranty expense accrual	676	364
Research and development and other credits	675	1,411
Other accruals and reserves	4,337	2,480
Total deferred tax assets	15,587	14,188
Deferred tax liabilities:
Investment holdings	--	(16)
Prepaid insurance and property tax	(536)	(479)
Deferred revenue	(2,791)	--
Intangible assets	(21,567)	(4,130)
Total deferred tax liabilities	(24,894)	(4,625)
Net deferred tax assets (liabilities)	$(9,307)	$9,563

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

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $107,000. The net operating losses from the acquisition of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized. As of December 31, 2007, the Company also had Swiss net operating loss carryforwards of approximately $407,000, which will expire in 2014, if not utilized.

As of December 31, 2007, the Company had California research and development tax credit carryforwards of approximately $1,039,000. The state research and development credits have no expiration date. The research and development tax credits from the acquisitions of IntelliChem and Synthematix may be subject to an annual limitation of Section 383 due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

The Internal Revenue Service may examine the Company’s federal income tax returns and, in the course of which, may propose adjustments to the Company’s federal income tax liability reported on such returns.

10. Accounting for Uncertainty in Income Taxes

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,273,000. As a result of the implementation of FIN 48, the Company recognized a $996,000 increase in liability for unrecognized tax benefits which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$939
Reduction in additional paid-in capital	57
Increase in liability	$996

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Unrecognized tax benefit at January 1, 2007	$4,273
Increase in tax positions for prior period	287
Decrease in tax positions for prior period	--
Increase in tax positions for current period	526
Settlements	--
Lapse of statute of limitations	(121)
Total unrecognized tax benefit at December 31, 2007	$4,965

Included in the balance of unrecognized tax benefits at December 31, 2007 was $3,472,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, was $1,493,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily additional paid-in capital and deferred income taxes.

The Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and penalties as a component of the income tax provision, in the accompanying Consolidated Statement of Operations. Related to the uncertain tax benefits noted above, the Company accrued additional interest and penalties of $108,000 during 2007 and in total, as of December 31, 2007, has recognized a liability for interest and penalties of $201,000.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is not currently under audit by any tax authorities. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2003.

The Company does not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease within the next 12 months of the reporting date.

The Company assessed the impact of uncertainties in tax positions taken by the MDL Group Companies in periods prior to the acquisition. Based upon this assessment, no FIN 48 liabilities were recorded on the opening balance sheet. By operation of tax law, the seller of the MDL Group of Companies retains the primary obligation for most pre-acquisition U.S. tax liabilities.  In addition, by the terms of the acquisition agreement, the seller of the MDL Group of Companies has agreed to indemnify the Company for any tax liabilities related to pre-acquisition periods.

11. Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in the acquisitions of IntelliChem, Synthematix, Autodose and MDL. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Because some of the intangible assets related to Autodose acquisition were recorded in foreign currencies, the balance of these intangible assets may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. The current estimated weighted-average useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		December 31, 2007
	Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,591)	$539
Trade name	3.4	1,774	(226)	1,548
Core/Developed technology	5.7	23,463	(8,200)	15,263
Customer relationships	7.8	40,042	(3,755)	36,287
Proprietary content	6.0	7,800	(325)	7,475
Elsevier license agreement	3.0	3,100	(258)	2,842
Third party license agreements	3.0	1,300	(108)	1,192
Bargain lease	8.0	1,300	(41)	1,259
Total intangibles	6.6	$81,909	$(15,504)	$66,405

		December 31, 2006
	Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,299)	$831
Trade name	1.9	1,487	(1,172)	315
Core/Developed technology	4.6	12,804	(4,980)	7,824
Customer backlog	0.5	146	(146)	--
Customer relationships	6.5	6,354	(1,713)	4,641
Total intangibles	5.0	$23,921	$(10,310)	$13,611

In the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense for intangible assets of $6,418,000, $4,562,000 and $3,807,000, respectively. Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $13,270,000 in 2008, $12,027,000 in 2009, $10,122,000 in 2010, $8,010,000 in 2011, $7,371,000 in 2012, and $15,605,000 thereafter.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment may exist. All of the Company’s intangible assets, other than goodwill, are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

12.           Financial Instruments

The Company has not entered into any derivative contracts at December 31, 2007. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments in debt securities and trade accounts receivable. The Company carried an $11,902,000 trade accounts receivable balance from Dow at December 31, 2007 but did not consider any portion of this accounts receivable to be at risk. The Company maintains cash and cash equivalents and available-for-sale investments in various debt securities and money market mutual funds. The Company’s policy is designed to limit exposure to any one institution or company. The relative credit standing of the security issuers is monitored to ensure compliance with the Company’s investment strategy. The Company does not require collateral on these financial instruments.

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

13.           Restructuring Charges

On October 2, 2007, in connection with the MDL Acquisition, the Company announced a restructuring plan to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with the former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3. The remaining balance associated with the termination of employees of the acquiring company was recorded as part of the operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2007, the Company completed the majority of the restructuring plan. The estimated costs to complete the restructuring plan in the amount of $2,275,000 are expected to be paid out in the first quarter of 2008.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.           Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts).

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31 (b),

Total revenue	$24,967	$25,557	$26,053	$48,495
Total Costs	4,045	5,790	5,227	13,860
Gross Profit	20,922	19,767	20,826	34,635
Operating expenses:
Research and development	15,413	14,529	14,163	22,081
Sales, general and administrative	9,617	9,488	9,537	13,293
Acquired in-process research and development	--	--	--	2,500
Amortization of intangible assets arising from business combinations	261	258	262	1,472
Total operating expenses	25,291	24,275	23,962	39,346
Income (loss) from operations	(4,369)	(4,508)	(3,136)	(4,711)
Gain from sale of equity interest in Ilypsa, Inc.	--	--	40,826	--
Interest and other income	1,708	1,786	1,812	388
Income (loss) before income tax (expense) benefit and equity loss	(2,661)	(2,722)	39,502	(4,323)
Income tax (expense) benefit	1,903	1,252	(14,833)	980
Equity in loss from investment in Visyx	(214)	--	(114)	14
Net income (loss)	$(972)	$(1,470)	$24,555	$(3,329)

Basic net income (loss) per share (a)	$(0.03)	$(0.04)	$0.74	$(0.10)
Diluted net income (loss) per share (a)	$(0.03)	$(0.04)	$0.73	$(0.10)

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31 (b),

Total revenue	$27,066	$28,424	$29,533	$39,877
Total Costs	4,167	4,784	4,385	7,565
Gross Profit	22,899	23,640	25,148	32,312
Operating expenses:
Research and development	13,465	15,181	14,306	16,316
Sales, general and administrative	7,600	8,700	8,329	9,868
Acquired in-process research and development	--	--	1,392	--
Amortization of intangible assets arising from business combinations	442	442	470	345
Total operating expenses	21,507	24,323	24,497	26,529
Income (loss) from operations	1,392	(683)	651	5,783
Interest and other income	1,707	2,053	1,875	2,074
Income before income tax expense and equity loss	3,099	1,370	2,526	7,857
Income tax expense	(1,435)	(605)	(1,481)	(2,861)
Equity in loss from investment in Visyx	--	--	--	(186)
Net income	$1,664	$765	$1,045	$4,810

Basic net income per share (a)	$0.05	$0.02	$0.03	$0.15
Diluted net income per share (a)	$0.05	$0.02	$0.03	$0.14

(a) Earnings per share, or EPS, for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(b) In the final quarter of 2007 and 2006, delivery of multiple Symyx Tools to the Company’s customers resulted in higher product sales revenue, which contributed to the higher earnings per share in that quarter when compared with the other quarters in 2007 and 2006, respectively.

(c ) Total costs in the above schedule included certain expenses related to software consulting services and software and hardware support and maintenance services and amortization of  acquired software technology that were not reported previously in the Company’s Quarterly Reports on Form 10-Q.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by the SEC rules and regulations for the implementation of Section 404 of Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;  (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and  (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As allowed by guidance provided by the Securities and Exchange Commission relating to current year acquisitions, the Company’s management excluded the internal controls of MDL Group Companies (as defined in Note 1 of Notes to the Consolidated Financial Statements), from its assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2007. The 2007 consolidated financial statements of Symyx Technologies, Inc. total  included $15.9 million and $37.5 million, of total assets and net liabilities, respectively, as of December 31, 2007 and $9.2 million of total revenue and $7.1 million of net loss for the year then ended in relation to MDL Group Companies. The Company acquired MDL Group Companies in a business combination on October 1, 2007.

Based on its assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Symyx Technologies, Inc.

We have audited Symyx Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symyx Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the MDL Group Companies  which is included in the 2007 consolidated financial statements of Symyx Technologies, Inc. and constituted $15.9 million and $37.5 million of total assets and net liabilities, respectively, as of December 31, 2007 and $9.2 million and $7.1 million of total revenue and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Symyx Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of the MDL Group Companies.

In our opinion, Symyx Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Symyx Technologies, Inc. and our report dated March 17, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 17, 2008

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders expected to be held in June 2008 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers may be found under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K, and in the section entitled “Proposal 1 - Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1 - Election of Directors - Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement. Such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item with respect to director and executive officer compensation is incorporated herein by reference from the information under the caption “Executive Officer and Director Compensation.”

The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 1 - Compensation Committee Interlocks and Insider Participations.”

The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 1 - Election of Directors - Compensation Committee report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing in our 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance under the Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to shares of our common stock issuable under our existing equity compensation plans.

	A		B	C	D	E
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities to Be Issued Upon Vesting of Outstanding Restricted Stock Units	Weighted Average Grant Price of Outstanding Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns A and C)

Equity Compensation Plans Approved by Stockholders (1)	6,031,510	(3)	$24.94	445,486	$17.16	2,654,087	(4)
Equity Compensation Plans Not Approved by Stockholders (2)	835,933		$10.47	--	--	16,117
Total	6,867,443		$23.18	445,486	$17.16	2,670,204

(1)	Consists of the 1996 Stock Option Plan, 1997 Stock Option Plan, 2007 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan.

(2)
Consists of 2001 Nonstatutory Plan, IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the IntelliChem acquisition and the Synthematix, Inc. 2000 Equity Compensation Plan, as amended, assumed in connection with the Synthematix acquisition. A description of these plans is available in Note 4 of the Notes to Consolidated Financial Statements.

(3)
Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,570,370 shares as of December 31, 2007. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last United States business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the 12-month offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.  Eligible employees may defer up to 10% of their salary, but not to exceed $25,000, in any calendar year, to purchase shares under this Plan.

(4)
Consists of shares available for future issuance under our 2007 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2007, an aggregate of 1,570,370 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 1,083,717 shares of common stock were available for issuance under the 2007 Stock Incentive Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item with respect to related party transaction is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

The information required by this Item with respect to director independence is incorporated herein by reference to the information in the Proxy Statement in the section entitled “Proposal 1 - Election of Directors - Independence of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Income Statements for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a) (2).  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(a) (3).  EXHIBITS

Refer to (b) below.

(b) EXHIBITS

Exhibit Number		Description of Document
*2.1	(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(18)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3	(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1	(2)	Specimen Common Stock Certificate
**10.1	(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2	(2)	1996 Stock Plan and forms of agreements thereunder
**10.3	(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4	(2)	1999 Employee Stock Purchase Plan
**10.6	(2)	Form of Change of Control Agreement between Symyx and W. Henry Weinberg
**10.8	(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.9	(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto

10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.15	(1)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
*10.16	(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17	(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18	(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19	(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20	(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.21	(13)
First Amendment to Lease dated  January 19, 2007 by and between Symyx Technologies, Inc. and East Arques Sunnyvale,  LLC for the premises at 1263 East Arques Avenue, Sunnyvale, California and addenda and inserts thereto

**10.22	(15)	2007 Annual Cash Incentive Plan for Executive Officers
**10.23	(17)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan
**10,24	(19)	Severance Agreement between Symyx Technologies, Inc. and Ms. Jeryl L. Hilleman
10.25	(20)	Sale Agreement by and Among Elsevier, Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyers
10.26	(21)	Form of Restricted Stock Unit Award under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.27	(21)	Form of Director and Executive Officer Indemnification Agreement
10.28	(22)
Credit Agreement, dated as of September 28, 2007, by and among Symyx Technologies, Inc. as borrower, Bank of America, N.A. as administrative agent and L/C issuer, and the other lenders from time to time party thereto

10.29	(23)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
10.30	(24)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan
10.31	(25)	2007 Stock Incentive Plan
*10.32	(26)	Supplemental Agreement, by and between Symyx Technologies, Inc. and The Dow Chemical Company
**10.33	(26)	Fiscal Year 2007 and 2008 Base Salaries for Named Executive Officers
14	(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21	(26)	List of Subsidiaries
23.1	(26)	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (reference is made to the signature page of this report)
31.1	(26)
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(26)
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(26)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(26)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Confidential treatment has been requested for portions of these exhibits.
**   Management contracts or compensatory plans or arrangements.
___________________

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
(16) Incorporated by reference to the same number exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(17) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(18) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 12, 2007.
(19) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(20) Incorporated by reference to Exhibit 10.25 filed with Registrant’s Current Report on Form 8-K on August 15, 2007.
(21) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on September 4, 2007.
(22) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on October 4, 2007.
(23) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 8, 2007

(24) Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(25) Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(26) Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: March 17, 2008	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2008	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Isy Goldwasser, Rex S. Jackson and Richard J. Rosenthal, or any of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By	/s/ ISY GOLDWASSER	Chief Executive Officer	March 17, 2008
	Isy Goldwasser	(Chief Executive Officer and Director)

By	/s/ REX S. JACKSON	Executive Vice President	March 17, 2008
	Rex S. Jackson	and Chief Financial Officer (Principal Financial Officer)

By	/s/ RICHARD J. ROSENTHAL	Senior Vice President of Finance	March 17, 2008
	Richard J. Rosenthal	(Principal Accounting Officer)

By	/s/ STEVEN D. GOLDBY	Executive Chairman	March 17, 2008
	Steven D. Goldby	of the Board

By	/s/ THOMAS R. BARUCH	Director	March 17, 2008
Thomas R. Baruch

By	/s/ DAVID C. HILL	Director	March 17, 2008
David C. Hill

By	/s/ ANTHONY R. MULLER	Director	March 17, 2008
Anthony R. Muller

By	/s/ KENNETH J. NUSSBACHER	Director	March 17, 2008
Kenneth J. Nussbacher

By	/s/ MARIO M. ROSATI	Director	March 17, 2008
Mario M. Rosati

By	/s/ BRUCE A. PASTERNACK	Director	March 17, 2008
Bruce A. Pasternack

EXHIBIT INDEX

Exhibit Number		Description of Document
*2.1	(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(18)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3	(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1	(2)	Specimen Common Stock Certificate
**10.1	(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2	(2)	1996 Stock Plan and forms of agreements thereunder
**10.3	(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4	(2)	1999 Employee Stock Purchase Plan
**10.6	(2)	Form of Change of Control Agreement between Symyx and W. Henry Weinberg
**10.8	(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.9	(2)	Celanese-Symyx Collaboration Agreement dated August 1, 1998 between Symyx and Celanese Ltd.
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.15	(1)	License Agreement dated February 21, 2003 between Symyx Technologies, Inc. and Symyx Therapeutics, Inc.
*10.16	(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17	(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18	(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19	(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20	(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.21	(13)
First Amendment to Lease dated  January 19, 2007 by and between Symyx Technologies, Inc. and East Arques Sunnyvale,  LLC for the premises at 1263 East Arques Avenue, Sunnyvale, California and addenda and inserts thereto

**10.22	(15)	2007 Annual Cash Incentive Plan for Executive Officers
**10.23	(17)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan
**10,24	(19)	Severance Agreement between Symyx Technologies, Inc. and Ms. Jeryl L. Hilleman
10.25	(20)	Sale Agreement by and Among Elsevier, Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyers
10.26	(21)	Form of Restricted Stock Unit Award under the Symyx Technologies, Inc. 2007 Stock Incentive Plan

**10.27	(21)	Form of Director and Executive Officer Indemnification Agreement
10.28	(22)
Credit Agreement, dated as of September 28, 2007, by and among Symyx Technologies, Inc. as borrower, Bank of America, N.A. as administrative agent and L/C issuer, and the other lenders from time to time party thereto

10.29	(23)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
10.30	(24)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan
10.31	(25)	2007 Stock Incentive Plan
*10.32	(26)	Supplemental Agreement, by and between Symyx Technologies, Inc. and The Dow Chemical Company
**10.33	(26)	Fiscal Year 2007 and 2008 Base Salaries for Named Executive Officers
14	(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21	(26)	List of Subsidiaries
23.1	(26)	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (reference is made to the signature page of this report)
31.1	(26)
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(26)
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(26)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(26)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Confidential treatment has been requested for portions of these exhibits.
**   Management contracts or compensatory plans or arrangements.
___________________

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
(16) Incorporated by reference to the same number exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(17) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(18) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 12, 2007.
(19) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(20) Incorporated by reference to Exhibit 10.25 filed with Registrant’s Current Report on Form 8-K on August 15, 2007.
(21) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on September 4, 2007.
(22) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on October 4, 2007.
(23) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 8, 2007
(24) Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(25) Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(26) Filed here within.