Form 10-Q
period 2008-03-31
SYMYX TECHNOLOGIES INC
filed 2008-05-12
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-27765

SYMYX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its chapter)

Delaware	77-0397908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Central Expressway	95051
Santa Clara, California	(Zip Code)
(Address of principal executive offices)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

As of April 30, 2008, Registrant had outstanding 33,629,570 shares of Common Stock, $0.001 par value.

Part I: Financial Information

Part II: Other Information

Item 1A.	Risk Factors	27
Item 6.	Exhibits	39

	Signature	40

	Exhibit Index	41

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue:
Service	$18,515	$13,573
Product sales	4,568	4,618
License fees, content and royalties	13,824	6,776
Total revenue	36,907	24,967

Costs:
Cost of service	4,666	1,680
Cost of products sold	2,187	1,666
Cost of license fees, content and royalties	1,603	--
Amortization of intangible assets arising from business combinations	1,781	699
Total cost of revenue	10,237	4,045
Gross profit	26,670	20,922

Operating expenses:
Research and development	20,687	15,413
Sales, general and administrative	15,233	9,617
Amortization of intangible assets arising from business combinations	1,477	261
Total operating expenses	37,397	25,291

Loss from operations	(10,727)	(4,369)
Interest and other income (expense), net	(396)	1,708
Loss before income tax benefit and equity loss	(11,123)	(2,661)
Income tax benefit	4,331	1,903
Equity in loss from investment in Visyx Technologies Inc.	--	(214)
Net loss	$(6,792)	$(972)

Basic and diluted net loss per share	$(0.20)	$(0.03)

Shares used in computing basic and diluted net loss per share	33,542	33,069

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$71,262	$37,077
Marketable securities	--	8,395
Accounts receivable, net	15,834	23,047
Inventories	4,231	4,077
Receivable from the seller of an acquired business	--	4,954
Income tax receivable	2,110	--
Deferred tax assets, current	2,894	2,984
Other current assets	6,462	5,994
Total current assets	102,793	86,528

Property, plant and equipment, net	31,131	32,969
Goodwill	117,605	114,110
Intangible assets, net	63,460	66,405
Long-term investments	13,500	13,500
Other assets	1,368	1,470
Total assets	$329,857	$314,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,409	$2,124
Other accrued liabilities	9,971	9,735
Accrued compensation and employee benefits	8,965	11,364
Accrued royalties	2,613	3,692
Income taxes payable	2,803	2,756
Accrued restructuring costs	948	2,275
Deferred rent	903	871
Deferred revenue	38,960	15,905
Accrued warranty	1,671	1,728
Total current liabilities	70,243	50,450

Noncurrent deferred tax liabilities	10,291	12,291

Commitments and contingencies (Note 1)

Stockholders' equity:
Common stock, $0.001 par value, 60,000 shares authorized and 33,629 and 33,589 shares issued and outstanding, respectively	34	34
Additional paid-in capital	203,035	203,237
Accumulated other comprehensive income	4,677	601
Retained earnings	41,577	48,369
Total stockholders' equity	249,323	252,241
Total liabilities and stockholders’ equity	$329,857	$314,982

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(6,792)	$(972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,051	1,629
Amortization of intangible assets arising from business combinations	3,258	960
Stock-based compensation expense	1,144	2,440
Equity in loss from investment in Visyx Technologies Inc.	--	214
Deferred income taxes	(2,151)	2,244
Excess tax benefits from stock-based compensation	--	(145)
Tax deficiency from employee stock transactions	(870)	(772)
Changes in operating assets and liabilities:
Accounts receivable, net	7,380	8,131
Inventories	(14)	(1,773)
Other current assets	(363)	149
Other long-term assets	142	637
Accounts payable	1,244	(624)
Other accrued liabilities	599	(115)
Accrued compensation and employee benefits	(2,534)	(1,973)
Accrued royalties	(1,079)	--
Income taxes receivable and payable	(2,114)	(8,654)
Accrued restructuring costs	(1,359)	--
Deferred rent	32	70
Deferred revenue	21,800	2,412
Accrued warranty	(63)	(242)
Net cash provided by operating activities	21,311	3,616

Investing activities
Purchase of property and equipment	(1,027)	(2,287)
Purchase of marketable securities	--	(42,904)
Proceeds from maturities of marketable securities	8,400	25,300
Receivable from the seller of an acquired business and costs related to business acquisition	4,484	--
Net cash provided by (used in) investing activities	11,857	(19,891)

Financing activities
Proceeds from issuance of common stock	3	460
Payment of employee withholding tax in lieu of issuing common stock for restricted stock units vested	(479)	(1,956)
Excess tax benefits from stock-based compensation	--	145
Net cash used in financing activities	(476)	(1,351)

Effect of foreign exchange rate changes on cash and cash equivalents	1,493	(4)
Net increase (decrease) in cash and cash equivalents	34,185	(17,630)
Cash and cash equivalents at beginning of period	37,077	36,120
Cash and cash equivalents at end of period	$71,262	$18,490

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Symyx”) is a global provider of research and development (“R&D”) execution and innovation for the chemicals, energy, life science, consumer product and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation, licenses software for use in customers’ own laboratories, and licenses discovered materials and intellectual property.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Santa Clara, California.

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three-month period ended March 31, 2008 and 2007, and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2008 and 2007 in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (SEC). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at March 31, 2008 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S. GAAP for complete financial statements.

Because all of the disclosures required by U.S. GAAP in complete financial statements are not included herein, these condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2008.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Symyx accounts for equity investments in companies over which Symyx has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method.  Accordingly, Symyx records its proportionate share of income or losses in the condensed consolidated statements of operations. Symyx has eliminated all significant intercompany accounts and transactions.

Use of Estimates

Preparing financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when the Company’s products achieve technological feasibility; and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions. For example, if system failures or the cost to repair systems are significantly greater than the rates used in estimating the accrued warranty, the additional charges could have a material unfavorable impact on the Company's financial results in the relevant period(s).

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of March 31, 2008, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions.

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (equivalent to $7,155,000 using foreign currency exchange rate on March 31, 2008) upon achievement of certain 2008 and 2009 revenue targets with respect to the Company’s Autodose product line. The Company evaluates the likelihood of achieving these targets from time to time. If any of the revenue targets are met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of March 31, 2008.

Revenue Concentration

For the three months ended March 31, 2008 and 2007, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended March 31,
	2008	As % of Total Revenue	2007	As % of Total Revenue
ExxonMobil	$7,709	21%	$11,028	44%
The Dow Chemical Company	5,834	16%	5,472	22%
Total	$13,543	37%	$16,500	66%

The revenue from these customers has been included in the following reportable segments (see Note 6) for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Symyx Research	$9,611	$11,502
Symyx Tools	1,721	2,651
Symyx Software	2,211	2,347
Total	$13,543	$16,500

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service	$7,153	$9,280
Product	1,102	2,335
License fees, content and royalties	5,288	4,885
Total	$13,543	$16,500

Inventories

Raw material inventories consist of purchased parts. Work-in-process inventories consist of fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventories consist of completed systems ready for shipment to customers. At each balance sheet date, the Company examines its ending inventories for possible excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. The Company writes down inventories on hand in excess of forecasted demand and writes off inventories that it considers obsolete. Additionally, remaining inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$344	$269
Work-in-process	3,336	2,707
Finished goods	551	1,101
Total	$4,231	$4,077

Accrued Warranty

The Company offers a warranty on each Symyx Tools system sold to a customer. Warranty terms vary depending upon the product sold and the country in which the transaction takes place. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary.

Changes in the Company’s accrued product warranty during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Balance as of January 1	$1,728	$952
New warranties issued during the period	257	103
Costs incurred during the period on specific systems	(184)	(134)
Changes in liability for pre-existing warranties during the period, including expirations	(130)	(211)
Balance as of March 31	$1,671	$710

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill and Intangible Assets

The Company’s goodwill at March 31, 2008 and December 31, 2007 is reported under two reporting units as follows (in thousands):

	March 31, 2008	December 31, 2007
Symyx Software	$117,136	$113,699
Symyx Tools	469	411
Total	$117,605	$114,110

The Company’s goodwill balance increased $3,495,000 during the three months ended March 31, 2008, primarily due to the effect of foreign currency exchange rate fluctuation on the goodwill recorded by the Company’s subsidiaries in foreign currencies.

Intangible assets are amortized using the straight-line method over their estimated periods of benefit, ranging from one to seven years.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), Goodwill and Other Intangible Assets and SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of identifiable intangibles and goodwill at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that may trigger an impairment review of such assets include:

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

The impairment review process for other intangible assets under SFAS 144 is based on an undiscounted future cash flow approach that uses the Company’s estimates of revenue and estimated costs.

No impairments of goodwill or intangible assets have been identified during any of the periods presented.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Accordingly, the Company adopted certain provisions of SFAS 157 on January 1, 2008 on a prospective basis for its financial assets and liabilities, which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. The Company also elected to delay the adoption of SFAS 157 for its nonfinancial assets/liabilities under FSP 157-2 until January 1, 2009.

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

●   Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

●   Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

●   Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value using Level 1 inputs. The adoption of SFAS 157 had no material effect on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Companies may elect the fair value option under SFAS 159. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided the entity also elects to early adopt SFAS 157. The Company's adoption of SFAS 159 on January 1, 2008 had no material effect on the Company’s consolidated results of operations and financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 had no significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) (SFAS 141(R)), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration in connection with an acquired business at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change our accounting treatment for business combinations taking place after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interest as of March 31, 2008.

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. The Company anticipates no impact upon the adoption of SFAS 161 on its condensed consolidated financial statements.

2.      Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. Accordingly, no shares were purchased during the three months ended March 31, 2008 or 2007. As of March 31, 2008, there were 1,570,370 shares of common stock available for future purchase under the ESPP.

The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units, and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of its Board of Directors. During the three months ended March 31, 2008 and 2007, the Company granted options to purchase 57,500 and 0 shares of common stock, respectively, under its stock option plans. As of March 31, 2008, 1,593,948 shares were available for issuance under the Company’s various stock option plans.

The Company valued options granted in the three months ended March 31, 2008 using the Black-Scholes method with the following valuation assumptions:

	Range	Weighted-Average
Expected dividend	0% - 0%	0%
Risk-free interest rate	3.5% - 3.5%	3.5%
Expected volatility	46% - 47%	47%
Expected life (in years)	4.1 – 5.1	4.7

In March 2008, the Compensation Committee of the Board of Directors cancelled performance-based restricted stock for the 91,100 shares of the Company’s common stock granted to its executive officers in 2007 due to the Company’s failure to achieve applicable 2007 performance targets.

The Company recognized stock-based compensation expense related to all of its share-based awards of $1,144,000 and $2,440,000 during the three months ended March 31, 2008 and 2007, respectively, recognized in the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of products sold	$60	$53
Research and development	370	941
Sales, general and administrative	714	1,446
Total	$1,144	$2,440

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The computation of the weighted-average number of shares outstanding for the three months ended March 31, 2008 and 2007 was (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted-average shares of common stock outstanding	33,615	33,160
Less: weighted-average restricted stock	(73)	(91)
Weighted-average shares used in computing basic and diluted net loss per share	33,542	33,069

For the three months ended March 31, 2008 and 2007, respectively, the Company excluded approximately 6,876,000 and 6,988,000 potentially dilutive shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted stock units because they had an antidilutive effect due to net losses recorded in each of those periods.

4.      Related Party Transactions

The Company entered into a Collaborative Development and License Agreement with Intermolecular, Inc. (Intermolecular) in March 2005, and an Alliance Agreement in December 2005. Under these agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bears its own expenses. These agreements were amended in November 2007. Under the amended agreements, the Company committed to fund an aggregate of $2,057,000 in research and capital equipment expenditures. The Company expects to satisfy the remaining $537,000 of this commitment in 2008. Furthermore, in August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Steven D. Goldby, the Company’s executive chairman of Board of Directors, is a director of Intermolecular. For the three months ended March 31, 2008 and 2007, the Company recognized royalty revenue from Intermolecular of $52,000 and $56,000, respectively, and as of March 31, 2008 and December 31, 2007, recorded $84,000 of deferred revenue from Intermolecular.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (Visyx). The Company had a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer, is a Visyx board member. During the three months ended March 31, 2007, the Company reported a $214,000 equity loss based on its share of the loss reported by Visyx, in accordance with the equity method of accounting. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. The Company will share in future distributions, if any, subject to certain preferred stock liquidation preferences. The Company does not have any commitments to fund this entity. As of March 31, 2008, the Company had a $0 carrying value of this investment.

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.      Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(6,792)	$(972)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of tax	(1)	(4)
Foreign currency translation adjustment	4,077	19
Other comprehensive income	4,076	15
Comprehensive loss	$(2,716)	$(957)

6.      Segment Disclosure

SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM) when deciding how to allocate resources and in assessing performance. Symyx’s Chief Executive Officer is its CODM. The CODM evaluates company performance based on consolidated profit or loss from operations before income taxes. In making operating decisions, the CODM primarily considers consolidated financial information accompanied by disaggregated information about revenue. Revenue is defined as revenue from external customers.

Symyx allocates research personnel time to each collaboration arrangement on a full-time-equivalent basis but does not allocate actual research and development expenses to each collaboration or business segment. The Company does not have sufficient resources or methods to adequately assess performance below the revenue level.  Therefore, financial performance, including depreciation and amortization and capital expenditures, is not reported on a segment basis.

Revenue is disaggregated into:

•
Symyx Research – research services and license of discovered materials and methodology patents, and royalties due the Company upon successful commercialization of products incorporating materials discovered in the Company’s research collaborations

•	Symyx Tools – sale of select laboratory systems and associated software and intellectual property
•
Symyx Software – license of electronic laboratory notebook, lab execution and experiment analysis, logistics and decision support software, subscriptions to scientific content, and provision of associated support, maintenance, and consulting services

Beginning in 2008, the Company reported its revenue from licensing materials and intellectual property in the Symyx Research segment. Prior year presentation has been conformed to this change.

The disaggregated financial information regarding revenue reviewed by the CODM is as follows (in thousands):

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31, 2008
	Service	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$7,789	$--	$3,302	$11,091
Symyx Tools	1,224	4,568	--	5,792
Symyx Software	9,502	--	10,522	20,024
Total	$18,515	$4,568	$13,824	$36,907

	Three Months Ended March 31, 2007
	Service	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$9,871	$--	$4,332	$14,203
Symyx Tools	1,135	4,618	8	5,761
Symyx Software	2,567	--	2,436	5,003
Total	$13,573	$4,618	$6,776	$24,967

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers based on the ship-to address (in thousands).

	Three Months Ended March 31,
	2008	2007
United States	$22,392	$23,196
North America (excluding United States)	129	88
Asia	2,291	196
Europe, Mid-East and Australia	12,095	1,487
Total	$36,907	$24,967

The table below shows revenue by location (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue generated by U.S. operations	$30,973	$24,688
Revenue generated by non-U.S. operations	5,934	279
Total revenue from external customers	$36,907	$24,967

The table below shows long-lived assets (excluding non-current deferred tax assets) by location (in thousands):
.

	March 31, 2008	December 31, 2007
Long-lived assets in U.S.	$190,402	$195,246
Long-lived assets in non-U.S. countries	36,662	33,207
Total long-lived assets	$227,064	$228,453

7.      Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Because some of the intangible assets related to the Autodose acquisition were recorded in foreign currencies, the balance of these intangible assets may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. The estimated weighted-average useful lives and carrying amounts of these intangible assets at March 31, 2008 and December 31, 2007 were as follows (in thousands, except for useful lives):

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		March 31, 2008
	Weighted- Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,664)	$466
Trade name	3.4	1,827	(379)	1,448
Core/developed technology	5.7	23,781	(9,392)	14,389
Customer relationships	7.8	40,219	(5,097)	35,122
Proprietary content	6.0	7,800	(650)	7,150
License agreements	3.0	4,400	(734)	3,666
Bargain lease	8.0	1,300	(81)	1,219
Total intangibles	6.6	$82,457	$(18,997)	$63,460

		December 31, 2007
	Weighted- Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,591)	$539
Trade name	3.4	1,774	(226)	1,548
Core/developed technology	5.7	23,463	(8,200)	15,263
Customer relationships	7.8	40,042	(3,755)	36,287
Proprietary content	6.0	7,800	(325)	7,475
License agreements	3.0	4,400	(366)	4,134
Bargain lease	8.0	1,300	(41)	1,259
Total intangibles	6.6	$81,909	$(15,504)	$66,405

In the three months ended March 31, 2008 and 2007, the Company recorded amortization expenses of intangible assets of $3,331,000 and $1,033,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2008	$9,902
2009	11,963
2010	10,057
2011	8,367
2012	7,354
Thereafter	15,817
Total	$63,460

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.      Income Taxes

The effective income tax rate was calculated according to FASB Interpretation No. 18, Accounting for Income Taxes for Interim Periods, in the period during which the Company’s ordinary loss exceeded its anticipated annual loss. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2008	2007
Federal statutory rate	35%	35%
State taxes, net of federal impact	7%	18%
Permanent difference related to stock-based compensation	(2%)	(16%)
Permanent difference related to research credits	0%	15%
Permanent difference related to tax-exempt interest	0%	19%
Other individually immaterial items	(1%)	(5%)
Effective income tax rate	39%	66%

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

9.   Bank Credit Facility

On September 28, 2007, the Company entered into a Credit Agreement (Credit Agreement) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent provided a $25 million aggregate commitment for a two-year revolving credit facility (Facility) and issuances of letters of credit for the Company’s account, secured by substantially all of the Company’s assets, other than intellectual property.

Loans under the Credit Agreement will bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) for U.S. dollar loans, a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As of March 31, 2008, the Company had no outstanding borrowings under the Facility and was in compliance with all financial covenants related to the Facility.

10.   Business Combination

On October 1, 2007, the Company acquired MDL for $123,000,000 in cash. Of the cash paid, the parties placed $10,000,000 in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of certain pre-closing intercompany transactions. The escrow account was subsequently reduced due to a net working capital adjustment that resulted in a payment of $4,954,000 to the Company in March 2008.

The total preliminary purchase price for this acquisition was $121,804,000, consisting of approximately $118,046,000 in cash ($123,000,000 cash paid, net of $4,954,000 working capital adjustments received), and $3,758,000 in transaction costs, consisting of legal and other professional service fees. During the three months ended March 31, 2008, the restructuring charges associated with the MDL acquisition and recorded to goodwill decreased by $179,000.

SYMYX TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The purchase price was preliminary primarily because the parties had not determined the final amount to be released to Seller from the fore-mentioned escrow account.

11.           Restructuring Charges

On October 2, 2007, in connection with the MDL acquisition, the Company announced a restructuring plan to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The remaining balance, which was associated with the termination of employees of the acquiring company, was recorded as part of the Company’s operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of March 31, 2008, the Company completed the majority of the restructuring plan. Estimated costs to complete the restructuring plan in the amount of $948,000 are expected to be paid out in the second quarter of 2008. The following table illustrated the change in accrued restructuring costs during the three months ended March 31, 2008 (in thousands):

2008
Balance as of January 1, 2008	$2,275
New charges accrued during the period	110
Payments made during the period	(1,359)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(78)
Balance as of March 31, 2008	$948

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Quarterly Report on Form 10-Q (”Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Typically, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology, are used to identify these forward-looking statements. These forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements appear throughout this Report and are statements regarding the Company’s current expectation, belief or intent, primarily with respect to its operations and related industry developments.  There can be no assurance that these statements will prove to be correct.

You should not place undue reliance on these forward-looking statements. A variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in Part II, Item 1A of this Report under the heading “Risk Factors.” All forward-looking statements speak as of the date on which they were made, based on information available to the Company at such date. The Company assumes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise.  In addition, the Company cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008 (SEC File No. 000-27765).

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Symyx Technologies, Inc.  (Symyx or the Company) is a scientific research and development (R&D) integration partner to leading companies in the life sciences, chemical, energy, consumer products and electronics industries. With scientific R&D under tremendous economic and technical pressure, we help companies reduce R&D risk and enhance R&D productivity to enable them to bring more and better products to market quickly and cost-effectively. Our technology platform combines Symyx Software (electronic lab notebooks, lab execution and analysis, logistics and decision support software, and scientific content), Symyx Tools (modular and integrated workflows that can be enhanced by Symyx Software) and Symyx Research (collaborative research and directed services) to support the R&D process.

We work with customers through our Symyx Software, Symyx Tools and Symyx Research offerings. With Symyx Software, we help address customer needs for greater data access and integration across the enterprise, improving their ability to search, manage, manipulate and store internal and external research data as well as to manage their intellectual property. On October 1, 2007, we acquired MDL Information Systems, Inc. (MDL), a leading provider of innovative informatics software, databases and services that accelerate successful scientific R&D by improving the speed and quality of scientists’ decision making. With this acquisition, Symyx Software became the largest of our three business areas.

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

We generate revenue and cash flows from operations from the following:

•	licensing Symyx Software;
•	subscriptions to certain scientific content;
•	software services and support;
•	selling and supporting Symyx Tools;
•	providing research services; and
•	licensing our discovered materials, and intellectual property.

Highlights for the quarter ended March 31, 2008 include:

•
At $36.9 million, revenue for the quarter was up 48% over the first quarter of 2007, driven by significant growth in Symyx Software, which offset a period-to-period decline in Symyx Research revenue.  Symyx Tools was flat compared to the first quarter of 2007.

•	We exited the quarter with a strong cash position. At quarter end, cash and cash equivalents totaled $71.3 million.
•
Our net loss per share was $0.20, slightly better than our expectations due to slower-than-planned hiring and lower recruiting expenses, savings in consulting expenses and reduced stock-based compensation expenses, partially offset by higher costs of goods sold in Symyx Tools.

•	We continued to see sequential improvement in our renewal rates for recurring revenue in Symyx Software, with first quarter renewals better than expected.
•	We substantially completed the operational Integration of MDL.
•	We continue to make significant investments in our sales and marketing efforts as we pursue our plans for fiscal 2008 and 2009.
•
We have made significant changes to our Board of Directors, adding Timothy Harkness and Chris van Ingen, who in the first quarter of 2008 replaced two retiring members, Anthony Muller and Thomas Baruch.  Two other long-standing members, Kenneth Nussbacher and Mario Rosati, also informed us they will not stand for re-election at our June 16, 2008 annual meeting of stockholders.

•
We offered new Symyx Tools, and initiated life science services in Symyx Research.  Following the end of the quarter, Symyx Software released Symyx Notebook 6.0, our enterprise Electronic Laboratory Notebook platform.

Our net loss for the quarter ended March 31, 2008 was $6.8 million, compared to a net loss of $972,000 for the quarter ended March 31, 2007. These results included expenses relating to amortization of intangible assets arising from business combinations of approximately $3.3 million and $960,000, respectively. The increase in amortization during the three-months ended March 31, 2008 was due to our acquisition of MDL in October 2007.

We recognized stock-based compensation expense of $1.1 million and $2.4 million, respectively, during the three months ended March 31, 2008 and 2007, impacting our results of operations for the respective periods as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Costs of revenue	$60	$53
Research and development	370	941
Sales, general and administrative	714	1,446
Total	$1,144	$2,440

Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles; assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products; when our products achieve technological feasibility; and the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.  Our critical accounting policies and estimates are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have not materially changed these policies except for the accounting policy related to foreign currency translations as noted below.

Foreign Currency Translation

We account for foreign currency translation in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, as amended. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction gains (losses) derived from monetary assets and liabilities stated in a currency other than the functional currency and recognized in results of operations were ($622,000) and $24,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The effect of foreign currency rate changes on cash and cash equivalents was $1.5 million and ($498,000) as of March 31, 2008 and December 31, 2007.

Results of Operations

Revenue

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Service	$18,515	$13,573	$4,942	36%
Product Sales	4,568	4,618	(50)	(1)%
License fees, content and royalties	13,824	6,776	7,048	104%
Total revenue	$36,907	$24,967	$11,940	48%

The increase in service revenue for the three months ended March 31, 2008 was primarily due to the additional $7.0 million software maintenance and consulting revenue generated by the Symyx Software group resulting from the MDL acquisition, partially offset by the $2.1 million decrease in service revenue generated by the Symyx Research group. Product sales for the quarter ended March 31, 2008 was relatively flat compared with the same quarter last year. License fees, content and royalties increased in the quarter ended March 31, 2008 compared to the same quarter last year due to additional software license fees and content subscription revenue from the MDL acquisition.

ExxonMobil and The Dow Chemical Company (Dow) accounted for $7.7 million and $5.8 million of total revenue, respectively, for the three months ended March 31, 2008, and for $11.0 million and $5.5 million of total revenue, respectively, for the same period in 2007. We expect a significant portion of our total revenue will continue to be generated from a few key customers in fiscal 2008. However, with the MDL acquisition in October 2007, we expect to decrease the concentration of our revenue as it becomes distributed across a larger base of customers. We believe ExxonMobil and Dow will continue to be major contributors to our revenue in the near term, but expect Symyx Research revenue to decrease materially in 2008 as our main alliance agreement with ExxonMobil expires May 31, 2008.

The revenue, and corresponding percent of revenue by each revenue component, from our major customers is as follows (in thousands):

	Three Months Ended March 31,
	2008		2007
Service	$7,153	39%	$9,280	68%
Product sales	1,102	24%	2,335	51%
License fees, content and royalties	5,288	38%	4,885	72%
Total	$13,543	37%	$16,500	66%

We segregate revenue as follows (in thousands):

	Three Months Ended March 31,
	2008	Change over Previous Year	2007

Symyx Research	$11,091	(22%)	$14,203
Symyx Tools	5,792	1%	5,761
Symyx Software	20,024	300%	5,003
Total	$36,907	48%	$24,967

Symyx Research

The Symyx Research group generates revenue primarily from providing directed and collaborative research services, and from licensing materials and intellectual property.

The decrease in Symyx Research revenue for the three months ended March 31, 2008 from the same period in 2007 resulted primarily from reduced collaboration research revenue from ExxonMobil and Dow. The collaborative research component of our alliance with ExxonMobil expires May 31, 2008. In January 2008, we entered into a Research and License Agreement (RLA) effective January 1, 2008 with ExxonMobil which partially replaces or extends certain projects in Research. However, with the net decline in research revenue from ExxonMobil following expiration of the primary alliance agreement in May 2008, we expect research revenue from ExxonMobil and Dow to decline up to 50% in the second half of 2008 as compared to the first half of 2008. We have initiatives in research services for the chemical, energy and life science industries, and in forming partnerships or new ventures in these areas intended to offset some or all of this decline, but can provide no assurances these initiatives will be successful. If they are not successful, our financial condition and results of operations will be materially and adversely affected.

Symyx Tools

The Symyx Tools group generates revenue primarily from the sale of Symyx Tools systems and associated software and intellectual property.

Symyx Tools revenue for the three months ended March 31, 2008 was relatively flat year over year with slightly higher revenues in the Academic sector offset by a corresponding decrease in the chemicals sector. Historically our tools revenue is driven by our customers’ capital spending, which tends to be heavier in the later part of the calendar year. Our first quarter Symyx Tools revenue reflected this pattern and is not indicative of our full year expectations of Tools revenue.  If this trend does not continue or our customers' purchases are less than what we anticipate, our financial condition and results of operations will be materially adversely affected.

Symyx Software

The Symyx Software group generates revenue primarily from the licensing of software, including former MDL products constituting the Isentris (Isentris Platform), Laboratory Execution and Analysis (LEA) and Electronic Laboratory Notebook (ELN), subscription of content, and providing associated support, maintenance and consulting services.

Software revenue increased 300% in the three months ended March 31, 2008 over the same period in 2007 primarily due to our acquisition of MDL in October 2007. Of the $15 million increase in Software revenue, we attributed $14.1 million to the products we acquired through the MDL acquisition and related services. In the near future, we expect Symyx Software revenue to continue to increase sequentially.

Costs of Revenue

With the MDL acquisition, we have significantly increased our software consulting and maintenance revenue and the costs associated with these revenue streams. Starting in the fourth quarter of 2007, we reclassified certain operating expenses related to software consulting and software and hardware maintenance as a cost of service revenue. We also reclassified certain operating expenses to costs of revenue related to amortization of intangible assets arising from business combinations that were related to software licensed or product sold. Costs associated with providing collaborative research services are included with research and development expenses and is not included as a cost of revenue.

The increase of $5.7 million in cost of service, cost of license fees, content and royalties, and amortization of intangible assets arising from business combinations from the three-month period ended March 31, 2007 to the three-month period ended March 31,2008 was primarily due to costs associated with the increase in revenue resulting from the MDL acquisition.

Cost of products sold was approximately $2.2 million, or 48% of product sales revenue for the three months ended March 31, 2008, compared to $1.7 million, or 36% of product sales revenue for the same period in 2007. The increase in the cost of products sold as a percentage of product sales revenue in the current period was primarily due to an integrated workflow sold to an academic institute at a low profit margin.

Other Operating Expenses

	Three Months Ended March 31,
	2008			2007
	Amount ( in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount ( in 000’s)	As a Percentage of Total Revenue
Research and development	$20,687	56%	34%	$15,413	62%
Sales, general and administrative	15,233	41%	58%	9,617	39%
Amortization of intangible assets arising from business combinations	1,477	4%	466%	261	1%
Total operating expenses	$37,397	101%	48%	$25,291	101%

Research and Development (R&D) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

Total R&D expenses for the three months ended March 31, 2008 were $20.7 million, an increase of approximately 34% from the same period in 2007. The increase was primarily due to the increase in salaries and other personnel-related expenses for the additional headcount added in connection with the MDL acquisition.

R&D expenses represented 56% and 62% of total revenue in the three months ended March 31, 2008 and 2007, respectively. The innovations and advances generated by our research laboratories support our research services, Symyx Tools and Symyx Software operations, and generate intellectual property and discovered materials. We believe our market opportunity is significant and that continued investment across our business segments is necessary for long-term success. Accordingly, we expect to continue to devote significant resources to R&D.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in the first three months of 2008, for whom we conducted research and development, together with the date upon which the current contract ends and the primary focus of the collaborations. Contracts may only be extended by mutual agreement between us and the collaborative partner.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts

Dow	12/31/2009	Catalysts for certain commodity chemicals
ExxonMobil	5/31/2008	Catalysts for certain commodity chemicals including olefins

Research and development includes those activities performed on behalf of certain alliance partners including Dow and ExxonMobil. As we do not track fully burdened R&D costs or capital expenditures by project, these amounts are not included in costs of service. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended March 31,
	2008	2007
Projects funded by collaborative partners	41%	64%
Projects funded internally:
Software development	49%	25%
Tools development	6%	7%
Research	4%	4%
Total	100%	100%

Sales, General and Administrative (SG&A) Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as outside legal and accounting fees. SG&A expenses for the three months ended March 31, 2008 were $15.2 million, an increase of 58% from $9.6 million for the same period in 2007, and represented 41% and 39% of total revenue for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to increased personnel costs related to the MDL acquisition as well as the expansion of our sales force to pursue growth in our target markets. We have invested heavily, and believe it is necessary and advisable to continue to invest, in our leadership and sales and support teams and our marketing activities to capitalize on our market opportunities.

Amortization of Intangible Assets Arising from Business Combinations

As disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements, we amortize intangible assets arising from business combinations on a straight-line basis over their estimated useful lives. For the three months ended both March 31, 2008, we recorded $3.3 million amortization expense related to these acquisitions, including $1.8 million as cost of revenue and $1.5 million as operating expenses. For the three months ended March 31, 2007, we recorded $960,000 amortization expense related to acquisitions, including $699,000 as cost of revenue and $261,000 as operating expenses. The increase in amortization of intangible assets from 2007 to 2008 was due to the MDL acquisition.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended March 31, 2008 consisted of $226,000 net interest income and $622,000 net loss from foreign currency exchange. Interest and other income (expense), net, for the three months ended March 31, 2007 was $1.7 million, consisting principally of interest income. Our interest income represents interest earned on our cash, cash equivalents and marketable securities. Interest income for the three months ended March 31, 2008 decreased significantly from the same period of 2007 due to the significantly lower investment balance in 2008 following the MDL acquisition. In the three months ended March 31, 2008, appreciation of foreign currencies against the U.S. dollar resulted in significant unfavorable impact on our other expenses.

Provision for Income Taxes

We recorded income tax benefits of $4.3 million and $1.9 million, respectively, for the three months ended March 31, 2008 and 2007. The effective income tax rate was 39% and 66% for the three-month periods ended March 31, 2008 and 2007, respectively. The effective income tax rate for the first quarter of 2007 was significantly higher than our statutory rate of 40% due to the recognition of income tax benefits according to FIN 18, Accounting for Income Taxes for Interim Periods, in the period during which our ordinary loss exceeded the anticipated annual loss. See Note 8 of Notes to Condensed Consolidated Financial Statements for a list of items that impacted our effective income tax rate. We expect our effective income tax rate for each of the remaining three quarters of fiscal 2008 be approximately 40%.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any tax authorities.  Because we used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2003 for federal and California tax purposes.

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (Visyx). We had a 45% voting right in relation to our shareholding. During the three months ended March 31, 2007, we reported a $214,000 equity loss based on our share of the loss reported by Visyx, in accordance with the equity method of accounting. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. We will share in future distributions, if any, subject to certain preferred stock liquidation preferences. We do not have any commitments to fund this entity. As of March 31, 2008, we had a $0 carrying value of this investment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Accordingly, we adopted certain provisions of SFAS 157 on January 1, 2008 on a prospective basis for our financial assets and liabilities, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. We also elected to delay the adoption of SFAS 157 for our nonfinancial assets/liabilities under FSP 157-2 until January 1, 2009.

SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

●   Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

●   Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

●   Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value using Level 1 inputs. The adoption of SFAS 157 on January 1, 2008 had no material effect on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Companies may elect the fair value option under SFAS 159. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no material effect on our consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. Prior to adoption, we recognized these non-refundable advance payments as an expense upon payment. The adoption of EITF 07-3 had no significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) (SFAS 141(R)), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. We do not have any noncontrolling interest as of March 31, 2008.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. We do not anticipate the adoption of SFAS 161 will have material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At March 31, 2008, we had cash, cash equivalents and marketable securities of approximately $71.3 million, an increase of $25.8 million from December 31, 2007, including a $5.0 million working capital adjustments received from the seller of MDL.

Our operating activities provided $21.3 million and $3.6 million of cash during the three months ended March 31, 2008 and 2007, respectively. The significant increase in the current period was primarily due to timely collections against annual renewals of recurring maintenance and content revenue streams in our Symyx Software business, more than half of which occur in the first calendar quarter of each year, and to collections against Symyx Tools for which greater shipments occur at the end of the year. Given these factors, we expect our first quarter cash flow will typically be the highest of any quarters during a given year, and therefore our balance of cash, cash equivalents and marketable securities will generally decline for the remainder of 2008.

In accordance to the provisions of SFAS 123R, we classified $0 and $0.1 million of excess tax benefits for the three months ended March 31, 2008 and 2007, respectively, as an operating cash outflow and a financing cash inflow.

Net cash provided by investing activities during the three months ended March 31, 2008 was $11.9 million, primarily due to the fact that proceeds from the maturities of marketable securities during the quarter had been invested in securities that were considered cash equivalents as well as the receipt of a $5.0 million working capital adjustments from the seller of MDL, partially offset by additional payments of transaction costs associated with this acquisition. Net cash used in investing activities during the three months ended March 31, 2007 was $19.9 million, primarily due to the investment of cash in marketable securities. The timing of purchases, sales and maturity of securities and purchases of property and equipment will cause a fluctuation in cash flows from investing activities from period to period.

Net cash used in financing activities during the three months ended March 31, 2008 and 2007 was $476,000 and $1.4 million, respectively, primarily due to the payment of employee withholding taxes in lieu of issuing common stock upon the vesting of restricted stock units.

Current liabilities as of March 31, 2008 increased by $19.8 million compared to December 31, 2007 primarily due to the increase in deferred revenue, reflecting the seasonally highest first quarter renewals of maintenance and content subscriptions in our Symyx Software business.

We believe our current cash, cash equivalents and marketable securities balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the coming year. Nonetheless, we may choose to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of March 31, 2008, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions. We are not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced or the claim is made.

Contingencies

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the former stockholders of Autodose SA are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (or equivalent to $7,155,000 using foreign currency exchange rate in effect on March 31, 2008) upon the achievement of certain 2008 and 2009 revenue targets with respect to our Autodose product line. We evaluate the possibility of achieving these targets from time to time. If any of the revenue targets are met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of March 31, 2008.

Off Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2008. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended March 31, 2008 were as follows:

•
We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party bears its own expenses. These agreements were amended in November 2007. Under the amended agreements, we committed to fund an aggregate of $2,057,000 in research and capital equipment expenditures. We expect to satisfy the remaining $537,000 of this commitment in 2008. Furthermore, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Steven D. Goldby, our executive chairman, is a director of Intermolecular. During the three months ended March 31, 2008, we recorded $52,000 in royalty revenue from Intermolecular.

•
In November 2006, we incorporated Visyx Technologies Inc. and provided funding of $400,000 as well as rights to certain intellectual property in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. We have a 45% voting right in relation to our shareholding. Isy Goldwasser, our chief executive officer, is a board member of Visyx. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. We will only share in future distributions, if any, subject to certain preferred stock liquidation preferences. We do not have any commitments to fund this entity. As of March 31, 2008, we had a $0 carrying value of this investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2008, there were no material changes to the market risk disclosures reported in our Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that , our disclosure controls and procedures were effective as of March 31, 2008.

(b)	Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating the Company’s business, you should carefully consider the following risks, as well as other information contained in this Report.  If any of the following risks actually occurs, our business, financial condition and operating results could be harmed.  The risks and uncertainties listed are not the only risks and uncertainties facing the Company.  Additional risks and uncertainties the Company has not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

*We depend on a small number of key customers for a large portion of our revenues.  If we lose any of our key customers or a key customer significantly reduces its business with us, our business, financial condition and results of operations would be adversely affected.

We have depended on a relatively small number of key customers, such as ExxonMobil and Dow, for a large portion of our revenues, and expect ExxonMobil, Dow and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. In particular, our revenue from ExxonMobil is expected to be approximately $25 to $27 million in fiscal 2008 and approximately $16 to $19 million in fiscal 2009, declining from $36.5 million in fiscal 2007. Our revenue from Dow is expected to be approximately $25 to $27 million in fiscal 2008 and approximately $21 to $25 million in fiscal 2009, declining from $35.3 million in fiscal 2007.  With the net decline in research revenue from ExxonMobil following expiration of the primary alliance agreement in May 2008, we expect research revenue from ExxonMobil and Dow to decline up to 50% in the second half of 2008 as compared to the first half of 2008. We have initiatives in research services for the chemical, energy and life science industries, and in forming partnerships or new ventures in these areas intended to offset some or all of this decline, but can provide no assurances these initiatives will be successful.  If we are not able to replace these anticipated decreases in fiscal 2008-2009 with new revenue from ExxonMobil, Dow or other customers, our business, operating results and financial condition will be materially and adversely affected.

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

*Fluctuation in foreign currency exchange rates may materially affect our financial condition and results of operations.

With the acquisition of MDL, we have significantly increased our exposure to foreign currency fluctuations. A significant portion of our business is now denominated in currencies other than our functional currencies or our reporting currency for consolidated financial statements. Material changes in foreign currency exchange rates may materially and adversely affect our financial condition and results of operations.

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

We believe our current cash, cash equivalents and marketable securities, our bank credit facility, and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements and other liquidity requirements associated with our existing operations for at least the next twelve months.  Nonetheless, we may be required to raise additional funds through a public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may contain restrictive covenants which can restrict our business. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed, or on terms favorable to us, will harm our business and operating results.

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

*Our investments could lose market value and consequently harm our ability to fund continuing operations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we may maintain a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as marketable and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in United States currency.

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

•	a provision that prohibits our stockholders from acting by written consent without a meeting;

•	a provision authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision that permits only the Board of Directors, the President or the Chairman to call special meetings of stockholders; and

•	a provision that requires advance notice of items of business to be brought before stockholders meetings.

These provisions can be amended only with the vote of the holders of 66 2/3% of our outstanding capital stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

*10.34(4)	Fiscal Year 2008 Base Salaries and Target Bonus Payouts for Executive Officers

*10.35(4)	Symyx Technologies, Inc.’s Offer Letter to Rex S. Jackson Dated January 30, 2007

*10.36(4)	Symyx Technologies, Inc.’s Offer Letter to Timothy E. Campbell Dated February 6, 2007

*10.37(4)	Symyx Technologies, Inc.’s Offer Letter to Richard Boehner Dated March 13, 2007

31.1(4)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(4)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(4)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 12, 2007.

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4) Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 12, 2008	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

*10.34(4)	Fiscal Year 2008 Base Salaries and Target Bonus Payouts for Executive Officers

*10.35(4)	Symyx Technologies, Inc.’s Offer Letter to Rex S. Jackson Dated January 30, 2007

*10.36(4)	Symyx Technologies, Inc.’s Offer Letter to Timothy E. Campbell Dated February 6, 2007

*10.37(4)	Symyx Technologies, Inc.’s Offer Letter to Richard Boehner Dated March 13, 2007

31.1(4)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(4)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(4)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 12, 2007.

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4) Filed here within.