Form 10-K/A
period 2007-12-31
SYMYX TECHNOLOGIES INC
filed 2008-05-13
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Original Filing”) and amended on April 29, 2008 (the "First Amended Filing") is being amended and filed with the SEC to correct certain information contained on the First Amended Filing. We have also included herein the changes made in the First Amended Filing.

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

Timothy Harkness has served as a director since March 2008. Mr. Harkness was most recently Senior Vice President and Chief Financial Officer at Nektar Therapeutics, Inc., a biopharmaceutical company. From 1998 through April 2007, Mr. Harkness served as Chief Financial Officer of Molecular Devices Corporation, an international life sciences tools company, which was acquired by MDS, Inc. Previously, Mr. Harkness was in the health care investment banking group at Montgomery Securities and at Arthur Andersen. He serves as a director of FortéBio, Inc., a life sciences tools company. Mr. Harkness holds a B.B.A. from the University of Wisconsin, and an M.B.A. from Stanford University.

Kenneth J. Nussbacher has served as a director since February 1995. Mr. Nussbacher has been a Fellow of Affymetrix, Inc. since August 2000. Before that, Mr. Nussbacher was Executive Vice President of Affymetrix from 1995 to 2000 and Executive Vice President and Chief Financial Officer from 1995 to 1997. Mr. Nussbacher also serves as a director of Xenoport, Inc.  Mr. Nussbacher holds a B.S. from The Cooper Union and a J.D. from Duke University.

Mario M. Rosati has served as a director since September 1994. Mr. Rosati has been with the Palo Alto, California law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation since 1971, first as an associate and then as a member since 1975. Mr. Rosati also serves as a director of Aehr Test Systems, Sanmina-SCI Corporation and Vivus, Inc. Mr. Rosati holds a B.A. from the University of California, Los Angeles and a J.D. from the University of California, Berkeley, Boalt Hall School of Law.

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

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently composed of three directors: Messrs. Nussbacher, Harkness and van Ingen.  As Mr. Nussbacher will not be standing for reelection, Mr. Pasternack will replace Mr. Nussbacher on the Audit Committee effective at the Annual Meeting.  Mr. Harkness is the current chairperson of the Audit Committee. The Board has determined that Messrs. Nussbacher, Pasternack, Harkness and van Ingen meet the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq listing standards with respect to audit committee members.  Our Board has also determined that Mr. Harkness meets the definition of “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act.

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

•
W. Henry Weinberg – Dr. Weinberg’s annual base salary in 2006 was $400,000.  His salary was increased by 5% to $420,000 effective January 1, 2007.  The increase was largely based upon adjustments to reflect cost of living increases and his contributions to achieving our strategic objectives and the Compensation Committee’s desire to keep Dr. Weinberg’s base salary consistent with Mr. Goldby’s base salary as discussed above.  On January 8, 2008, Dr. Weinberg ceased to be an executive officer and became a part-time employee.  As a result of this change, his base salary was decreased to $252,000.  His base salary as a part-time employee is a direct reflection of his continued importance to achieving our strategic objectives in his new role as our Chief Scientific Officer, but has been adjusted on a proportional basis to reflect his part-time status.

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

The Bonus Plan provides for an annual cash bonus target based on a percentage of an executive’s annual base salary and our reaching certain specified financial performance goals during the applicable fiscal year.   The salary percentage that an executive officer is eligible to receive is a function of his role in the company and, for certain of our current executive officers, the percentage the executive officer negotiated when he was hired.  In 2007, with the exception of Mr. Boehner and Mr. Campbell, our executive officers were eligible for up to 65% of the base salary if the company performed at plan, and up to 100% of the base salary if the company over-performed, in the form of a cash incentive payment as this falls within the 75th percentile of the cash incentive compensation paid to similarly situated executives of the organizations comprising the Compensation Peer Group. Due to the strong business development component of Mr. Boehner’s position, the Compensation Committee put greater emphasis on the incentive component of his compensation package.  As a result, Mr. Boehner was eligible to receive up to 150% of his base salary in the form of a cash incentive payment.  In consideration of the time it will take for the strategic initiatives that Mr. Boehner will be working on to reach fruition, for 2007 Mr. Boehner was guaranteed a cash incentive payment equal to 66⅔% of his base salary.  In no event can the amount of an annual cash bonus for any executive officer exceed $1,500,000 for any given year.  The salary percentages for our executive officers in 2007 are set forth in the table below.

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

Each of the two performance measures set forth above was determined independently and contributes toward the total score used to calculate eligible bonus amount. Individual bonus determinations are based upon the total score from both performance measures and were paid based upon the following:

Total Score	0	25		50		100		150
Bonus as a Percentage of Salary(1)	0%	16.25	%(2)	32.50	%(3)	65	%(4)	100	%(5)
__________
(1)	Based upon the salary as in effect at the end of the fiscal year.
(2)	Mr. Campbell was eligible to receive 12.5% of his base salary.
(3)	Mr. Campbell was eligible to receive 25% of his base salary.
(4)	Mr. Boehner was eligible to receive 100% of his base salary and Mr. Campbell was eligible to receive 50% of his base salary.
(5)	Mr. Boehner was eligible to receive 150% of his base salary.

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

In 2006, we began granting full-value restricted stock units as part of the equity incentive compensation paid to our executive officer employees.  The Compensation Committee’s decision was based on a number of factors, including its desire to increase retention, recognize the volatility of our stock price, and facilitate actual stock ownership. The Compensation Committee also considered the impact on dilution and the accounting consequences associated with performance-based restricted stock units in light of FAS 123R. As a result of this decision, no option grants were made to our executive officers in 2006. The restricted stock units granted included both performance and time-based vesting.  Restricted stock units that vest over time are used as retention tools.  These grants typically vest in annual installments over three years, with 50% vesting on the first anniversary of the grant date, 33% vesting on the second anniversary and the remainder vesting on the third anniversary. The Compensation Committee also grants restricted stock units that vest upon meeting certain performance milestones that the Compensation Committee believes are key drivers of the company’s stock price, such as revenue targets, and are therefore aligned with increasing stockholder value.  The conversion ratio at which employees were granted restricted stock units as opposed to stock options ranged from 1:2 to 1:5.

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

During 2007, Dr. Weinberg, our Chief Technology Officer, received housing and other living expenses in the aggregate amount of $138,000.  The President of our Symyx Research division received housing and other living expenses in the aggregate amount of $21,962, relocation assistance in the aggregate amount of $15,000 and tax reimbursements and gross-up payments in the aggregate amount of $23,639. Payments related to the relocation assistance included amounts to cover resulting income and employment-related taxes.  We offer these perquisites in certain instances in order to attract, in the case of the President of our Symyx Research division, and retain, in the case of our Chief Technology Officer, exceptional talent and to maintain the high quality of our executive team.  These amounts are included in column entitled “All Other Compensation” of the “Summary Compensation Table” on page 16.

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

Grants of Plan-Based Awards in 2007

The following table sets forth certain information concerning grants of awards made to each executive officer during the fiscal year ended December 31, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Steven D. Goldby
2007 Plan	2/12/2007				64,600	(3)			$1,160,216
Jeryl L. Hilleman
2007 Plan	2/12/2007				53,000	(5)			$951,880
Isy Goldwasser
2007 Plan	2/12/2007				32,300	(4)			$580,108
2007 Plan	2/12/2007				64,600				$1,160,216
2007 Plan	11/2/2007						200,000	$8.58	$655,200
Bonus Plan	2/12/2008	$68,250	$273,000	$420,000
W. Henry Weinberg
2007 Plan	2/12/2007				32,300	(4)			$580,108
2007 Plan	2/12/2007				64,600	(3)			$1,160,216
Bonus Plan	2/12/2008	$68,250	$273,000	$420,000
Richard Boehner
2007 Plan	2/12/2007				22,564				$250,009
2007 Plan	11/2/2007						100,000	$8.58	$327,600
Bonus Plan	2/12/2008	$150,000	$225,000	$337,500
Timothy Campbell
2007 Plan	2/12/2007				14,116				$260,017
2007 Plan	11/2/2007						120,000	$8.58	$393,120
Bonus Plan	2/12/2008	$38,750	$155,000	$310,000
Rex Jackson
2007 Plan	2/16/2007				53,000				$987,390
2007 Plan	11/2/2007						120,000	$8.58	$393,120
2007 Plan	2/16/2007				26,500	(4)			$493,695
Bonus Plan	2/12/2008	$53,625	$214,500	$330,000
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

(2)
Represents the estimated fair value of the award as of the applicable grant date, determined in accordance with FAS 123(R), whereas the amounts shown under the column entitled “Option Awards” in the Summary Compensation Table above reflects the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year.  See Note 4 to our combined and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the valuation assumptions made in connection with the computation of these values.

(3)	32,300 shares of which were cancelled on January 8, 2008.
(4)	Performance-based restricted stock units that did not vest and were therefore terminated.
(5)	Cancelled upon Ms. Hilleman's resignation on June 1, 2007.
Outstanding Equity Awards at December 31, 2007

The following table sets forth certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each executive officer outstanding as of the end of the fiscal year ended December 31, 2007:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested ($)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven D. Goldby	—		—	—	—	—	64,600	(2)	$496,128	—
	8,888	(1)	—	—	$0.96	1/4/2009	—		—
	50,000	(1)	—	—	$12.00	10/21/2009	—		—
	216,724	(1)	—	—	$57.00	2/28/2010	—		—
	50,000	(1)	—	—	$25.50	1/11/2011	—		—
	50,000	(1)	—	—	$25.00	6/18/2011	—		—
	50,000	(1)	—	—	$16.70	3/1/2012	—		—
	150,000	(1)	—	—	$13.26	3/3/2013	—		—
	12,500	(1)	—	—	$26.70	3/1/2014	—		—
	12,500	(1)	—	—	$24.09	6/1/2014	—		—
	12,500	(1)	—	—	$18.95	9/1/2014	—		—
	12,500	(1)	—	—	$31.53	12/1/2014	—		—
	50,000	(1)	—	—	$27.89	3/1/2015	—		—
Jeryl L. Hilleman	—		—	—	—	—	—		—	—		—
Isy Goldwasser	—		—	—	—	—	—		—	32,300	(3)	$248,064
	—		—	—	—	—	64,600	(4)	$496,128
	29,369	(1)	—	—	$0.96	1/4/2009	—		—
	50,000	(1)	—	—	$12.00	10/21/2009	—		—
	108,390	(1)	—	—	$57.00	2/28/2010	—		—
	50,000	(1)	—	—	$25.50	1/11/2011	—		—
	80,000	(1)	—	—	$25.00	6/18/2011	—		—
	50,000	(1)	—	—	$16.70	3/1/2012	—		—
	150,000	(1)	—	—	$13.26	3/3/2013	—		—
	12,500	(1)	—	—	$26.70	3/1/2014	—		—
	12,500	(1)	—	—	$24.09	6/1/2014	—		—
	12,500	(1)	—	—	$18.95	9/1/2014	—		—
	12,500	(1)	—	—	$31.53	12/1/2014	—		—
	50,000	(1)	—	—	$27.89	3/1/2015	—		—
	200,000	(5)	200,000	—	$8.58	11/2/2012	—		—
W. Henry Weinberg	—		—	—	—	—	—		—	32,300	(3)	$248,064
	—		—	—	—	—	64,600	(2)	$496,128
	50,000	(1)	—	—	$12.00	10/21/2009	—		—
	270,890	(1)	—	—	$57.00	2/28/2010	—		—
	50,000	(1)	—	—	$25.50	1/11/2011	—		—
	60,000	(1)	—	—	$25.00	6/18/2011	—		—
	50,000	(1)	—	—	$16.70	3/1/2012	—		—
	150,000	(1)	—	—	$13.26	3/3/2013	—		—
	12,500	(1)	—	—	$26.70	3/1/2014	—		—
	12,500	(1)	—	—	$24.09	6/1/2014	—		—
	12,500	(1)	—	—	$18.95	9/1/2014	—		—
	12,500	(1)	—	—	$31.53	12/1/2014	—		—
	50,000	(1)	—	—	$27.89	3/1/2015	—		—
Richard Boehner	100,000	(5)	100,000	—	$8.58	11/2/2012	—		—	—		—
	—		—	—	—	—	22,564	(4)	$173,292	—		—
Timothy Campbell	120,000	(5)	120,000	—	$8.58	11/2/2012	—		—	—		—
	—		—	—	—	—	14,116	(4)	$108,411	—		—
Rex Jackson	120,000	(5)	120,000	—	$8.58	11/2/2012	—		—	—		—
	—		—	—	—	—	—		—	26,500	(3)	$203,520
	—		—	—	—	—	53,000	(4)	$407,040	—		—

___________
(1)	Fully vested.
(2)	50% of the shares subject to this award vested on March 1, 2008 and the remaining balance of 32,300 RSUs were cancelled on January 8, 2008.
(3)	Shares were to incrementally vest upon successful completion of certain performance based milestones; milestones not achieved and award forfeited on March 13, 2008 .
(4)	50% of the shares vested on March 1, 2008, 33% of the shares shall vest on March 1, 2009 and the remaining balance shall vest on March 1, 2010.
(5)	20% of the shares vested on March 1, 2009, 40% of the shares shall vest on March 1, 2010 and the remaining balance shall vest on March 1, 2011.

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

Name and Principal Position	Constructive Termination or Involuntary Termination Without Cause after a Change in Control			Constructive Termination or Involuntary Termination Without Cause other than after a Change in Control
	Health Care Benefits ($)(1)	Salary ($)(2)	Equity Acceleration ($)(3)	Health Care Benefits ($)(4)	Salary ($)(5)	Equity Acceleration ($)(3)
Steven D. Goldby(6)	—	—	—	—	—	—
Jeryl L. Hilleman(7)	—	—	—	—	—	—
Isy Goldwasser	$26,550	$525,000	496,128	$15,930	$315,000	496,128
W. Henry Weinberg(8)	$26,550	$630,000	—	$15,930	$315,000	496,128
Richard Boehner	$26,550	$375,000	173,292	$15,930	$225,000	172,292
Timothy E. Campbell	$26,550	$387,500	108,411	$15,930	$232,500	108,411
Rex Jackson	$26,550	$412,500	407,040	$15,930	$247,500	407,040
____________

(1)
Represents the full amount of premiums for continued coverage under our group health plans for each executive officer and his eligible dependents for 15 months following termination of service, provided the executive officer timely elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA.

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

(4)
 Represents the full amount of premiums for continued coverage under our group health plans for each executive officer and his eligible dependents for nine months following termination of service, provided the executive officer timely elects continued coverage under COBRA.

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

(8)
Upon a constructive termination or involuntary termination without cause after a change in control, Dr. Weinberg will receive, in lieu of equity acceleration, a cash payment in the amount of 32,300 times the price per share paid by an acquiror.

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

Consistent with these considerations, after review of all relevant transactions or relationships among each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that Messrs. Hill, Nussbacher, Pasternack, Rosati, Harkness and van Ingen are independent directors within the meaning of the applicable Nasdaq listing standards.  In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with us.   In determining the independence of Dr. Hill, the Board took into account the consulting services Dr. Hill provided to us in fiscal 2007 and continues to provide in fiscal 2008.  The maximum amount for which he will be paid for his services is $3,500, of which $1,172 was paid in fiscal 2007.  The Board does not believe that this consulting arrangement interfered or will interfere with Dr. Hill’s exercise of independent judgment in carrying out his responsibilities as a director.  In determining the independence of Mr. Harkness, the Board took into account the consulting services Mr. Harkness provided to us in fiscal 2007, prior to his appointment to our Board, in connection with our acquisition of MDL Information Systems, Inc., for which he was paid an aggregate of $21,750.  The Board does not believe that this consulting arrangement interfered or will interfere with Mr. Harkness exercise of independent judgment in carrying out his responsibilities as a director.  Mr. Goldby, our Executive Chairman, and Mr. Goldwasser, our Chief Executive Officer, are not independent directors by virtue of their employment with us.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by Ernst & Young LLP for various services provided for the years ended December 31, 2007 and 2006 (in thousands):

	Fiscal Year Ended (in thousands)
Service Category	2007	2006
Audit Fees	$1,676	$935
Audit-Related Fees	185	60
All Other Fees	—	2
Total	$1,861	$997

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