Form 10-Q
period 2008-06-30
SYMYX TECHNOLOGIES INC
filed 2008-08-08
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-27765

SYMYX TECHNOLOGIES, INC. (Exact name of registrant as specified in its chapter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0397908 (I.R.S. Employer Identification No.)

1263 East Arques Avenue Sunnyvale, California (Address of principal executive offices)	94085 (Zip Code)

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
☐Yes ☒ No

As of July 31, 2008, Registrant had outstanding 33,785,079 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Service revenue	$20,240	$13,454	$38,755	$27,027
Product sales	5,017	5,864	9,584	10,482
License fees, content and royalties	15,394	6,239	29,219	13,015
Total revenue	40,651	25,557	77,558	50,524

Costs:
Cost of service	5,174	1,843	9,840	3,523
Cost of products sold	2,112	3,247	4,299	4,913
Cost of license fees, content and royalties	1,315	--	2,918	--
Amortization of intangible assets arising from business combinations	1,786	700	3,567	1,399
Total cost of revenue	10,387	5,790	20,624	9,835
Gross profit	30,264	19,767	56,934	40,689

Operating expenses:
Research and development	19,729	14,529	40,416	29,942
Sales, general and administrative	14,288	9,488	29,521	19,105
Amortization of intangible assets arising from business combinations	1,479	258	2,956	519
Total operating expenses	35,496	24,275	72,893	49,566

Loss from operations	(5,232)	(4,508)	(15,959)	(8,877)
Interest and other income, net	2,792	1,786	2,396	3,494
Loss before income tax benefit and equity loss	(2,440)	(2,722)	(13,563)	(5,383)
Income tax benefit	915	1,252	5,246	3,155
Equity in loss from investment in Visyx Technologies Inc.	--	--	--	(214)
Net loss	$(1,525)	$(1,470)	$(8,317)	$(2,442)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.25)	$(0.07)

Shares used in computing basic and diluted net loss per share	33,720	33,316	33,631	33,192

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$88,164	$37,077
Marketable securities	--	8,395
Accounts receivable, net	12,517	23,047
Inventories	5,621	4,077
Receivable from the seller of an acquired business	--	4,954
Income tax receivable	1,750	--
Deferred tax assets, current	3,850	2,984
Other current assets	5,906	5,994
Total current assets	117,808	86,528

Property, plant and equipment, net	29,629	32,969
Goodwill	116,301	114,110
Intangible assets, net	60,043	66,405
Long-term investments	13,500	13,500
Other assets	1,307	1,470
Total assets	$338,588	$314,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,322	$2,124
Other accrued liabilities	10,003	9,735
Accrued compensation and employee benefits	10,684	11,364
Accrued royalties	3,654	3,692
Income taxes payable	6,501	2,756
Accrued restructuring costs	632	2,275
Deferred rent	950	871
Deferred revenue	43,321	15,905
Accrued warranty	1,526	1,728
Total current liabilities	80,593	50,450

Long-term deferred revenue	2,627	--
Noncurrent deferred tax liabilities	7,742	12,291
Noncurrent liabilities	10,369	12,291
Commitments and contingencies (Note 1)

Stockholders' equity:
Common stock, $0.001 par value, 60,000 shares authorized and 33,779 and 33,589 shares issued and outstanding, respectively	34	34
Additional paid-in capital	204,850	203,237
Accumulated other comprehensive income	2,690	601
Retained earnings	40,052	48,369
Total stockholders' equity	247,626	252,241
Total liabilities and stockholders’ equity	$338,588	$314,982

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(8,317)	$(2,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,712	3,004
Amortization of intangible assets arising from business combinations	6,522	1,918
Stock-based compensation	2,161	3,581
Gain from sale of assets	(1,606)	--
Equity in loss from investment in Visyx Technologies Inc.	--	214
Deferred income taxes	(5,724)	2,003
Excess tax benefits from stock-based compensation	--	(148)
Tax deficiency from employee stock transactions	(895)	(917)
Net changes in operating assets and liabilities
Accounts receivable, net	10,706	10,523
Inventories	(1,432)	(3,306)
Other current assets	143	231
Other long-term assets	184	530
Accounts payable	1,169	(1,808)
Other accrued liabilities	673	600
Accrued compensation and employee benefits	(800)	(1,560)
Accrued royalty	(38)	--
Income taxes receivable or payable	1,923	(9,579)
Accrued restructuring costs	(1,594)	--
Deferred rent	79	76
Deferred revenue	30,481	2,538
Accrued warranty	(207)	(134)
Net cash provided by operating activities	39,140	5,324

Investing activities
Purchase of property, plant and equipment, net	(2,165)	(4,738)
Proceeds from sale of divested assets	694	--
Purchase of marketable securities	--	(101,932)
Proceeds from maturities of marketable securities	8,400	81,025
Receipts from the seller of an acquired business and costs related to a business acquisition	5,106	--
Net cash provided by (used in) investing activities	12,035	(25,645)

Financing activities
Proceeds from issuance of common stock	826	1,552
Payment of employee withholding tax in lieu of issuing common stock for restricted stock units vested	(479)	(1,956)
Excess tax benefits from stock-based compensation	--	148
Net cash provided by (used in) financing activities	347	(256)

Effect of foreign exchange rate changes on cash and cash equivalents	(435)	(13)
Net increase (decrease) in cash and cash equivalents	51,087	(20,590)
Cash and cash equivalents at beginning of period	37,077	36,120
Cash and cash equivalents at end of period	$88,164	$15,530

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the Company or Symyx) is a global provider of research and development (R&D) execution and innovation for the chemicals, energy, life science, consumer product and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation, licenses software for use in customers’ own laboratories, and licenses discovered materials and intellectual property.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Sunnyvale, California.

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, respectively, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007, respectively, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (SEC). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at June 30, 2008 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S. GAAP for complete financial statements.

Because all of the disclosures required by U.S. GAAP in complete financial statements are not included herein, these condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. The consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2008.

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

Use of Estimates

Preparing financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when the Company’s products achieve technological feasibility, and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions. For example, if system failures or the cost to repair systems are significantly greater than the rates used in estimating the accrued warranty, the additional charges could have a material unfavorable impact on the Company's financial results in the relevant period(s).

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of June 30, 2008, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions.

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement the Company entered into with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (equivalent to $6,968,000 using the foreign currency exchange rate in effect on June 30, 2008) upon achievement of certain 2008 and 2009 revenue targets with respect to the Company’s Autodose product line. The Company evaluates the likelihood of achieving these targets from time to time. If any of the revenue targets are met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2008.

Revenue Concentration

For the three and six months ended June 30, 2008 and 2007, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
ExxonMobil	$6,217	$8,595	$13,926	$19,622
The Dow Chemical Company	6,649	6,994	12,483	12,467
Total	$12,866	$15,589	$26,409	$32,089

The revenue from these customers has been included in the following reportable segments (Note 6) for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Symyx Research	$8,094	$11,040	$17,705	$22,541
Symyx Tools	2,200	2,217	3,921	4,869
Symyx Software	2,572	2,332	4,783	4,679
Total	$12,866	$15,589	$26,409	$32,089

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service revenue	$7,357	$8,940	$14,510	$18,220
Product sales	1,847	1,798	2,949	4,133
License fees, content and royalties	3,662	4,851	8,950	9,736
Total	$12,866	$15,589	$26,409	$32,089

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

Raw materials inventory consists of purchased parts. Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. At each balance sheet date, the Company examines its ending inventories for possible excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. The Company writes down inventories on hand in excess of forecasted demand and writes off inventories that it considers obsolete. Additionally inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$482	$269
Work-in-process	4,427	2,707
Finished goods	712	1,101
Total	$5,621	$4,077

Accrued Warranty

The Company offers a warranty on each Symyx Tools system sold to a customer. Warranty terms vary depending upon the product sold and country in which the transaction occurs. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Changes in the Company’s product warranty expense accrual during the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Balance as of January 1	$1,728	$952
New warranties issued during the period	427	367
Costs incurred during the period on specific systems	(325)	(274)
Changes in liability for pre-existing warranties during the period, including expirations	(304)	(227)
Balance as of June 30	$1,526	$818

Goodwill and Intangible Assets

The Company’s goodwill at June 30, 2008 and December 31, 2007 is reported under two reporting units as follows (in thousands):

	June 30, 2008	December 31, 2007
Symyx Software	$115,845	$113,699
Symyx Tools	456	411
Total	$116,301	$114,110

The Company’s goodwill balance increased $2,191,000 during the six months ended June 30, 2008 primarily due to the effect of foreign currency exchange rate fluctuation on the goodwill recorded by the Company’s subsidiaries in foreign currencies.

Intangible assets are amortized using the straight-line method over their estimated periods of benefit, ranging from one to eight years.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

•
Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

•
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

In accordance with SFAS 157, at June 30, 2008, the Company measures its cash equivalents at fair value using Level 1 inputs. The adoption of SFAS 157 had no material effect on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) (SFAS 141(R)), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration in connection with an acquired business at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations taking place after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interest as of June 30, 2008.

SYMYX TECHNOLOGIES, INC.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FAS 142-3 is effective for the Company beginning January 1, 2009 and will impact future business combinations.

2.      Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. A total of 127,856 and 99,058 shares were purchased during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there were 1,442,514 shares of common stock available for future purchase under the ESPP.

The Company also has adopted various stock plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units, and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of its Board of Directors. During the three and six months ended June 30, 2008, the Company granted options to purchase 20,000 and 77,500 shares of common stock, respectively, under its stock option plans. No options were granted during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, the Company granted 30,240 and 33,422 shares of restricted stock units, respectively. During the three and six months ended June 30, 2007, the Company granted 31,414 and 560,543 shares of restricted stock units, respectively. At the Company’s annual stockholder meeting on June 16, 2008, the Company’s stockholders approved, among other things, a proposal to amend the Company’s 2007 Stock Incentive Plan to increase the total authorized shares available for grant under such plan by 4,700,000 shares and reduce the number of shares available for issuance under the 2007 Plan (i) by one share for each share of common stock subject to a stock option or stock appreciation right; and (ii) by one and sixty-five hundredths (1.65) shares for each share of common stock subject to any other type of award issued under the 2007 Plan. As of June 30, 2008, 6,547,569 shares were available for issuance under the Company’s various stock plans.

The Company valued options granted in the three and six months ended June 30, 2008 using the Black-Scholes method with the following valuation assumptions:

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Range	Weighted-Average	Range	Weighted-Average
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	2.7% - 2.7%	2.7%	2.7% - 3.5%	3.3%
Expected volatility	46% - 47%	47%	46% - 47%	47%
Expected life (in years)	4.0 – 5	4.6	4.0 – 5.1	4.7

On June 16, 2008, the Company’s stockholders also approved a voluntary stock option exchange program at the 2008 annual meeting of stockholders. The purpose of the stock option exchange program is to allow eligible employees holding stock options with exercise prices significantly higher than the current trading price of Symyx common stock the opportunity to exchange eligible stock options for new stock options with a lower exercise price but covering fewer shares.  The Company’s directors, executive officers, consultants and non-U.S. employees will not be able to participate. The Company plans to complete the stock option exchange in the third quarter of 2008.

The Company recognized stock-based compensation expense of $1,016,000 and $1,141,000 during the three months ended June 30, 2008 and 2007, respectively. The Company recognized stock-based compensation expense of $2,161,000 and $3,581,000 during the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense recognized in the Company’s results of operations for these periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$74	$18	$134	$71
Research and development	353	661	723	1,602
Sales, general and administrative	589	462	1,304	1,908
Total	$1,016	$1,141	$2,161	$3,581

3.      Earnings per Share

Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The computation of the weighted-average number of shares outstanding for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares outstanding	33,720	33,450	33,668	33,332
Less: weighted-average restricted stock	--	(134)	(37)	(140)
Weighted-average shares used in computing basic and diluted net loss per share	33,720	33,316	33,631	33,192

The following shares were excluded from the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2008 and 2007, respectively, because all were anti-dilutive for the respective periods (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30,
	2008	2007
Options	6,241	6,430
Restricted stock units	158	448
Restricted stock	--	91
Total anti-dilutive shares	6,399	6,969

4.      Related Party Transactions

The Company entered into a Collaborative Development and License Agreement with Intermolecular, Inc. (Intermolecular) in March 2005, and an Alliance Agreement in December 2005. Under these agreements, the two companies work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bears its own expenses. These agreements were amended in November 2007. Under the amended agreements, the Company committed to fund an aggregate of $2,057,000 in research and capital equipment expenditures. The Company expects to satisfy the remaining $537,000 of this commitment in 2008. Furthermore, in August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Steven D. Goldby, executive chairman of the Company’s Board of Directors, is a director of Intermolecular. For the three months ended June 30, 2008 and 2007, the Company recognized royalty revenue from Intermolecular of $587,000 and $72,000, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized royalty revenue from Intermolecular of $639,000 and $128,000, respectively. As of June 30, 2008 and December 31, 2007, the Company recorded $84,000 of deferred revenue from Intermolecular.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (Visyx). The Company had a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer, is a Visyx board member. During the three and six months ended June 30, 2007, the Company reported a $0 and $214,000 equity loss based on its share of the loss reported by Visyx, in accordance with the equity method of accounting. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. The Company will share in future distributions, if any, subject to certain preferred stock liquidation preferences. The Company does not have any commitments to fund this entity. As of June 30, 2008, the Company had a $0 carrying value of this investment.

5.      Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,525)	$(1,470)	$(8,317)	$(2,442)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	--	35	(1)	31
Foreign currency translation adjustment	(1,988)	(45)	2,089	(26)
Other comprehensive income (loss)	(1,988)	(10)	2,088	5
Comprehensive loss	$(3,513)	$(1,480)	$(6,229)	$(2,437)

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.      Segment Disclosure

SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM) when deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM. Historically, the CODM allocated resources to and assessed the performance of each business unit using information about the business unit’s revenue.
Revenue is defined as revenue from external customers and is disaggregated into:

•
Symyx Research – (i) research services, and (ii) license fees and royalties associated with the Company’s patents, trade secrets and other intellectual property, including materials discovered in the Company’s research collaborations.

•	Symyx Tools – (i) sale of laboratory automation systems, and (ii) system support services.
•
Symyx Software – (i) license of electronic laboratory notebook, lab execution and experiment analysis, logistics and decision support software, and subscriptions to scientific content, and (ii) provision of associated support, maintenance and consulting services.

Beginning in 2008, the Company reported its revenue from licensing materials and intellectual property in the Symyx Research segment. Prior year presentation has been conformed to this change.

The disaggregated financial information regarding revenue reviewed by the CODM is as follows (in thousands):

	Three Months Ended June 30, 2008
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$6,974	$--	$3,056	$10,030
Symyx Tools	1,528	5,017	--	6,545
Symyx Software	11,738	--	12,338	24,076
Total	$20,240	$5,017	$15,394	$40,651

	Three Months Ended June 30, 2007
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$9,498	$--	$3,843	$13,341
Symyx Tools	1,053	5,864	7	6,924
Symyx Software	2,903	--	2,389	5,292
Total	$13,454	$5,864	$6,239	$25,557

	Six Months Ended June 30, 2008
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$14,763	$--	$6,358	$21,121
Symyx Tools	2,752	9,584	--	12,336
Symyx Software	21,240	--	22,861	44,101
Total	$38,755	$9,584	$29,219	$77,558

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30, 2007
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$19,369	$--	$8,175	$27,544
Symyx Tools	2,188	10,482	15	12,685
Symyx Software	5,470	--	4,825	10,295
Total	$27,027	$10,482	$13,015	$50,524

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers based on the ship-to address (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$28,176	$22,873	$50,568	$46,069
North America (excluding United States)	167	76	296	164
Asia	3,373	589	5,664	785
Europe, Mid-East and Australia	8,935	2,019	21,030	3,506
Total	$40,651	$25,557	$77,558	$50,524

7.      Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Because some of the intangible assets related to the Autodose acquisition were recorded in foreign currencies, the balance of these intangible assets may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. The estimated weighted-average useful lives and carrying amounts of these intangible assets at June 30, 2008 and December 31, 2007 were as follows (in thousands, except for useful lives):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		June 30, 2008
	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,735)	$395
Trade name	3.4	1,815	(512)	1,303
Core/developed technology	5.7	23,714	(10,464)	13,250
Customer relationships	7.8	40,181	(6,389)	33,792
Proprietary content	6.0	7,800	(975)	6,825
License agreements	3.0	4,400	(1,100)	3,300
Bargain lease	8.0	1,300	(122)	1,178
Total intangibles	6.6	$82,340	$(22,297)	$60,043

		December 31, 2007
	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,591)	$539
Trade name	3.4	1,774	(226)	1,548
Core/developed technology	5.7	23,463	(8,200)	15,263
Customer relationships	7.8	40,042	(3,755)	36,287
Proprietary content	6.0	7,800	(325)	7,475
License agreements	3.0	4,400	(366)	4,034
Bargain lease	8.0	1,300	(41)	1,259
Total intangibles	6.6	$81,909	$(15,504)	$66,405

In the three months ended June 30, 2008 and 2007, the Company recorded amortization expenses of intangible assets of $3,329,000 and $1,033,000, respectively. In the six months ended June 30, 2008 and 2007, the Company recorded amortization expenses of intangible assets of $6,666,000 and $2,064,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2008	$6,668
2009	12,097
2010	10,192
2011	8,081
2012	7,391
Thereafter	15,614
Total	$60,043

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Income Taxes

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

	Six Months Ended June 30,
	2008	2007
Federal statutory rate	35%	35%
State taxes, net of federal impact	7%	12%
Permanent difference related to stock-based compensation	(1%)	(7%)
Permanent difference related to research credits	0%	7%
Permanent difference related to tax-exempt interest	*	10%
Other individually immaterial items	(2%)	(1%)
Effective income tax rate	39%	56%

* Less than 1%.

U.S. income taxes were not provided on undistributed earnings from investments in certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company intends to reinvest these earnings in operations outside the U.S.

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

Loans under the Credit Agreement will bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) for U.S. dollar loans, a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As of June 30, 2008, the Company had no outstanding borrowings under the Facility and was in compliance with all financial covenants related to the Facility.

10.   Business Combination

On October 1, 2007, the Company acquired MDL Information Systems, Inc. (MDL) for $123,000,000 in cash. Of the cash paid, the Company and the seller placed $10,000,000 in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of certain pre-closing intercompany transactions. The escrow account was subsequently reduced to $1,735,000 after a March 2008 net working capital adjustment payment of $4,954,000 to the Company,  and June 2008 distributions of $1,626,000 to the Company for withholding tax and professional fee reimbursement and $1,735,000 to the seller. The remaining amount in the escrow account will be settled by June 2009.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total preliminary purchase price for this acquisition was $121,474,000, consisting of approximately $118,046,000 in cash ($123,000,000 cash paid, net of $4,954,000 working capital adjustments received), and $3,428,000 in transaction costs, consisting of legal and other professional service fees (net of $325,000 reimbursement of transaction costs from the escrow account received in June 2008). During the six months ended June 30, 2008, the change in restructuring charges associated with the MDL acquisition and additional legal and other professional service fees net of the $325,000 reimbursement mentioned above resulted in a net decrease of goodwill of $262,000.

The purchase price was preliminary primarily because the parties had not determined the final amount to be released to the seller from the escrow account.

11.   Restructuring Charges

On October 2, 2007, in connection with the MDL acquisition, the Company announced a restructuring plan to terminate approximately 120 Company employees, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The remaining balance, which was associated with the termination of employees of the acquiring company, was recorded as part of the Company’s operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of June 30, 2008, the Company had completed the majority of the restructuring plan. Estimated costs to complete the restructuring plan in the amount of $632,000 are expected to be paid out in the remainder of 2008. The following table illustrated the change in accrued restructuring costs during the six months ended June 30, 2008 (in thousands):

2008
Balance as of January 1, 2008	$2,275
New charges accrued during the period	297
Payments made during the period	(1,568)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(372)
Balance as of June 30, 2008	$632

12.   Subsequent Event

On July 23, 2008, the Company received an additional payment of $4,778,000 from the sale of Ilypsa, Inc., representing the Company’s portion of the 10% holdback in the original transaction the buyer retained as security against certain representations, warranties and covenants contained in the acquisition agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Quarterly Report on Form 10-Q (”Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Typically, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology are used to identify these forward-looking statements. These forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements appear throughout this Report and are statements regarding the Company’s current expectation, belief or intent, primarily with respect to its operations and related industry developments.  There can be no assurance that these statements will prove to be correct.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Symyx Technologies, Inc. (Symyx or the Company) is a scientific research and development (R&D) integration partner to leading companies in the life sciences, chemical, energy, consumer products and electronics industries. With scientific R&D under tremendous economic and technical pressure, we help companies reduce R&D risk and enhance R&D productivity and enable them to bring more and better products to market quickly and cost-effectively. Our technology platform combines Symyx Software (which includes electronic lab notebooks, lab execution and analysis, logistics and decision support software, and scientific content), Symyx Tools (which includes modular and integrated workflows that can be enhanced by Symyx Software) and Symyx Research (which includes collaborative research and directed services) to support the R&D process.

We work with customers through our Symyx Software, Symyx Tools and Symyx Research businesses. With Symyx Software, we help address customer needs for greater data access and integration across the enterprise, improving their ability to search, manage, manipulate and store internal and external research data as well as to manage their intellectual property. On October 1, 2007, we acquired MDL Information Systems, Inc. (MDL), a leading provider of innovative informatics software, databases and services that accelerate successful scientific R&D by improving the speed and quality of scientists’ decision making. With this acquisition, Symyx Software became the largest of our three business segments.

Our Symyx Tools and Symyx Research products provide different ways for customers to access our proprietary high-throughput technologies for parallel (versus serial) experimentation, enabling greater speed and breadth of research. We develop and apply high-throughput technologies that enable our customers to engage in faster and broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel or array-based testing.  Our Symyx Tools products enable customers to bring some of our laboratory capabilities into their own organizations by purchasing instruments that integrate and automate laboratory experimentation, resulting in increased research productivity. Customers leverage our expertise and infrastructure through our Symyx Research offerings, with programs that range from directed research to strategic collaborative relationships. A portion of our resident expertise and resources within Symyx Research is also allocated toward the development of intellectual property assets where we partner with a strategic or financial investor to develop materials science solutions in areas where we have expertise.

Through software licensing, automated workflow sales and research services, we provide customers multiple ways to begin working with us. Our goal is to leverage and integrate all of our offerings so that, over time, our customers can easily access our entire technology platform to improve their R&D productivity and reduce program risk.

We generate revenue and cash flows from operations from the following activities:

•	licenses of Symyx Software;
•	subscriptions to certain scientific content;
•	software services and support;
•	sales and support of Symyx Tools;
•	research services; and
•	licenses of our discovered materials and intellectual property.

Highlights for the quarter ended June 30, 2008 include:

•
At $40.7 million, revenue for the quarter was at a record high for our second fiscal quarter, up 59% over the same quarter of 2007, driven by significant growth in Symyx Software, primarily as a result of our acquisition of MDL, which offsets a 25% period-to-period decline in Symyx Research revenue and a slightly lower quarter for Symyx Tools.

•
We ended the quarter with cash and cash equivalents totaling $88.2 million, a significant increase over our total cash, cash equivalents and marketable securities of $45.5 million at December 31, 2007.

•
Our net loss per share was $0.05 for the quarter, a substantial improvement over our $0.20 loss per share in the first quarter of 2008 due to higher revenue, proceeds from divesting the assets of a non-core MDL business operation, reduced expenses from recruiting and consulting expenses and reduced stock-based compensation expenses.

•	We continued to see sequential improvement in our renewal rates for recurring revenue in Symyx Software.

Our net loss for the six months ended June 30, 2008 was $8.3 million, compared to a net loss of $2.4 million for the six months ended June 30, 2007. The increase in net loss was due primarily to significantly higher expenses related to amortization of intangible assets arising from business combinations, which increased from $1.9 million in the six months ended June 30, 2007 to $6.5 million in the six months ended June 30, 2008 due to our acquisition of MDL in October 2007. We have also significantly increased our investments in sales and marketing in 2008.

Stock-based compensation expense recognized in our results of operations for the three and six month periods ended June 30, 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$74	$18	$134	$71
Research and development	353	661	723	1,602
Sales, general and administrative	589	462	1,304	1,908
Total	$1,016	$1,141	$2,161	$3,581

On June 16, 2008, our stockholders approved a voluntary stock option exchange program at the 2008 annual meeting of stockholders. The purpose of the stock option exchange program is to allow eligible employees holding stock options with exercise prices significantly higher than the current trading price of our common stock the opportunity to exchange eligible stock options for new stock options with a lower exercise price but covering fewer shares.  Our directors, executive officers, consultants and non-U.S. employees will not be able to participate. We plan to complete the stock option exchange in the third quarter of 2008. The incremental stock-based compensation resulted from this program will be amortized on a straight-line basis over the vesting period of the replacement options.

Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rates for stock-based awards, future warranty expenditures and product life cycles; assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, and the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.  Our critical accounting policies and estimates are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have not materially changed these policies except for the accounting policy related to foreign currency translations as noted below.

Foreign Currency Translation

We account for foreign currency translation in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, as amended. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction gains  derived from monetary assets and liabilities stated in a currency other than the functional currency and recognized in results of operations were $960,000 and $29,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $338,000 and $5,000 for the six-month periods ended June 30, 2008 and 2007, respectively. The effect of foreign currency rate changes on cash and cash equivalents was a decrease of $435,000 and $498,000 as of June 30, 2008 and December 31, 2007.

Results of Operations

Revenue

	Three Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)

Service	$20,240	$13,454	$6,786	50%
Product Sales	5,017	5,864	(847)	(14)%
License fees, content and royalties	15,394	6,239	9,155	147%
Total revenue	$40,651	$25,557	$15,094	59%

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)

Service	$38,755	$27,027	$11,728	43%
Product Sales	9,584	10,482	(898)	(9)%
License fees, content and royalties	29,219	13,015	16,204	125%
Total revenue	$77,558	$50,524	$27,034	54%

The predominant driver of our revenue increase in the three and six months ended June 30, 2008 over the same periods of 2007 was increased content revenue and software license, consulting and maintenance revenue in our Symyx Software business segment as a result of the MDL acquisition.

Concentration of Revenue

ExxonMobil and The Dow Chemical Company (Dow) are the only two major customers that contributed more than 10% of our quarterly revenue, accounting for $6.2 million and $6.6 million of total revenue, respectively, for the three months ended June 30, 2008, and for $8.6 million and $7.0 million of total revenue, respectively, for the same period in 2007. ExxonMobil and Dow accounted for $13.9 million and $12.5 million of total revenue, respectively, for the six months ended June 30, 2008, and for $19.6 million and $12.5 million of total revenue, respectively, for the same period in 2007. We expect a significant portion of our total revenue will continue to be generated from a few key customers in fiscal 2008. However, with the MDL acquisition in October 2007, we have significantly reduced the concentration of our revenue.

The revenue, and corresponding percent of revenue by each revenue component, from ExxonMobil and Dow is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2008		2007
Service	$7,357	36%	$8,940	66%
Product sales	1,847	37%	1,798	31%
License fees, content and royalties	3,662	24%	4,851	78%
Total	$12,866	32%	$15,589	61%

	Six Months Ended June 30,
	2008		2007
Service	$14,510	37%	$18,220	67%
Product sales	2,949	31%	4,133	39%
License fees, content and royalties	8,950	31%	9,736	75%
Total	$26,409	34%	$32,089	64%

Revenue by Segment

We segregate revenue into the following business units (in thousands, except percentages):

	Three Months Ended June 30,
	2008	Change over Previous Year	2007

Symyx Research	$10,030	(25%)	$13,341
Symyx Tools	6,545	(5%)	6,924
Symyx Software	24,076	355%	5,292
Total	$40,651	59%	$25,557

	Six Months Ended June 30,
	2008	Change over Previous Year	2007

Symyx Research	$21,121	(23%)	$27,544
Symyx Tools	12,336	(3%)	12,685
Symyx Software	44,101	328%	10,295
Total	$77,558	54%	$50,524

The Symyx Research segment generates revenue primarily from providing directed and collaborative research services, and from licensing materials and intellectual property. The decrease in Symyx Research revenue for the three and six months ended June 31, 2008 from the same periods in 2007 resulted primarily from reduced collaboration research revenue from ExxonMobil and, to a lesser degree, Dow. The collaborative research component of our alliance with ExxonMobil terminated on May 31, 2008. In January 2008, we entered into a Research and License Agreement with ExxonMobil which partially replaces or extends certain projects. However, with the net decline in Symyx Research revenue from ExxonMobil, we expect research revenue from ExxonMobil and Dow to decline up to 50% in the second half of 2008 as compared to the first half of 2008. Symyx Research has launched initiatives in the chemical, energy and life science industries, and is actively seeking partnerships or new ventures, and negotiating a potential new venture in these areas intended to offset some, or all, of this decline, but we can provide no assurances these initiatives will be successful. If they are not successful, our financial condition and results of operations will be materially and adversely affected.

The Symyx Tools segment generates revenue primarily from the sale and support of our Symyx Tools systems. We sold the same number of Symyx Tools systems in the three and six months ended June 30, 2008 we sold in the corresponding periods in 2007. Symyx Tools revenue decreased in the three and six months ended June 30, 2008 from the comparative periods in 2007 due to the lower average Symyx Tools value in the period, partially offset by increased Symyx Tools service revenue.

Beginning in the second half of 2007, we significantly increased our investments in sales and marketing in an effort to broaden our sales opportunities for all of our business units. While we have successfully expanded our pipeline of opportunities for Symyx Tools, we cannot yet predict with accuracy the sales cycles or the success rates we can expect in this business segment. We generally expect that our Symyx Tools service revenue will grow along with growth of our Symyx Tools installed base.

The Symyx Software segment generates revenue primarily from the licensing of software, including the Isentris platform and our Laboratory Execution and Analysis (LEA) and Electronic Laboratory Notebook (ELN) products, content subscriptions, and providing associated support, maintenance and consulting services. Symyx Software revenue increased 355% and 328% in the three and six months ended June 30, 2008, respectively, when compared with the same periods in 2007. We attributed the majority of the $18.8 million and $33.8 million increase in Symyx Software revenue for the three and six months ended June 30, 2008, respectively, to products we acquired through the MDL acquisition and related services. We expect Symyx Software revenue to continue to increase for the remainder of 2008 as compared to comparable periods in 2007.

Cost of Revenue

The MDL acquisition significantly increased our software consulting and maintenance revenue and the costs associated with these revenue streams. Starting in the fourth quarter of 2007, we reclassified certain operating expenses related to software consulting and software and hardware maintenance as a cost of service. We also reclassified to costs of revenue certain operating expenses and amortization of intangible assets arising from business combinations that were related to software licensed or product sold. Costs associated with providing collaborative research services are included with research and development expenses and are not included as a cost of revenue.

The increase of $4.6 million and $10.8 million, respectively, in cost of revenue for the three and six month periods ended June 30, 2008 compared to the same periods ended June 30, 2007 was primarily due to costs associated with the increased software revenue driven by the MDL acquisition.

The cost of products sold is driven by product mix and sales volume in each period. We expect the cost of products sold as a percentage of product sales to fluctuate from period to period because the majority of Symyx Tools are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as prototypes, we expense development costs incurred prior to the commercial build, which results in a lower cost of products sold and higher margin in the quarter in which we deliver such a system to the customer.

Cost of products sold was approximately $2.1 million, or 42% of product sales revenue for the three months ended June 30, 2008, compared to $3.2 million, or 55% of product sales revenue for the same period in 2007. Cost of products sold was approximately $4.3 million, or 45% of product sales revenue for the six months ended June 30, 2008, compared to $4.9 million, or 47% of product sales revenue for the same period in 2007. The decrease in the cost of products sold as a percentage of product sales revenue was primarily due to the change of product mix and partially due to cost reduction from volume discount and standardizing certain manufacturing processes. Certain tools sold in 2007 also had a higher degree of third-party components, which typically causes our margins to be lower on these systems.

Other Operating Expenses
	Three Months Ended June 30,
	2008			2007
	Amount ( in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount ( in 000’s)	As a Percentage of Total Revenue
Research and development	$19,729	48%	36%	$14,529	57%
Sales, general and administrative	14,288	35%	51%	9,488	37%
Amortization of intangible assets arising from business combinations	1,479	4%	473%	258	1%
Total operating expenses	$35,496	87%	46%	$24,275	95%

	Six Months Ended June 30,
	2008			2007
	Amount ( in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount ( in 000’s)	As a Percentage of Total Revenue
Research and development	$40,416	52%	35%	$29,942	59%
Sales, general and administrative	29,521	38%	55%	19,105	38%
Amortization of intangible assets arising from business combinations	2,956	4%	470%	519	1%
Total operating expenses	$72,893	94%	47%	$49,566	98%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facilities costs;

•	supplies; and

•	depreciation of owned facilities and laboratory equipment.

Total R&D expenses for the three and six months ended June 30, 2008 increased from the same periods in 2007 due to an increase in salaries and other personnel-related expenses for the additional headcount added as a result of the MDL acquisition, partially offset by lower stock-based compensation.

The innovations and advances generated by our research laboratories support our Symyx Research services, Symyx Tools and Symyx Software operations, and generate intellectual property and discovered materials. We believe our market opportunity is significant and that continued investment across our business segments is necessary for long-term success. Accordingly, we expect to continue to devote significant resources to R&D. However, we would expect our R&D expenses to grow at a lesser percentage rate than revenue as our businesses scale.

We do not track fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Projects funded by research service customers	41%	57%	41%	58%
Projects funded internally:
Software development	50%	31%	49%	30%
Tools development	7%	4%	7%	5%
Research	2%	8%	3%	7%
Total	100%	100%	100%	100%

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents, and professional expenses, such as outside legal and accounting fees. The increase in SG&A expenses for the three and six months ended June 30, 2008 was primarily due to increased personnel costs related to the MDL acquisition as well as the expansion of our sales force to pursue growth in our target markets. We have invested heavily, and believe it is necessary and advisable to continue to invest, in our leadership, sales and support teams, and our marketing activities to capitalize on our market opportunities.

Amortization of Intangible Assets Arising from Business Combinations

In connection with our four acquisitions completed in the past four years, we recorded $82.3 million of intangible assets. As disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements, we amortize intangible assets arising from business combinations on a straight-line basis over their estimated useful lives. The increase in amortization of intangible assets from 2007 to 2008 was due to the MDL acquisition. We expect to continue to report significant amortization expenses from these acquisitions in the next few years.

Interest and Other Income, Net

Interest and other income, net, for the three months ended June 30, 2008 was $2.8 million, a 56% increase over the prior year period due to the $1.6 million gain from the sale of our Occupational Health Service (OHS) business in May 2008 and the $960,000 foreign currency gains. We acquired the OHS business as part of the MDL acquisition and decided to divest it because it does not fit within our business strategy for Symyx Software. Interest income for the three and six months ended June 30, 2008 decreased as a result of significantly lower investment balances in 2008 following the MDL acquisition.

Provision for Income Taxes

We recorded an income tax benefit of $915,000 and $5.2 million for the three and six months ended June 30, 2008, respectively, compared to an income tax benefit of $1.3 million and $3.2 million for the three and six months ended June 30, 2007. The effective income tax rate was 38% and 46% for the three month periods ended June 30, 2008 and 2007, respectively. The effective income tax rate was 39% and 56% for the six month periods ended June 30, 2008 and 2007, respectively. The effective income tax rate for the three and six months ended June 30, 2007 was significantly higher than our statutory rate of 40% due to the recognition of income tax benefits according to FIN 18, Accounting for Income Taxes for Interim Periods in the period during which our ordinary loss exceeded the anticipated annual loss. See Note 8 of Notes to Condensed Consolidated Financial Statements for a list of items that impacted our effective income tax rate. We expect our effective income tax rate for each of the remaining two quarters of fiscal 2008 to be approximately 40%.

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

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (Visyx). We had a 45% voting right in relation to our shareholding. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. We will share in future distributions, if any, subject to certain preferred stock liquidation preferences. We do not have any commitments to fund this entity. As of June 30, 2008, we had a $0 carrying value of this investment.

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

SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

•
Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

•
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

In accordance with SFAS 157, at June 30, 2008, we measure our cash equivalents at fair value using Level 1 inputs. The adoption of SFAS 157 had no material effect on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. We do not have any noncontrolling interest as of June 30, 2008.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FAS 142-3 is effective for us beginning January 1, 2009 and will impact future business combinations.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $88.2 million, an increase of $42.7 million from December 31, 2007.

Our operating activities provided $39.1 million and $5.3 million of cash during the six months ended June 30, 2008 and 2007, respectively. The significant increase in the current period was primarily due to the growth of our business due to the MDL acquisition, the timely collection of the amounts due to us for annual renewals of maintenance and content in our Symyx Software business (the majority of which occur in the first half of each calendar year) and collections from the sale of Symyx Tools for which greater shipments occur at year end and thus we were able to collect on these receivables in the first half of the year. Given these factors, we expect that our cash flow from operation will typically be higher in the first half of a given calendar year than in the second half, and therefore we generally expect our balance of cash and cash equivalents to decline during the remainder of 2008.

Net cash provided by investing activities during the six months ended June 30, 2008 was $12.0 million, primarily due to the fact that proceeds from the maturities of marketable securities were invested in securities that were considered cash equivalents as well as the receipt of a $5.0 million working capital adjustments from the seller of MDL. The timing of purchases, sales and maturity of securities and purchases of property and equipment will cause a fluctuation in cash flows from investing activities from period to period.

Net cash provided by financing activities during the six months ended June 30, 2008 was from Employee Stock Purchase Plan (ESPP) purchases, partially offset by the payment of employee withholding taxes in lieu of issuing common stock upon the vesting of restricted stock units.

Current liabilities as of June 30, 2008 increased by $30.1 million compared to December 31, 2007 primarily due to an increase of $27.4 million in short-term deferred revenue, reflecting the seasonally high renewals of maintenance and content subscriptions during the six months ended June 30, 2008 in our Symyx Software business.

We believe our current cash and cash equivalents and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next twelve months. However, we may choose to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of June 30, 2008, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions. We are not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced or the claim is made.

Contingencies

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the former stockholders of Autodose SA are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (or equivalent to $6,968,000 using foreign currency exchange rate in effect on June 30, 2008) upon the achievement of certain 2008 and 2009 revenue targets with respect to our Autodose product line. We evaluate the possibility of achieving these targets from time to time. If any of the revenue targets are met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2008. Based on our current forecast of revenue from our Autodose product line, we do not expect to record any additional consideration during the remainder of 2008.

Contractual Obligations

During the six months ended June 30, 2008, there were no material changes to our commitments disclosures as set forth under the captions "Principal Commitments" and "Other Commitments" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2008. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b)	Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Not applicable.

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

We have depended on a relatively small number of key customers, such as ExxonMobil and Dow, for a large portion of our revenues, and expect ExxonMobil, Dow and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. In particular, our revenue from ExxonMobil is expected to be approximately $25 to $27 million in fiscal 2008 and approximately $16 to $19 million in fiscal 2009, declining from $36.5 million in fiscal 2007. Our revenue from Dow is expected to be approximately $25 to $27 million in fiscal 2008 and approximately $21 to $25 million in fiscal 2009, declining from $35.3 million in fiscal 2007. With the net decline in research revenue from ExxonMobil following expiration of our primary alliance agreement in May 2008, we expect research revenue from ExxonMobil and Dow to decline up to 50% in the second half of 2008 as compared to the first half of 2008. We have initiatives in research services for the chemical, energy and life science industries, and in forming partnerships or new ventures in these areas intended to offset some or all of this decline, but can provide no assurances these initiatives will be successful. If we are not able to replace these anticipated decreases in fiscal 2008-2009 with new revenue from ExxonMobil, Dow or other customers, our business, operating results and financial condition will be materially and adversely affected.

*Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team.

We have acquired a number of businesses in the past, including, in the last four years, IntelliChem, Inc., Synthematix, Inc., Autodose SA, and MDL. In the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities.  In the event of any future acquisitions or business expansions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts or assume liabilities. Our success depends upon our ability to successfully integrate the products, people, and systems we acquired in these transactions. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, amortization of acquistion-related intangible assets,  future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. Specifically in 2007 we completed the acquisition of MDL Group Companies which increased the goodwill balance by $95 million and combined with the recent decrease in our market capitalization may result in future impairments of our goodwill. If we develop a new line of business, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion may not produce the revenue, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. Further, if we do not successfully execute on our integration and operational initiatives, or if our integrated product lines do not achieve substantial market acceptance with our existing and new customers, our operating results and financial condition will be materially and adversely affected.

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

*We recently launched new service offerings in our Symyx Research business.  We can provide no assurances these new offerings will be successful.

Beginning in the third quarter of fiscal 2007, we established a range of new service offerings for our Symyx Research business.  These services are intended to leverage the expertise and experience of our technical staff and provide new revenue opportunities to replace the expected decline in research-related revenues from ExxonMobil in 2008.  We have not yet proven the marketability or commercial viability of these service offerings.  If we are unable to achieve significant sales from these new offerings, our revenue will be lower than what we anticipate and we may need to incur restructuring and personnel termination charges, as a result of which our financial condition and results of operations will be materially and adversely affected.

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

These factors and fluctuations may materially and adversely affect the market price of our common stock.  Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options or restricted stock units.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Symyx was held on June 16, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions and broker non-votes with respect to each matter.

Our stockholders elected the following person proposed by us as a director by the following votes:

Nominee	Votes For	Votes Withheld
Bruce Pasternack	29,156,282	2,324,667

Stephen DeCherney, Steven D. Goldby, Isy Goldwasser, David C. Hill, Chris van Ingen and Timothy Harkness continue their terms as directors.

Our stockholders approved the proposed voluntary option exchange program. The program allows eligible employees holding stock options with exercise prices significantly higher than the current trading price of our common stock the opportunity to exchange eligible stock options for new stock options with a lower exercise price but covering fewer shares. There were 21,967,785 votes in favor of the proposal, and 5,469,886 votes cast against the proposal. There were 32,639 abstentions and 4,010,639 broker non-votes.

Our stockholders approved proposed amendments to the 2007 Symyx Technologies, Inc. Stock Incentive Plan (2007 Plan) to increase the aggregate number of shares of common stock authorized for issuance under the 2007 Plan by 4,700,000 shares and reduce the number of shares available for issuance under the 2007 Plan (i) by one share for each share of common stock subject to a stock option or stock appreciation right; and (ii) by one and sixty-five hundredths (1.65) shares for each share of common stock subject to any other type of award issued under the 2007 Plan. There were 22,789,296 votes in favor of the proposal, and 4,649,231 votes cast against the proposal.  There were 31,783 abstentions and 4,010,639 broker non-votes.

Our stockholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm of Symyx Technologies, Inc., for the fiscal year ending December 31, 2008. There were 31,313,000 votes in favor of the proposal, and 156,207 votes cast against the proposal. There were 11,742 abstentions and 0 broker non-votes.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

*10.31(4)	Symyx Technologies, Inc. 2007 Stock Incentive Plan

*10.38(5)	Consulting and Independent Contractor Services Agreement between Symyx Technologies, Inc. and David Hill

*10.39(5)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan Confirmation by Dr. W. Henry Weinberg

*10.40(5)	Symyx Technologies, Inc.’s Offer Letter to Dr. W. Henry Weinberg Dated March 6, 1996

*10.41(5)	Symyx Technologies, Inc.’s Offer Letter to Mr. Steven D. Goldby Dated April 28, 1998

31.1(5)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(5)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(5)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Management contracts or compensatory plans or arrangements

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (SEC File No. 000-27765).

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on August 1, 2008 (SEC File No. 000-27765).

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4) Incorporated by reference to exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).

(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: August 8, 2008	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

10.31(4)	Symyx Technologies, Inc. 2007 Stock Incentive Plan

10.38(5)	Consulting and Independent Contractor Services Agreement between Symyx Technologies, Inc. and David Hill

*10.39(5)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan Confirmation by Dr. W. Henry Weinberg

*10.40(5)	Symyx Technologies, Inc.’s Offer Letter to Dr. W. Henry Weinberg Dated March 6, 1996

*10.41(5)	Symyx Technologies, Inc.’s Offer Letter to Mr. Steven D. Goldby Dated April 28, 1998

31.1(5)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(5)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(5)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Management contracts or compensatory plans or arrangements

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (SEC File No. 000-27765).

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on August 1, 2008 (SEC File No. 000-27765).

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4) Incorporated by reference to exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).

(5) Filed herewith.