Form 10-Q
period 2008-09-30
SYMYX TECHNOLOGIES INC
filed 2008-11-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-27765

SYMYX TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0397908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1263 East Arques Avenue
Sunnyvale, California	94085
(Address of Principal Executive Offices)	(Zip Code)

(408) 764-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

As of October 31, 2008, Registrant had outstanding 33,797,901 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008		2007

Revenue:
Service revenue	$18,382	$13,602		$57,137	$40,629
Product sales	4,819	6,217		14,403	16,699
License fees, content and royalties	15,708	6,234		44,927	19,249
Total revenue	38,909	26,053		116,467	76,577

Costs:
Cost of service	5,044	1,811		14,884	5,334
Cost of products sold	2,079	2,715		6,378	7,628
Cost of license fees, content and royalties	1,410	--		4,328	--
Amortization of intangible assets arising from business combinations	1,864	701		5,431	2,100
Total cost of revenue	10,397	5,227		31,021	15,062
Gross profit	28,512	20,826		85,446	61,515

Operating expenses:
Research and development	18,814	14,163		59,230	44,105
Sales, general and administrative	12,375	9,537		41,896	28,642
Amortization of intangible assets arising from business combinations	1,476	262		4,432	781
Total operating expenses	32,665	23,962		105,558	73,528

Loss from operations	(4,153)	(3,136)		(20,112)	(12,013)
Gain from sale of equity interest in Ilypsa, Inc.	4,939	40,826		4,939	40,826
Interest and other income (expense), net	(1,692)	1,812		704	5,306
Income (loss) before income tax provision and equity loss	(906)	39,502		(14,469)	34,119
Income tax provision	161	(14,833)		5,407	(11,678)
Equity in loss from investment in Visyx Technologies Inc.	--	(114)		--	(328)
Net income (loss)	$(745)	$24,555		$(9,062)	$22,113

Basic net income (loss) per share	$(0.02)	$0.74		$(0.27)	$0.67

Diluted net income (loss) per share	$(0.02)	$0.73	$	(0.27)	$0.66

Shares used in computing basic net income (loss) per share	33,788	33,359		33,684	33,142

Shares used in computing diluted net income (loss) per share	33,788	33,415		33,684	33,521

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$67,611	$37,077
Marketable securities	--	8,395
Accounts receivable, net	12,841	23,047
Inventories	5,681	4,077
Receivable from the seller of an acquired business	--	4,954
Prepaid income taxes	6,988	1,916
Deferred tax assets, current	4,759	2,984
Other current assets	6,741	5,994
Total current assets	104,621	88,444

Property, plant and equipment, net	30,805	32,969
Goodwill	116,156	114,110
Intangible assets, net	59,303	66,405
Long-term investments	13,500	13,500
Other assets	1,567	1,470
Total assets	$325,952	$316,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,811	$2,124
Other accrued liabilities	10,363	9,735
Accrued compensation and employee benefits	11,334	11,364
Accrued royalties	3,430	3,692
Income taxes payable	4,150	--
Accrued restructuring costs	683	2,275
Deferred rent	994	871
Deferred revenue	29,067	15,905
Accrued warranty	1,496	1,728
Total current liabilities	64,328	47,694

Long-term payable	4,377	4,672
Long-term deferred revenue	4,407	--
Noncurrent deferred tax liabilities	6,197	12,291
Total noncurrent liabilities	14,981	16,963

Commitments and contingencies (Note 1)

Stockholders' equity:
Common stock, $0.001 par value, 60,000 shares authorized and 33,795 and 33,589 shares issued and outstanding, respectively	34	34
Additional paid-in capital	205,751	203,237
Accumulated other comprehensive income	1,551	601
Retained earnings	39,307	48,369
Total stockholders' equity	246,643	252,241
Total liabilities and stockholders’ equity	$325,952	$316,898

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$(9,062)	$22,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,344	4,672
Amortization of intangible assets arising from business combinations	9,863	2,881
Stock-based compensation	3,282	5,032
Gain from sale of equity interest in Ilypsa, Inc.	(4,939)	(40,826)
Gain from sale of divested assets	(1,606)	--
Equity in loss from investment in Visyx Technologies Inc.	--	328
Deferred income taxes	(3,341)	1,567
Excess tax benefits from stock-based compensation	--	(158)
Tax deficiency from employee stock transactions	(1,144)	(906)
Net changes in operating assets and liabilities
Accounts receivable, net	11,142	9,625
Inventories	(1,567)	(5,136)
Other current assets	(867)	(271)
Other long-term assets	(97)	655
Accounts payable	617	(1,955)
Other accrued liabilities	1,739	291
Accrued compensation and employee benefits	(290)	1,038
Accrued royalty	(262)	--
Income taxes receivable and payable	(1,261)	5,238
Accrued restructuring costs	(1,818)	--
Deferred rent	123	101
Deferred revenue	18,226	1,678
Accrued warranty	(233)	197
Net cash provided by operating activities	26,849	6,164

Investing activities
Purchase of property, plant and equipment, net	(4,616)	(6,034)
Proceeds from sale of divested assets	694	--
Purchase of marketable securities	--	(101,932)
Proceeds from maturities of marketable securities	8,400	161,400
Proceeds from sale of marketable securities	--	7,986
Proceeds from sale of equity interest in Ilypsa, Inc.	4,778	41,238
Long-term investment	--	(114)
Costs related to business acquisitions, net of receipts from the seller of an acquired business	(5,101)	(1,823)
Net cash provided by investing activities	4,155	100,721

Financing activities
Proceeds from issuance of common stock	875	1,585
Payment of employee withholding tax in lieu of issuing common stock for restricted stock units vested	(499)	(1,956)
Excess tax benefits from stock-based compensation	--	158
Net cash provided by (used in) financing activities	376	(213)

Effect of foreign exchange rate changes on cash and cash equivalents	(846)	45
Net increase in cash and cash equivalents	30,534	106,717
Cash and cash equivalents at beginning of period	37,077	36,120
Cash and cash equivalents at end of period	$67,611	$142,837

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.	Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the Company or Symyx) is a global provider of research and development (R&D) execution and innovation services for the chemicals, energy, life science, consumer product and other industries. Symyx performs research for customers using proprietary technologies to discover new and innovative materials, sells automated high-throughput instrumentation, licenses software for use in customers’ own laboratories, and licenses discovered materials and intellectual property.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Sunnyvale, California.

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007, respectively, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (SEC). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at September 30, 2008 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP for complete financial statements.

Because all of the disclosures required by GAAP in complete financial statements are not included herein, these condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. The consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2008.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On August 13, 2008, the Company acquired 100% ownership of Integrity Biosolution, LLC (IntegrityBio), a privately-held research provider (see Note 10). The operating results of IntegrityBio have been consolidated into the Company’s financial statements since the acquisition date.

Symyx accounts for equity investments in companies over which Symyx has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method. Accordingly, Symyx records its proportionate share of income or losses in the condensed consolidated statements of operations. Symyx has eliminated all significant intercompany accounts and transactions.

Reclassifications

Certain reclassifications to the consolidated balance sheets have been made to prior period amounts to conform to the current period presentations. Liabilities accrued for uncertain income tax positions have been reclassified as long-term payable. Prepaid income taxes previously netted against income taxes payable have been reclassified as current assets.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivables, reserve for excess or obsolete inventory, future warranty expenditures and product life cycles, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when the Company’s products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the value of acquired intangible assets. Actual results and outcomes may differ from management’s estimates and assumptions. For example, if system failures or the cost to repair systems are significantly greater than the rates used in estimating the accrued warranty, the additional charges could have a material unfavorable impact on the Company's financial results in the relevant period(s).

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of September 30, 2008, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these condensed consolidated financial statements.

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement the Company entered into with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (equivalent to $6,472,000 using the foreign currency exchange rate in effect on September 30, 2008) upon achievement of certain 2008 and 2009 revenue targets with respect to the Company’s Autodose product line. The Company evaluates the likelihood of achieving these targets from time to time. If any of the revenue targets are met or are probable to be met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2008.

Pursuant to the terms of the purchase agreement between the Company and IntegrityBio, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of the Company or its affiliates continuously for 24 months from the acquisition date. The Company has determined it is probable the amounts will be earned and paid and has recorded $117,000 related to this payable to the founder as of September 30, 2008. The Company also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Concentration

For the three and nine months ended September 30, 2008 and 2007, the following customers contributed more than 10% of the Company’s total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
ExxonMobil	$3,207	$8,425	$17,133	$28,047
The Dow Chemical Company	7,252	5,789	19,735	18,256
Total	$10,459	$14,214	$36,868	$46,303

The revenue from these customers has been included in the following reportable segments (Note 6) for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Symyx Research	$5,099	$10,661	$22,804	$33,202
Symyx Tools	2,647	1,250	6,568	6,119
Symyx Software	2,713	2,303	7,496	6,982
Total	$10,459	$14,214	$36,868	$46,303

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service revenue	$5,234	$8,596	$19,744	$26,816
Product sales	2,194	893	5,143	5,026
License fees, content and royalties	3,031	4,725	11,981	14,461
Total	$10,459	$14,214	$36,868	$46,303

Inventories

Raw materials inventory consists of purchased parts. Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx Tools in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. At each balance sheet date, the Company examines its ending inventories for possible excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. The Company writes down inventories on hand in excess of forecasted demand and writes off inventories that it considers obsolete. Additionally, inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$444	$269
Work-in-process	4,962	2,707
Finished goods	275	1,101
Total	$5,681	$4,077

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Warranty

The Company offers a warranty on each Symyx Tools system sold to a customer. Warranty terms vary depending upon the product sold and country in which the transaction occurs. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Changes in the Company’s accrued warranty liabilities during the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Balance as of January 1	$1,728	$952
New warranties issued during the period	690	802
Costs incurred during the period on specific systems	(456)	(422)
Changes in liability for pre-existing warranties during the period, including expirations	(466)	(183)
Balance as of September 30	$1,496	$1,149

Goodwill and Intangible Assets

The Company’s goodwill at September 30, 2008 and December 31, 2007 is reported under three reporting units as follows (in thousands):

	September 30, 2008	December 31, 2007
Symyx Software	$110,251	$113,699
Symyx Research	5,481	--
Symyx Tools	424	411
Total	$116,156	$114,110

Goodwill in the Symyx Software segment decreased due to an adjustment to certain deferred tax liabilities (see discussion in Note 10), partially offset by the effect of foreign currency exchange rate fluctuation. Goodwill in the Symyx Research segment increased in 2008 due to the IntegrityBio acquisition as discussed in Note 10.

Intangible assets are amortized using the straight-line method over their estimated periods of benefit, ranging from one to eight years.

The impairment review process for other intangible assets under SFAS 144 is based on an undiscounted future cash flow approach that uses the Company’s estimates of revenue and estimated costs.

The Company has not identified any indicators of impairment of goodwill or intangible assets and no impairments have been identified during any of the periods presented.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Accordingly, the Company adopted certain provisions of SFAS 157 on January 1, 2008 on a prospective basis for its financial assets and liabilities, which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. The Company also elected to delay the adoption of SFAS 157 for its nonfinancial assets/liabilities under FSP 157-2 until January 1, 2009. The Company is currently assessing the impact of this adoption on its financial statements.

SYMYX TECHNOLOGIES, INC.

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

The Company’s only type of financial assets to be measured at fair value using Level 1 inputs on a recurring basis was its money market funds. The Company derived the fair value of its money market funds from quoted market prices and measured the fair value of its money market funds using Level 1 inputs to be $49,819,000 at September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interest as of September 30, 2008.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. A total of 127,856 and 99,058 shares were purchased during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there were 1,442,514 shares of common stock available for future purchase under the ESPP.

The Company also has adopted various stock plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units, and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the Company’s Board of Directors. At the Company’s annual stockholder meeting on June 16, 2008, the Company’s stockholders approved, among other things, a proposal to amend the Company’s 2007 Stock Incentive Plan (2007 Plan) to increase the total authorized shares available for grant under such plan by 4,700,000 shares and reduce the number of shares available for issuance under the 2007 Plan (i) by one share for each share of common stock subject to a stock option or stock appreciation right; and (ii) by one and sixty-five hundredths (1.65) shares for each share of common stock subject to any other type of award issued under the 2007 Plan. The Company’s stockholders also approved a voluntary stock option exchange program to allow eligible employees holding stock options with exercise prices equal to or greater than $12.00 per share the opportunity to exchange eligible stock options for new stock options with a lower exercise price but covering fewer shares.  The Company’s directors, executive officers, consultants and employees with a tax residence outside of the United States were not allowed to participate in this program. The Company completed the stock option exchange in the third quarter of 2008. Eligible participants tendered options to purchase 2,042,812 shares of common stock in exchange for replacement options to purchase 394,509 shares of common stock under the Company’s 2007 Plan, resulting in $111,000 of incremental stock-based compensation to be amortized on a straight-line basis over the vesting period of the replacement options (a maximum of 2 years). The shares subject to options canceled in this program were not returned to the 2007 Plan for future issuance.

Including the 394,509 shares of replacement options from the stock exchange program, the Company granted options to purchase 597,509 and 675,009 shares of common stock, respectively, under its stock option plans during the three and nine months ended September 30, 2008, respectively. No options were granted during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, the Company granted restricted stock units for 6,611 and 40,033 shares of common stock, respectively. During the three and nine months ended September 30, 2007, the Company granted restricted stock units for 34,468 and 595,011 shares of common stock, respectively. As of September 30, 2008, 6,363,728 shares were available for issuance under the Company’s various stock plans.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company valued options granted in the three and nine months ended September 30, 2008 using the Black-Scholes method with the following valuation assumptions:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Range	Weighted-Average	Range	Weighted-Average
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	1.9% - 3.3%	2.6%	1.9% - 3.5%	2.7%
Expected volatility	46% - 63%	51%	46% - 63%	51%
Expected life (in years)	0.7 – 4.6	3.0	0.7 – 5.1	3.9

The Company recognized stock-based compensation expense of $1,120,000 and $1,450,000 during the three months ended September 30, 2008 and 2007, respectively. The Company recognized stock-based compensation expense of $3,281,000 and $5,031,000 during the nine months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense recognized in the Company’s results of operations for these periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$50	$71	$184	$299
Research and development	358	570	1,081	2,020
Sales, general and administrative	712	809	2,016	2,712
Total	$1,120	$1,450	$3,281	$5,031

3.	Earnings per Share

The Company has computed basic and diluted net income per share using the weighted-average number of shares of common stock outstanding during the period, less unvested restricted stock. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options, restricted stock units and restricted stock. Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The computation of the weighted-average number of shares outstanding for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding	33,788	33,450	33,708	33,248
Less: weighted-average restricted stock	--	(91)	(24)	(106)
Weighted-average shares used in computing basic net income (loss) per share	33,788	33,359	33,684	33,142
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	--	56	--	379
Weighted-average shares used in computing diluted net income (loss) per share	33,788	33,415	33,684	33,521

The following shares were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2008 and 2007, respectively, because all were anti-dilutive for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options	4,364	5,362	4,364	4,340
Restricted stock units	155	--	155	--
Restricted stock	--	91	--	91
Total anti-dilutive shares	4,519	5,453	4,519	4,431

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Related Party Transactions

The Company entered into a Collaborative Development and License Agreement in March 2005 and an Alliance Agreement in December 2005 with Intermolecular, Inc. (Intermolecular). Under these agreements, the two companies worked together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bore its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to some Symyx equipment for development purposes. Furthermore, in August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, the Company’s chief executive officer,  is a director of Intermolecular. For the three months ended September 30, 2008 and 2007, the Company recognized revenue from Intermolecular of $446,000 and $664,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized revenue from Intermolecular of $1,085,000 and $792,000, respectively. As of September 30, 2008 and December 31, 2007, the Company recorded $84,000 of deferred revenue from Intermolecular.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (Visyx). The Company had a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer, is a Visyx board member. During the three and nine months ended September 30, 2007, the Company reported a $114,000 and $328,000 equity loss, respectively, based on its share of the loss reported by Visyx, in accordance with the equity method of accounting. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. The Company will share in future distributions, if any, subject to certain preferred stock liquidation preferences. The Company does not have any commitments to fund this entity. As of September 30, 2008, the Company had a $0 carrying value of this investment.

5.	Comprehensive Loss

The components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(745)	$24,555	$(9,062)	$22,113
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	--	(19)	(1)	12
Foreign currency translation adjustment	(1,138)	247	951	221
Other comprehensive income (loss)	(1,138)	228	950	233
Comprehensive income (loss)	$(1,883)	$24,783	$(8,112)	$22,346

6.	Segment Disclosure

SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM) when deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM, who allocates resources to and assessed the performance of each business unit using information about the business unit’s revenue.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The disaggregated financial information regarding revenue reviewed by the CODM is as follows (in thousands):

	Three Months Ended September 30, 2008
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$5,184	$--	$1,820	$7,004
Symyx Tools	1,505	4,819	--	6,324
Symyx Software	11,693	--	13,888	25,581
Total	$18,382	$4,819	$15,708	$38,909

	Three Months Ended September 30, 2007
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$9,048	$--	$3,753	$12,801
Symyx Tools	1,296	6,217	2	7,515
Symyx Software	3,258	--	2,479	5,737
Total	$13,602	$6,217	$6,234	$26,053

	Nine Months Ended September 30, 2008
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$19,947	$--	$8,178	$28,125
Symyx Tools	4,257	14,403	--	18,660
Symyx Software	32,933	--	36,749	69,682
Total	$57,137	$14,403	$44,927	$116,467

	Nine Months Ended September 30, 2007
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Research	$28,417	$--	$11,928	$40,345
Symyx Tools	3,484	16,699	17	20,200
Symyx Software	8,728	--	7,304	16,032
Total	$40,629	$16,699	$19,249	$76,577

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers based on the ship-to address (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$22,802	$22,249	$73,370	$68,318
Asia	3,496	1,537	9,182	2,322
Europe	11,976	2,084	32,510	5,590
Rest of the World	635	183	1,405	347
Total	$38,909	$26,053	$116,467	$76,577

7.	Intangible Assets

The Company has acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions, including $2,860,000 of intangible assets from the acquisition of IntegrityBio as disclosed in Note 10, “Business Combinations.” These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Because some of the intangible assets were recorded in foreign currencies, the balance of these intangible assets may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. The estimated weighted-average useful lives and carrying amounts of these intangible assets at September 30, 2008 and December 31, 2007 were as follows (dollars in thousands):

		September 30, 2008
	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,804)	$326
Trade name	3.4	1,786	(637)	1,149
Core/developed technology	5.7	23,536	(11,481)	12,055
Customer relationships	7.6	42,203	(7,715)	34,488
Proprietary content	6.0	7,800	(1,300)	6,500
License agreements	3.0	4,400	(1,467)	2,933
Bargain lease	8.0	1,300	(162)	1,138
Customer backlog	2.0	130	(9)	121
Non-compete agreement	5.0	610	(17)	593
Total intangibles	6.4	$84,895	$(25,592)	$59,303

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		December 31, 2007
	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,591)	$539
Trade name	3.4	1,774	(226)	1,548
Core/developed technology	5.7	23,463	(8,200)	15,263
Customer relationships	7.8	40,042	(3,755)	36,287
Proprietary content	6.0	7,800	(325)	7,475
License agreements	3.0	4,400	(366)	4,034
Bargain lease	8.0	1,300	(41)	1,259
Total intangibles	6.6	$81,909	$(15,504)	$66,405

In the three months ended September 30, 2008 and 2007, the Company recorded amortization expenses of intangible assets of $3,412,000 and $1,036,000, respectively. In the nine months ended September 30, 2008 and 2007, the Company recorded amortization expenses of intangible assets of $10,076,000 and $3,100,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2008	$3,473
2009	12,652
2010	10,721
2011	8,587
2012	7,922
Thereafter	15,948
Total	$59,303

8.	Income Taxes

During the nine months ended September 30, 2007, the Company incurred an ordinary loss greater than its anticipated annual ordinary loss, excluding the gain resulting from the sale of equity interest in Ilypsa, Inc. (Ilypsa). The Company recorded income tax benefits for the nine months ended September 30, 2007 up to the limit determined in accordance with FASB Interpretation No. 18, Accounting for Income Taxes for Interim Periods. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2008	2007
Federal statutory rate	35%	35%
State taxes, net of federal impact	7%	3%
Foreign taxes	(3%)	*
Permanent difference related to stock-based compensation	(2%)	1%
Permanent difference related to research credits	*	(2%)
Permanent difference related to tax-exempt interest	*	(2%)
Other individually immaterial items	*	*
Effective income tax rate	37%	35%

* Less than 1%.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Loans under the Credit Agreement will bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) for U.S. dollar loans, a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement to participate by the Agent and/or any additional banks that may become lenders under the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As of September 30, 2008, the Company had no outstanding borrowings under the Facility and was in compliance with all financial covenants related to the Facility.

10.	Business Combinations

Acquisition of Integrity Biosolution, LLC

On August 13, 2008, the Company acquired 100% of the ownership of Integrity Biosolution, LLC (IntegrityBio), a privately held research service company based in Camarillo, California. By acquiring IntegrityBio, the Company expanded its research service offerings in the life sciences industry into biologic formulations, complementing its existing chemical formulations services. IntegrityBio has since been converted into a wholly-owned Delaware corporation, renamed Integrity Biosolution, Inc., and its results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

The preliminary purchase price for IntegrityBio was $10,033,000, including $9,446,000 paid in cash to the seller, $338,000 of working capital adjustments to be paid to the seller and $249,000 in transaction costs, consisting of legal and other professional service fees.

The purchase price is preliminary because there is contingent consideration related to future revenue. As part of the purchase agreement, the Company also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration according to the purchase agreement.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated the preliminary purchase price to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair value. The excess purchase price over the fair value was recorded as goodwill. The allocation of the preliminary purchase price was as follows (in thousands):

Amount
Fair value of net tangible assets purchased	$1,692
Customer backlog	130
Non-compete agreement	610
Customer relationships	2,120
Goodwill	5,481
Total	$10,033

The fair value of IntegrityBio’s net tangible assets as of the acquisition date was (in thousands):

Amount
Cash	$32
Accounts receivable	789
Property and equipment	1,379
Accounts payable and other accrued liabilities	(226)
Accrued compensation	(149)
Deferred revenue	(133)
Fair Value of IntegrityBio’s net tangible assets	$1,692

Pro forma financial information is not provided because the results of operations of the acquired entity were not material to the historical results of operations of the Company.

Acquisition of MDL Information Systems, Inc.

On October 1, 2007, the Company acquired MDL Information Systems, Inc. (MDL) for $123,000,000 in cash. Of the cash paid, the Company and the seller placed $10,000,000 in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of certain pre-closing intercompany transactions. The escrow account (including interest earned) was subsequently reduced to $1,735,000 after a March 2008 net working capital adjustment payment of $4,954,000 to the Company, and June 2008 distributions of $1,626,000 to the Company for withholding tax and professional fee reimbursement and $1,735,000 to the seller. The remaining amount in the escrow account will be settled by June 2009.

The total preliminary purchase price for this acquisition was $121,474,000, consisting of approximately $118,046,000 in cash ($123,000,000 cash paid, net of $4,954,000 working capital adjustments received) and $3,428,000 in transaction costs, consisting of banking, legal and other professional service fees (net of $325,000 reimbursement of transaction costs from the escrow account received in June 2008).

The preliminary purchase price allocation was as follows (in thousands):

Amount
Fair value of net liabilities assumed	$(5,605)
Accrued restructuring costs	(7,049)
In-process research and development	2,500
Intangible assets	59,000
Deferred tax liabilities	(17,771)
Goodwill	90,399
Total	$121,474

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of MDL’s net liabilities as of the acquisition date was (in thousands):

Amount
Accounts receivable, net	$4,417
Prepaids and other assets	2,538
Plant, property and equipment	4,851
Accounts payable and other accrued liabilities	(2,046)
Accrued compensation	(4,961)
Deferred revenue	(10,404)
Fair value of MDL’s net liabilities	$(5,605)

During the quarter ended September 30, 2008, the seller filed a US federal tax return covering the 2007 period prior to the Company's acquisition of MDL.  Certain assumptions made by the Company at the date of acquisition as it relates to the treatment of temporary differences differed from the return filed by the seller, resulting in adjustments to previously recorded deferred tax assets and liabilities assumed by the Company in the acquisition.  As a result, the Company recorded a net decrease of $4,657,000 to goodwill and to deferred tax liabilities.

11.	Restructuring Charges

On October 2, 2007, in connection with the MDL acquisition, the Company announced a restructuring plan to terminate approximately 120 Company employees, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total initial estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The remaining balance, which was associated with the termination of Symyx employees, was recorded as part of the Company’s operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of September 30, 2008, the Company had completed the majority of the restructuring plan, but estimates that, up to $683,000 may yet be incurred in legal fees and other expenses pertaining to the termination of certain former employees of MDL. The following table illustrated the change in accrued restructuring costs during the nine months ended September 30, 2008 (in thousands):

2008
Balance as of January 1, 2008	$2,275
New charges accrued during the period	723
Payments made during the period	(1,818)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(497)
Balance as of September 30, 2008	$683

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Quarterly Report on Form 10-Q (”Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Typically, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology are used to identify these forward-looking statements. These forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements appear throughout this Report and are statements regarding Symyx’s current expectation, belief or intent, primarily with respect to its operations and related industry developments.  There can be no assurance that these statements will prove to be correct.

You should not place undue reliance on these forward-looking statements. A variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in Part II, Item 1A of this Report under the heading “Risk Factors.” All forward-looking statements speak as of the date on which they were made, based on information available to Symyx at such date. Symyx assumes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for Symyx to predict which factors will arise.  In addition, Symyx cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008 (SEC File No. 000-27765).

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future periods.

Overview

Symyx Technologies, Inc. is a scientific research and development (R&D) integration partner to leading companies in the life sciences, chemical, energy, consumer products and electronics industries. With scientific R&D under tremendous economic and technical pressure, we help companies reduce R&D risk and enhance R&D productivity and enable them to bring more and better products to market quickly and cost-effectively. Our technology platform combines Symyx Software (which includes electronic lab notebooks, lab execution and analysis, logistics and decision support software, and scientific content), Symyx Tools (which includes modular and integrated workflows that can be enhanced by Symyx Software) and Symyx Research (which includes collaborative research and directed services) to support the R&D process.

We work with customers through our Symyx Software, Symyx Tools and Symyx Research businesses. With Symyx Software, we help address customer needs for greater data access and integration across the enterprise, improving their ability to search, manage, manipulate and store internal and external research data as well as to manage their intellectual property. In October 2007, we acquired MDL Information Systems, Inc. (MDL), a leading provider of innovative informatics software, databases and services that accelerate successful scientific R&D by improving the speed and quality of scientists’ decision making. With this acquisition, Symyx Software became the largest of our three business segments.

Our Symyx Tools and Symyx Research products provide different ways for customers to access our proprietary high-throughput technologies for parallel experimentation, enabling greater speed and breadth of research. We develop and apply high-throughput technologies that enable our customers to engage in faster and broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel or array-based testing.  Our Symyx Tools products enable customers to bring some of our laboratory capabilities into their own organizations by purchasing instruments that integrate and automate laboratory experimentation, resulting in increased research productivity. Customers leverage our expertise and infrastructure through our Symyx Research offerings, with programs that range from directed research to strategic collaborative relationships. A portion of our resident expertise and resources within Symyx Research is also allocated toward the development of intellectual property assets where we partner with a strategic or financial investor to develop materials science solutions.

Through software licensing, automated workflow sales and research services, we provide customers multiple ways to begin working with us. Our goal is to leverage and integrate all of our offerings so that, over time, our customers can easily access our entire technology platform to improve their R&D productivity and reduce program risk.

Highlights for the quarter ended September 30, 2008 include:

•
At $38.9 million, revenue for the quarter was up 49% over the same quarter of 2007, driven by significant growth in Symyx Software, primarily as a result of our acquisition of MDL, which offset a period-to-period decline of 45% and 16% in revenue for Symyx Research and Symyx Tools, respectively. Compared to the second quarter of 2008, revenue decreased by $1.7 million due to delays in validating and shipping two Symyx Tools systems totaling approximately $4.0 million at the end of the third quarter of 2008. We shipped these tools in the fourth quarter of 2008.

•
Despite the lower revenue in the third quarter of 2008, our net loss per share was $0.02 for the quarter, an improvement from our $0.05 loss per share in the second quarter of 2008, primarily due to the recognition of a $4.9 million gain from the sale of Ilypsa, Inc. (Ilypsa) and lower operating expenses.

•
On August 13, 2008, we acquired Integrity Biosolution, LLC (IntegrityBio), a privately-held research service company based in Camarillo, California for approximately $10.0 million. By acquiring IntegrityBio, we expanded our research service offerings in the life sciences industry into biologic formulations, complementing our existing chemical formulations services. The combination of Symyx and IntegrityBio creates a differentiated set of large molecule formulation services to customers in the pharmaceutical and biotechnology industries by combining IntegrityBio's formulation expertise with Symyx's advanced high-throughput research and informatics capabilities.

Our net loss for the nine months ended September 30, 2008 was $9.1 million, compared to a net income of $22.1 million for the nine months ended September 30, 2007, including gains of $4.9 million and $40.8 million, respectively, from the sale of our interest in Ilypsa. Amortization of intangible assets arising from business combinations also increased from $2.9 million in the nine months ended September 30, 2007 to $9.9 million in the nine months ended September 30, 2008 principally due to our acquisitions of MDL in October 2007. We have also significantly increased our investments in sales and marketing in 2008.

Stock-based compensation expenses recognized in our results of operations for the three and nine month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$50	$71	$184	$299
Research and development	358	570	1,081	2,020
Sales, general and administrative	712	809	2,016	2,712
Total	$1,120	$1,450	$3,281	$5,031

Looking forward, we believe the current uncertainty in domestic and global markets may cause our customers to delay or cancel significant capital purchases, such as our tools or software.  In addition, these conditions may adversely impact Symyx Research’s ability to close certain initiatives such as partnerships and new ventures in the chemical, energy and life science industries.  Accordingly, and in response to these challenging conditions, we may determine it is necessary to take measures to significantly reduce our operating expenses, which may lead to material restructuring charges and cash outlays in future periods.

Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (GAAP). Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivables, reserve for excess or obsolete inventory, future warranty expenditures and product life cycles; assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns and the fair value of acquired intangible assets. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.  Our critical accounting policies and estimates are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have not materially changed these policies except for the accounting policy related to foreign currency translations as noted below.

Foreign Currency Translation

We account for foreign currency translation in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, as amended. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into U.S. dollars at the rates of exchange in effect on the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction losses derived from monetary assets and liabilities stated in a currency other than the functional currency and recognized in results of operations were $1,807,000 and $63,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $1,469,000 and $58,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. The effect of foreign currency rate changes on cash and cash equivalents was a decrease of $846,000 and an increase of $45,000 through the nine months ended September 30, 2008 and 2007, respectively.

Results of Operations

Revenue

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except percentages)

Service	$18,382	$13,602	$4,780	35%
Product Sales	4,819	6,217	(1,398)	(22)%
License fees, content and royalties	15,708	6,234	9,474	152%
Total revenue	$38,909	$26,053	$12,856	49%

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except percentages)

Service	$57,137	$40,629	$16,508	41%
Product Sales	14,403	16,699	(2,296)	(14)%
License fees, content and royalties	44,927	19,249	25,678	133%
Total revenue	$116,467	$76,577	$39,890	52%

The predominant driver of our revenue increase in the three and nine months ended September 30, 2008 over the same periods in 2007 was increased software license, consulting and maintenance revenue in our Symyx Software business segment, and the addition of content revenue to that segment, as a result of the MDL acquisition.   The revenue increases in the software business were partially offset by lower Symyx Research and Symyx Tools revenue.

Historically product sales in the fourth quarter of 2008 have increased relative to the third quarter, reflecting the seasonality of our Symyx Tools business, which typically has its largest product sales of the year in the fourth quarter. However, Symyx Tools bookings in the third quarter were below our expectations, and we believe uncertainty in domestic and global markets may cause our customers to delay or cancel significant capital purchases in the near term. Accordingly, we expect product sales in the fourth quarter of 2008 to decrease compared to the $18.2 million recorded in the fourth quarter of 2007.

Concentration of Revenue

ExxonMobil and The Dow Chemical Company (Dow) contributed more than 10% of our year-to-date revenue, accounting for $17.1 million and $19.7 million of total revenue, respectively, for the nine months ended September 30, 2008, and for $28.0 million and $18.3 million of total revenue, respectively, for the same period in 2007.  During the three months ended September 30, 2008 ExxonMobil and Dow accounted for $3.2 million and $7.3 million of total revenue, respectively, and for $8.4 million and $5.8 million of total revenue, respectively, for the same period in 2007. As further described below, the collaborative research component of our alliance with ExxonMobil expired on May 31, 2008. In January 2008, we entered into a Research and License Agreement with ExxonMobil, which partially replaces or extends several projects, but we expect overall research revenue in 2008 from ExxonMobil to decline more than 50% from 2007 levels. We expect 2008 revenue from Dow to decline 20% or more relative to 2007 due to lower Symyx Tools purchases this year, and to a reduction in research revenue in accordance with the schedule described in our alliance agreement. We expect revenue from each of these two customers to decline further in 2009.

The revenue, and corresponding percent of revenue by each revenue component, from ExxonMobil and Dow, collectively, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2008		2007
Service	$5,234	28%	$8,596	63%
Product sales	2,194	46%	893	14%
License fees, content and royalties	3,031	19%	4,725	76%
Total	$10,459	27%	$14,214	55%

	Nine Months Ended September 30,
	2008		2007
Service	$19,744	35%	$26,816	66%
Product sales	5,143	36%	5,026	30%
License fees, content and royalties	11,981	27%	14,461	75%
Total	$36,868	32%	$46,303	60%

Revenue by Segment

We segregate revenue into the following business units (in thousands, except percentages):

	Three Months Ended September 30,
	2008	Change over Previous Year	2007

Symyx Research	$7,004	(45%)	$12,801
Symyx Tools	6,324	(16%)	7,515
Symyx Software	25,581	346%	5,737
Total	$38,909	49%	$26,053

	Nine Months Ended September 30,
	2008	Change over Previous Year	2007

Symyx Research	$28,125	(30%)	$40,345
Symyx Tools	18,660	(8%)	20,200
Symyx Software	69,682	335%	16,032
Total	$116,467	52%	$76,577

Symyx Research generates revenue primarily from providing directed and collaborative research services, and from licensing materials and intellectual property. The decrease in Symyx Research revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007 resulted primarily from reduced collaboration research revenue from ExxonMobil and, to a lesser degree, Dow. The collaborative research component of our alliance with ExxonMobil expired on May 31, 2008, though in January 2008 we entered into a Research and License Agreement with ExxonMobil which partially replaces or extends several projects.  Based on these extended projects, and upon Dow’s contractual commitments to us, we expect fourth quarter research revenue from ExxonMobil and Dow to be slightly below the level reported in the third quarter of 2008.

Symyx Research launched services initiatives in the chemical, energy and life science industries in late 2007 and early 2008, contributing to our 2008 revenue. In August 2008, we acquired IntegrityBio. While current revenues from these services initiatives are not material, we expect to focus on these services initiatives as key areas of opportunity for Symyx Research growth in 2009. We are also actively seeking partnerships for Symyx Research and working to establish a new venture in the area of biorefining to further offset the decline in alliance research revenues. We can provide no assurances these initiatives will be successful. If they are not successful, our financial condition and results of operations will be materially and adversely affected.

Symyx Tools generates revenue primarily from the sale and support of our Symyx Tools systems. In the three months ended September 30, 2008, Symyx Tools revenue declined 16% compared to the same quarter in 2007 due to delays in shipping two systems totaling approximately $4.0 million scheduled to ship during the quarter.  These systems shipped early in the fourth quarter of 2008.

Beginning in the second half of 2007, we significantly increased our investment in sales and marketing in an effort to broaden our sales opportunities for all of our business units. While we have expanded our pipeline of opportunities for Symyx Tools, our Symyx Tools bookings in the third quarter were below our expectations, and we believe uncertainty in domestic and global markets may cause our customers to delay or cancel significant capital purchases in the near term. Accordingly, we expect product sales in the fourth quarter of 2008 to decrease compared to the $18.2 million recorded in the fourth quarter of 2007.

The Symyx Software segment generates revenue primarily from the licensing of software, including the Isentris platform and our Laboratory Execution and Analysis (LEA) and Electronic Laboratory Notebook (ELN) products, content subscriptions, and providing associated support, maintenance and consulting services. Symyx Software revenue for the three and nine months ended September 30, 2008 increased $19.8 million and $53.6 million, respectively, over the comparable periods in 2007, driven by products acquired through the MDL acquisition and related services.

We completed the acquisition of MDL on October 2, 2007. At the date of the MDL acquisition, we recorded adjustments to reduce MDL’s content subscriptions and product support obligations to estimated fair values as of  the acquisition date. And to the extent former MDL customers renew these content subscriptions and product support contracts, we will recognize the full value of the content subscriptions and product support contracts as deferred revenues and recognize the related revenue ratably over the contract period. As such, we expect software revenues to increase in the fourth quarter of 2008 compared to the same period of 2007.

Cost of Revenue

	Three Months Ended September 30,
	2008			2007
	Amount (in thousands)	As a Percentage of Product Revenue	Change over Previous Year	Amount (in thousands)	As a Percentage of Product Revenue
Cost of service	$5,044		179%	$1,811
Cost of products sold	2,079	43%	(23%)	2,715	44%
Cost of license fees, content and royalties	1,410		NA	--
Amortization of intangible assets arising from business combinations	1,864		166%	701
Total cost of revenue	$10,397		99%	$5,227

	Nine Months Ended September 30,
	2008			2007
	Amount (in thousands)	As a Percentage of Product Revenue	Change over Previous Year	Amount (in thousands)	As a Percentage of Product Revenue
Cost of service	$14,884		179%	$5,334
Cost of products sold	6,378	44%	(16%)	7,628	46%
Cost of license fees, content and royalties	4,328		NA	--
Amortization of intangible assets arising from business combinations	5,431		159%	2,100
Total cost of revenue	$31,021		106%	$15,062

Cost of service includes certain operating expenses related to software consulting and software and hardware maintenance and costs associated with research services provided by IntegrityBio. Costs associated with research services provided by Symyx Research are not included as a cost of service. Our research staff typically works on projects that are either funded by customers or funded internally. It is impractical for us to separate the costs attributable to generating research service revenue from those attributable to internal projects. Therefore costs from research groups other than IntegrityBio are recorded as research and development expenses.

The MDL acquisition significantly increased our software consulting and maintenance revenue and the costs associated with these revenue streams and is thus the primary contributor to the increase in cost of service.  With the MDL acquisition, we also added content subscription revenue, which is the primary driver of the increase in cost of license fees, content and royalties, reflecting primarily royalties paid to third party owners of certain content we provide to our customers.  Finally, period-to-period increase in amortization of intangible assets arising from business combinations is also due to the MDL acquisition.

Cost of product sold in the third quarter of 2008 when compared with the same period in 2007 decreased as a result of the decrease in product sales, despite a writedown for excess inventory of $387,000. The cost of products sold as a percentage of product revenue decreased due to a change in product mix. We expect the cost of products sold as a percentage of product sales to fluctuate from period to period because the majority of Symyx Tools are built to order or to particular specifications. For systems that include a significant development component prior to their commercial build, or systems delivered to customers as prototypes, we expense development costs incurred prior to the commercial build, which results in a lower cost of products sold and higher margin in the quarter in which we deliver such a system to the customer.

Other Operating Expenses

	Three Months Ended September 30,
	2008			2007
	Amount (in thousands)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in thousands)	As a Percentage of Total Revenue
Research and development	$18,814	48%	33%	$14,163	54%
Sales, general and administrative	12,375	32%	30%	9,537	37%
Amortization of intangible assets arising from business combinations	1,476	4%	463%	262	1%
Total operating expenses	$32,665	84%	36%	$23,962	92%

	Nine Months Ended September 30,
	2008			2007
	Amount (in thousands)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in thousands)	As a Percentage of Total Revenue
Research and development	$59,230	51%	34%	$44,105	58%
Sales, general and administrative	41,896	36%	46%	28,642	37%
Amortization of intangible assets arising from business combinations	4,432	4%	467%	781	1%
Total operating expenses	$105,558	91%	44%	$73,528	96%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facilities costs;

•	supplies; and

•	depreciation of owned facilities and laboratory equipment.

Total R&D expenses for the three and nine months ended September 30, 2008 increased from the same periods in 2007 due to an increase in salaries and other personnel-related expenses for the additional headcount added as a result of the MDL acquisition, partially offset by lower stock-based compensation expense.

Innovations and advances generated by our research and development personnel support our Symyx Software operations, Symyx Research services and Symyx Tools, and generate intellectual property and discovered materials that support our licensing activities.  With respect to Symyx Software, we expect our level of R&D expenses to remain consistent in the near term.

As described above under “Revenue by Segment,” our research revenue has declined significantly in 2008 due to reductions in revenue from ExxonMobil and, to a lesser degree, Dow, and we expect revenues for Symyx Tools in 2008 to be below 2007.  Also as described above under “Revenue by Segment,” Symyx Research has added new revenue streams through its services initiatives in the chemical, energy and life science industries, added new services capabilities through the acquisition of IntegrityBio, and is actively seeking partnerships and venture opportunities to further offset the decline in alliance research revenues.  While we believe our market opportunities are significant and that continued investment across our business segments is necessary for long-term success, the level of our continuing R&D investments in Symyx Research and Symyx Tools will be determined by our success in these initiatives and our revenue outlook.

We do not track fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Projects funded by research service customers	40%	56%	41%	57%
Projects funded internally:
Software development	50%	32%	50%	31%
Tools development	6%	6%	6%	7%
Research	4%	6%	3%	5%
Total	100%	100%	100%	100%

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents, and professional expenses, such as outside legal and accounting fees. The increase in SG&A expenses for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to increased personnel costs related to the MDL acquisition and the expansion of our sales force to pursue growth in our target markets. We have invested heavily, and believe it is necessary and advisable to continue to invest, in our leadership, sales and support teams, and our marketing activities to pursue our market opportunities.

Our SG&A expenses as a percentage of total revenue decreased significantly in the three months ended September 30, 2008 from the same period in 2007, primarily due to the significant increase in revenue in the current quarter and, to a lesser extent, lower bonus accruals in the current period.

Amortization of Intangible Assets Arising from Business Combinations

In connection with our various business acquisitions, we recorded $84.9 million of intangible assets. As disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements, we amortize intangible assets arising from business combinations on a straight-line basis over their estimated useful lives. The increase in amortization of intangible assets from 2007 to 2008 was primarily due to the MDL acquisition, and to a lesser extent, the acquisition of IntegrityBio. We expect to continue to report significant amortization expenses from these acquisitions in the next few years.

Gain from Sale of Equity Interest in Ilypsa, Inc.

We recorded gains of $4.9 million and 40.8 million from the sale of our equity interest in Ilypsa during the three months ended September 30, 2008 and 2007, respectively. We received approximately 90% of the proceeds in 2007, and received the remaining escrowed balance, plus interest, in 2008.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended September 30, 2008 was a net other expense of $1.7 million, compared to a net other income of $1.8 million for the prior year period.  The period-to-period decrease was due to foreign currency losses and decreased interest income due to lower average investment balances and yields.

Interest and other income (expense), net, for the nine months ended September 30, 2008 was $704,000, compared to $5.3 million for the prior year period.  The period-to-period decrease was similarly driven by current period foreign currency losses and lower interest income, partially offset by a $1.6 million gain from the sale of our Occupational Health Service (OHS) business in May 2008. We acquired the OHS business as part of the MDL acquisition and decided to divest it because it did not fit within our business strategy for Symyx Software.
.
Provision for Income Taxes

We recorded an income tax benefit of $161,000 and $5.4 million for the three and nine months ended September 30, 2008, respectively, compared to an income tax expense of $14.8 million and $11.7 million for the three and nine months ended September 30, 2007, respectively. The effective income tax rate was 18% and 38% for the three month periods ended September 30, 2008 and 2007, respectively. The effective income tax rate was 37% and 35% for the nine month periods ended September 30, 2008 and 2007, respectively. The effective income tax rate for the three months ended September 30, 2008 was significantly lower than our statutory rate of 40% due to the discrete items recorded in the quarter, including foreign income taxes and gain from sale of our interest in Ilypsa. See Note 8 of Notes to Condensed Consolidated Financial Statements for a list of items that impacted our effective income tax rate. We expect our effective income tax benefit rate for fiscal year 2008 to be approximately 40%.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any tax authorities.  Because we used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2004 for federal and California tax purposes.

Equity in Loss from Investment in Visyx Technologies Inc.

In November 2006, we invested $400,000 in cash and licensed certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (Visyx). We had a 45% voting right in relation to our shareholding. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. We will share in future distributions, if any, subject to certain preferred stock liquidation preferences. We do not have any commitments to fund this entity. As of September 30, 2008, we had no carrying value in this investment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Accordingly, we adopted certain provisions of SFAS 157 on January 1, 2008 on a prospective basis for our financial assets and liabilities, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. We also elected to delay the adoption of SFAS 157 for our nonfinancial assets/liabilities under FSP 157-2 until January 1, 2009 and are currently evaluating its impact on our consolidated financial statements.

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

The only type of financial assets to be measured at fair value using Level 1 inputs on a recurring basis was our money market funds. We derived the fair value of our money market funds from quoted market price and measured the fair value of our money market funds using Level 1 inputs to be $49.8 million.

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. We do not have any noncontrolling interest as of September 30, 2008.

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

Balance Sheet and Cash Flows

At September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $67.6 million, an increase of $22.1 million from December 31, 2007, and a decrease of $20.6 million from June 30, 2008.

Our operating activities provided $26.8 million and $6.2 million of cash during the nine months ended September 30, 2008 and 2007, respectively. The significant increase in the current period was primarily due to the growth of our business due to the MDL acquisition and the timely collection of the amounts due to us for annual renewals of maintenance and content in our Symyx Software business. Due to the fact that the majority of our software renewals occur in the first half of each calendar year and collections of receivables for the fourth quarter Symyx Tools sales (generally the greatest among the four quarters) also occur in the first half of the year, we expect our cash flow from operations will typically be higher in the first half of a given calendar year than in the second half.  Our balance of cash and cash equivalents declined as expected from the second quarter to the third quarter of 2008, and we expect an additional moderate decline in the fourth quarter of 2008.

Net cash provided by investing activities during the nine months ended September 30, 2008 was $4.2 million, including $8.4 million of proceeds from the maturity of marketable securities that were invested in securities that were considered cash equivalents, receipt of $5.5 million in proceeds from the sale of our interest in Ilypsa and of the OHS business, and the receipt of a $5.0 million working capital adjustment from the seller of MDL, net of cash outflows of $10.1 million and $4.6 million used for the business acquisitions and for the purchase of property and equipment, respectively. Net cash provided by investing activities during the nine months ended September 30, 2007 was $100.7 million, including primarily net proceeds of $59.5 million from maturity of marketable securities that were invested in securities that were considered cash equivalents and the receipt of $41.2 million in proceeds from the sale of our interest in Ilypsa.

Net cash provided by (used in) financing activities during the nine months ended September 30, 2008 and 2007 amounted to $376,000 and ($213,000), respectively, including proceeds from Employee Stock Purchase Plan (ESPP) purchases and stock option exercises, offset by the payment of employee withholding taxes in lieu of issuing common stock upon the vesting of restricted stock units.

Current liabilities as of September 30, 2008 increased by $16.6 million compared to December 31, 2007 primarily due to an increase of $13.2 million in deferred revenue related to the seasonally high renewals of maintenance and content subscriptions during the nine months ended September 30, 2008 in our Symyx Software business. This increase was also impacted by the effects of acquisition accounting related to recognizing the fair value of acquired content subscriptions and maintenance services from MDL.

We believe our current cash and cash equivalents and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements and other liquidity requirements associated with our existing operations for at least the next twelve months. However, we may choose to raise additional funds through public or private financing, collaborative relationships or other arrangements, access to which is likely to be materially and adversely affected by the current turmoil in global financial markets. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing would likely be materially dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of September 30, 2008, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions. We are not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced or the claim is made.

Contingencies

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the former stockholders of Autodose SA are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (or equivalent to $6,472,000 using foreign currency exchange rate in effect on September 30, 2008) upon the achievement of certain 2008 and 2009 revenue targets with respect to our Autodose product line. We evaluate the possibility of achieving these targets from time to time. If any of the revenue targets are met or are probable to be met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2008. Based on our current forecast of revenue from our Autodose product line, we do not expect to record any additional consideration during the remainder of 2008.

Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as our employee continuously for 24 months from the acquisition date. We are accruing this liability ratably over the required service period of 24 months. As of September 30, 2008, we have recorded $117,000 long-term payable to the founder. We also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as an additional consideration pursuant to the terms of the purchase agreement.

Contractual Obligations

During the nine months ended September 30, 2008, there were no material changes to our commitments disclosures as set forth under the captions “Principal Commitments" and "Other Commitments" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2008. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)	Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating Symyx’s business, you should carefully consider the following risks, as well as other information contained in this Report.  If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties listed are not the only risks and uncertainties facing Symyx.  Additional risks and uncertainties Symyx has not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in Symyx’s Annual Report on Form 10-K for the year ended December 31, 2007.

*We depend on a small number of key customers for a large portion of our revenues.  If we lose any of our key customers or a key customer significantly reduces its business with us, our business, financial condition and results of operations would be adversely affected.

We have depended on a relatively small number of key customers for a large portion of our revenues, and expect ExxonMobil, Dow and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. In particular, our revenue from ExxonMobil and Dow is expected to be substantially lower in 2008 compared to the $71.8 million in 2007, and again substantially lower in 2009 compared to 2008. With the expiration of our primary alliance agreement with ExxonMobil in May 2008, we expect research revenue from ExxonMobil to decline over 70% in the second half of 2008 as compared to the first half of 2008. We have initiatives in research services for the chemical, energy and life science industries, and in forming partnerships or new ventures in these areas intended to address this decline, but can provide no assurances these initiatives will be successful. If we are not able to replace these anticipated decreases in fiscal 2008-2009 with new revenue, our business, operating results and financial condition will be materially and adversely affected.

*If we revise the projections we give to our stockholders regarding our anticipated financial results, and the revised projections are not well received by our stockholders, market analysts or investors, our stock price may be adversely affected.

Due to the possibility of fluctuations in our revenue and expenses, it is difficult for our management to predict or estimate our quarterly or annual operating results and to give accurate projections. Our operating results in some quarters may not meet the expectations of stock market analysts and investors.  In addition, as in the case of the revised projections for the balance of fiscal 2008 communicated in October 2008 and revised projections for the balance of fiscal 2007 communicated in April 2007, we may update the financial projections we communicate to our stockholders from time to time to address recent developments, though we undertake no obligation to do so. In cases in which we lower our projections, our stock price will likely decline, and investors will experience a decrease in the value of their investment.

*We expect our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  In particular, third and fourth quarter revenue is often heavily dependent on closing sales for a few very expensive Symyx Tools to specific customers. The timing or occurrence of these sales is difficult to predict. Quarterly fluctuations also result from our customers’ budgetary cycles, as our customers typically expend their remaining capital budgets for the year in the fourth quarter. As a result, the fourth quarter historically has been our strongest quarter. These fluctuations could cause our stock price to fluctuate significantly or decline, as was the case when we reported revised projections for the balance of fiscal 2008 in October 2008 and reported revised projections in April 2007 for the balance of fiscal 2007. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies

•	the size and timing of customer orders for, shipments of, and payments related to Symyx Tools;

•	the concentration of Symyx Tools sales in the second half of the year, with the majority of those sales occurring in the fourth quarter;

•	the sale of integrated workflows including software and tools that may cause our tools revenue to be recognized ratably over future periods under our revenue recognition policy;

•	customers’ willingness to renew annual right to use software or content licenses or maintenance and support agreements;

•	the technical risks associated with the delivery of Symyx Tools and the timing of customer acceptance of Symyx Tools;

•	the size and timing of both software and intellectual property licensing agreements we may enter into;

•	the timing and willingness of partners to commercialize our discoveries that would result in royalties;

•	the amount and timing of royalties we receive from third parties, including those who license Symyx Tools and Symyx Software for resale;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	special charges related to completed or potential acquisitions;

•	the size and timing of research and development programs we undertake on an internally funded basis;

•	developments or disputes concerning patent or other proprietary rights;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

•	changes in accounting rules and regulations, including those related to revenue recognition, stock-based compensation and accounting for uncertainty in income taxes; and

•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions.

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature, which could contribute to adverse fluctuations in quarterly operating results. Accordingly, if our revenue declines or does not grow as anticipated due to the expiration of research contracts, failure to obtain new contracts, or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenue would significantly harm our operating results.

Recently, we have been devoting a larger proportion of our resources to internally funded initiatives focused on the chemical, energy and life science industries. We intend for these initiatives to result in new partnerships or ventures with third parties that would use our technology and expertise to further develop and commercialize products.  The ultimate success of these initiatives is dependent on timely investment by third parties to assist in funding the research and development effort. If we are unable to engage in partnerships or ventures with third parties to fund ongoing initiatives when we anticipate a need for such funding, we may not be able to correspondingly reduce our operating expenses in a timely fashion which may significantly harm our operating results.

*Business activities such as the development of a new line of business or the acquisition of a company or technology could disrupt our business, affect our operating results and distract our management team.

If we develop a new line of business or pursue a partnership or venture, our management’s attention may be diverted from normal daily operations of the business. Furthermore, an acquisition or business expansion, or participation with a third party in a venture, may not produce the revenue, earnings or business synergies that we anticipate. The time, capital management and other resources spent on an acquisition or business expansion, or participation with a third party in a venture, that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. Further, if we do not successfully execute on our integration and operational initiatives, or if our integrated product lines do not achieve substantial market acceptance with our existing and new customers, our operating results and financial condition will be materially and adversely affected.  We have acquired a number of businesses in the past, including, in the last four years, IntelliChem, Inc., Synthematix, Inc., Autodose SA, MDL and Integrity Biosolution, LLC. In the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities.  In the event of any future acquisitions or business expansions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts or assume liabilities. Our success depends upon our ability to successfully integrate the products, people, and systems we acquired in these transactions. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, amortization of acquisition-related intangible assets, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. Specifically in 2007 we completed the acquisition of MDL Group Companies which increased the goodwill balance by $95 million, and combined with the recent decrease in our market capitalization, may result in future impairments of our goodwill.

*Fluctuation in foreign currency exchange rates may materially affect our financial condition and results of operations.

With the acquisition of MDL, we have significantly increased our exposure to foreign currency fluctuations because a significant portion of our business is now denominated in currencies other than our functional currencies or our reporting currency for consolidated financial statements. During the nine months ended September 30, 2008, we recorded a foreign currency loss of approximately $1.5 million. Material changes in foreign currency exchange rates may materially and adversely affect our financial condition and results of operations.

*We are exposed to general global economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. A global economic slowdown, such as that resulting from the current disruption in domestic and international credit and financial markets which have contributed to a 34% decline in the Nasdaq Composite Index between January 2, 2008 and October 31, 2008, or a particular slowdown in the life science and/or chemical industries resulting in decreased sales of our products and services, may materially adversely impact our business, operating results and financial condition.

*The sales cycle for Symyx Tools and a number of our Symyx Software products is long and complex, and requires us to invest substantial resources in a potential sale before we know whether the sale will occur.  There is no guarantee that the sale will ever occur and if we are unsuccessful in our marketing and sales efforts, our financial condition and results of operations would be adversely affected.

We have a limited number of contracts for our Symyx Tools and our Symyx Software product offerings that are not database subscriptions.  Our sales efforts require us to educate our potential customers about the full benefits of our solutions, which often requires significant time and expense. Our sales cycle is typically from 6 to 18 months, and we incur significant expenses, and in many cases begin to build customer-specific Symyx Tools prior to obtaining contractual commitments, as part of this process, without any assurance of resulting revenues.  Factors impacting sales and the length of our sales cycle include, but are not limited to, the following:

•	complexity and cost of our Symyx Tools systems and difficulties we may encounter in meeting individual customer specifications and commitments;

•	our ability to build new Symyx Tools systems, develop software and design workflows to meet our customers’ demands;

•	limited number of customers that are willing to purchase our larger Symyx Tools systems or enter into licensing agreements with us; and

•	customers' budgetary constraints and internal acceptance review procedures.

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

Beginning in the third quarter of fiscal 2007, we established a range of new service offerings for our Symyx Research business.  These services are intended to leverage the expertise and experience of our technical staff and provide new revenue opportunities to replace the expected decline in research-related revenues from ExxonMobil in 2008.  We have not yet proven the marketability or commercial viability of these service offerings.  If we are unable to achieve significant sales from these new offerings, our revenue will be lower than what we anticipate and we may need to incur restructuring and other related charges, as a result of which our financial condition and results of operations will be materially and adversely affected.

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

The market price of our common stock has been highly volatile since our initial public offering. For example, in October 2008, the highest closing price for our common stock was $9.51 and the lowest closing for our common stock was $4.13.  Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

•
failure to achieve operating results within the guidance our senior management provides, as occurred in the quarter ended September 30, 2008, or downward revisions in guidance relative to previous forecasts as occurred in October 2008 and April 2007 for the balance of each of those fiscal years;

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

•
general market conditions, political influences, and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, such as global economic slowdown resulting from the current disruptions in the credit and financial markets. Particularly given the current economic downturn, we are concerned that market conditions may temper customer activity on major capital purchases such as Symyx Tools, and significant enterprise investment in software.

These factors and fluctuations may materially and adversely affect the market price of our common stock.  Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options or restricted stock units, or to use our stock to acquire other companies or technologies at a time when cash or financing for such acquisitions may not be available.

*We may not be able to maintain and grow a profitable business.

Our ability to grow our business and achieve profitability is dependent on our ability to:

•	extend current research and development relationships and add new ones;

•	secure new Symyx Tools customers;

•	enter new partnerships or ventures with third parties that would use our technology and expertise to further develop and commercialize products;

•	add additional licensees of our software, discovered materials, and intellectual property;

•	convince existing customers to upgrade to products with greater functionality and increase the number of users within our existing customer base; and

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

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

In particular, many companies in the chemical and life science industries have, in the past several years, experienced declining profitability, and in many cases, losses. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. In addition, many chemical products have become commodity products that compete primarily on the basis of price. As a result, some chemical and life science companies have reduced their research and development activities and/or delayed investments in new technologies. If commoditization of chemical products and other pressures affecting the profitability of the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe that our technologies can help chemical, energy, life science, consumer product, and other companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they will be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our Symyx Tools, or choosing not to work with Symyx, any of which could reduce our revenue and harm our business and operating results.

*Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced substantial growth recently due to significant acquisitions. Growth places strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. The hiring of qualified scientific and technical personnel is generally difficult because the number of people with experience in high-throughput materials science is limited. We encounter competition for qualified professionals, especially in the San Francisco Bay Area where we are headquartered. Further, as we form new alliances with other collaborative partners or expand on our Symyx Software, Symyx Tools and Symyx Research relationships, we may need personnel with specific skill sets that may be difficult to locate or attract. Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain “key person” life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future.  The recent decline in our market value of our common stock may complicate this effort by reducing the perceived value of equity compensation awards to our employees and candidates for employment. We may not be able to meet our future hiring needs or retain existing personnel.  We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of who are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business.

*Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenue and harm our business.

The field of high-throughput materials science is increasingly competitive. We are aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. There are also companies focusing on aspects of high-throughput chemistry for the discovery of materials on behalf of third parties. In addition, academic and research institutions may seek to develop technologies that would be competitive with our technologies for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants and pricing pressure may increase. Our Symyx Tools and Symyx Software business groups are facing increasing competition from a number of instrument manufacturing and software companies. To the extent these companies develop competing technologies, our own technologies, methodologies, systems and workflows, and software could be rendered obsolete or noncompetitive. We would then experience a decline in our revenue and operating results.

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

The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. We also have begun the process of defending certain U.S. patents in a reexamination. In addition, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office, that challenge the validity of the patents we have obtained there. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. In that case, our revenue and operating results would decline.

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

Our success depends on our ability to enforce our intellectual property rights through either litigation or licensing. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing, and obtaining a commercially significant outcome as a result of such infringement. Intellectual property litigation can succeed if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. In addition, we are involved in several administrative proceedings, such as opposition proceedings in the European Patent Office, that challenge the validity of the patents we have obtained there. We also have begun the process of defending certain U.S. patents in a reexamination. If we lose part or all of our intellectual property position, whether through litigation or opposition proceedings, our business and operating results may be harmed.

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

Our intellectual property must protect our overall business structure by allowing us to obtain commercially significant results from litigation, including compensation and/or relevant injunctions, without resulting in undue cost and expense. Enforcement of our intellectual property through litigation can result in significant expenses, distractions, and risks that might cause us to lose focus or may otherwise harm our profitability and weaken our intellectual property position. Enforcement proceedings can adversely affect our intellectual property while causing us to spend resources on the enforcement proceedings. As our licensing activities have matured, we have become involved in arbitration, litigation and similar administrative proceedings to assert and defend our intellectual property. These matters may become material and more such matters may arise. Successful conclusion of these matters will assist our business, while unsuccessful conclusion of these matters will cost us time and money and possibly loss of rights. Our ability to manage the costs of these proceedings to obtain a successful result cannot be predicted.

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

•	a provision that prohibits our stockholders from acting by written consent without a meeting;

•	a provision authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision that permits only the Board of Directors, the President or the Chairman to call special meetings of stockholders; and

•	a provision that requires advance notice of items of business to be brought before stockholders meetings.

These provisions can be amended only with the vote of the holders of 66 2/3% of our outstanding capital stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Specimen Common Stock Certificate
10.42(4)	First Amendment to the Consulting and Independent Contractor and Service Agreement and Work Orders between Symyx Technologies, Inc. and David C. Hill
31.1(4)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2(4)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1(4)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (SEC File No. 000-27765).

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on August 1, 2008 (SEC File No. 000-27765).

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (SEC File No. 333-87453), as amended.

(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 7, 2008	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Specimen Common Stock Certificate
10.42(4)	First Amendment to the Consulting and Independent Contractor and Service Agreement and Work Orders between Symyx Technologies, Inc. and David C. Hill
31.1(4)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2(4)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1(4)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (SEC File No. 000-27765).

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on August 1, 2008 (SEC File No. 000-27765).

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (SEC File No. 333-87453), as amended.

(4) Filed herewith.