Form 10-K
period 2008-12-31
SYMYX TECHNOLOGIES INC
filed 2009-03-13
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-27765

SYMYX TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0397908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1263 East Arques Avenue
Sunnyvale, California 94085	(408) 764-2000
(Address of Principal Executive Offices Including Zip Code)	(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Class:	Common Stock, $0.001 Par Value	Name of Each Exchange on Which Registered:	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $132.5 million, based on the closing price for the common stock on the NASDAQ Global Select Market on such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 14,793,000 shares held by directors, officers and stockholders whose ownership exceeded 5 percent of the registrant’s outstanding common stock as of June 30, 2008. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of February 27, 2009, 34,031,617 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K where indicated. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

i

PART I

ITEM 1.  BUSINESS

This discussion and other parts of this Annual Report on Form 10-K ("Report"), including the "Management’s Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking statements that involve risks and uncertainties, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "plan," "intend," "goal," "anticipate," "should," "planned," "estimated," "potential," and "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements whenever they appear in this Report. Forward-looking statements include, without limitation, statements regarding: our intentions, beliefs and expectations regarding our future financial performance and operating results, anticipated trends in our business; the status of our collaborations with industry leaders; our ability to continue to enter into new collaborative arrangements; the impact of general economic trends on our business; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our customers; our market penetration and expansion efforts; the potential impact and benefits of our technology on our customers and on materials research and development; our expectations regarding the development, effectiveness and acceptance of our technology; the expansion of our capabilities and our portfolio of intellectual property; the effect of our past acquisitions; our belief regarding the adequacy of our supply arrangements; and our belief regarding employee relations.

Among the factors that could cause actual results to differ materially are the factors detailed in Item 1A, "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. You should also consult the risk factors listed from time to time in Symyx’s quarterly reports on Form 10-Q and other Securities and Exchange Commission (“SEC”) filings.

General

Symyx Technologies, Inc. enables global leaders in life sciences, chemical, energy, and consumer and industrial products to optimize and accelerate their scientific research and development (“R&D”). Through our expertise in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, we help companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize the return on their R&D investments. Symyx software, tools, and research services enable scientists to design, execute, analyze, and report experimental results faster, easier and less expensively. Information about Symyx, including reports and other information we have filed with the SEC, is available at www.symyx.com. The information posted on our website is not incorporated into this Report.

Symyx was incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are located at 1263 East Arques Avenue, Sunnyvale, California, 94085, and the telephone number at that location is (408) 764-2000. Our mailing address is 415 Oakmead Parkway, Sunnyvale, CA 94085. Our common stock trades on the NASDAQ Global Select Market under the symbol “SMMX.”

From mid-2007 until the end of 2008, we were organized into three business units:  Symyx Software, Symyx Tools and Symyx Research. In December 2008, we initiated a reorganization (the “Reorganization”) in which we combined Symyx Tools and Symyx Research into a single business unit, Symyx High Productivity Research (“ Symyx HPR”), moved from a single combined sales force to dedicated sales forces within our two business units, and reduced our workforce by approximately 15%.

Symyx Software provides a suite of scientific software, content and technology to support R&D information lifecycle management across the enterprise, improving scientists’ ability to search, develop, manage, manipulate and store research data and to manage intellectual property. Symyx Software is the larger of our business units, accounting for 59% of our 2008 revenue.

Symyx HPR provides various ways for customers to access our proprietary high-throughput technologies for parallel (versus serial) experimentation, enabling greater speed and breadth of research. Symyx HPR develops and applies high-throughput technologies that empower customers to engage in faster, broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel, or array-based testing. Our customers can bring some of the capabilities of our laboratories into their own organizations by purchasing our tools to integrate and automate laboratory experimentation to increase research productivity. Customers can also leverage our expertise and infrastructure through the purchase of research services, with programs that range from directed research to strategic collaborative relationships. The reorganization of services, along with the combination of tools and research into HPR are intended to leverage the expertise and experience of our technical staff and sales team, and provide new revenue opportunities to replace the expected continued decline in research-related revenue from ExxonMobil and The Dow Company in 2009 as mentioned in the “Customers” section below. Symyx HPR accounted for 41% of our 2008 revenue.

Through software and database licensing, software services, tool sales and research services, we provide customers multiple ways to work with us. Our goal is to leverage and integrate our offerings so that, over time, our customers can easily access our entire technology platform to improve their R&D productivity and reduce program risk, while reducing time-to-market for products reaching commercialization.

Industry Background

Materials and their diverse properties contribute in vital ways to many of the products in everyday use. These materials are discovered and evolve through advanced chemical R&D.  Most of the world’s largest companies in our target industries -- life sciences, chemical, energy and consumer and industrial products -- depend heavily upon these advancements. New drugs, cleaner and more efficient fuels, cheaper and stronger plastics, new and improved personal care products, as examples, share a common feature:  they depend upon success in the chemical laboratories within an R&D organization.

Traditional materials research relies on an expensive and time-consuming process of trial and error: identifying potentially promising areas for chemical research, making one material, testing it, then making a different material, testing it and so on.  At the rate of only a few experiments per day per person using manual, paper-based processes, these traditional discovery methods cannot keep pace with today’s competitive environment, shorter product life cycles and revenue growth expectations.

By applying informatics, miniaturization, parallelization and automation to chemical research -- whether through the licensing of Symyx Software or the sale of Symyx HPR tools and research services -- we believe we can help transform our customers’ R&D operations, enabling them to advance their research and development faster and more cost-effectively than is possible using traditional methods.

We primarily serve customers in two broad categories:

1)	Life Sciences

The life sciences industry is highly competitive and undergoing a major transformation, as pharmaceutical and biotechnology R&D organizations tackle issues such as the growing costs of drug development and marketing, more competition from generic drugs, scrutiny over healthcare and drug costs, patent expiration on leading products and product families, increased partnering and outsourcing and the need for more targeted therapeutics.

2)	Chemical, Energy and Consumer and Industrial Products

To compete effectively and efficiently on a global scale, chemical, energy and consumer and industrial products companies must execute and innovate faster than ever before. Meeting this imperative requires broader and more cost-effective experimentation, implementing quicker, more efficient product application testing, reducing raw materials costs, enhancing production yields, creating new product variants and improving manufacturing quality.

The market dynamics in these categories are changing product economics, especially with respect to time-to-market and prices, and in turn, mandating better information correlation across people, instruments and geographies, faster experimentation and lower costs.  Our offerings help customers meet these demands. Symyx Software enables the integration of research data and enterprise-wide information sharing.  Symyx HPR automation tools enables our customers to perform 10 to 25 times more experiments per year at 90% lower costs per experiment and improved precision and accuracy over traditional discovery method.  And for those customers who wish to leverage our deep expertise in chemistry, materials science and high-throughput research, Symyx HPR research personnel can work with or for customers to solve discovery and development challenges directly.

Symyx Solutions

Symyx Software

We have developed our software offerings through acquisitions and internally.  Most recently, in October 2007 we acquired MDL Information Systems, Inc. (“MDL”), a leading provider of scientific informatics software, databases and services.  We acquired IntelliChem, Inc. (“IntelliChem”) in November 2004, and Synthematix, Inc. (“Synthematix”) in April 2005; these two companies provided us our initial entry into the market for electronic lab notebook (“ELN”) applications. Internally, we have developed a number of solutions, including our recently released Symyx Notebook 6.0 enterprise ELN platform, leveraging much of the knowledge gained from our IntelliChem and Synthematix acquisitions, and our lab execution and analysis software (“LEA”), which enables scientists to design experiments, execute those experiments on our automated workflows, and capture and analyze large quantities of multi-media data.

Today, Symyx Software encompasses:

Symyx Isentris--Decision Support.  We offer Symyx Isentris®, a comprehensive solution consisting of a number of industry-leading products including:

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

Symyx Notebook 6.0 Platform.  Symyx Notebook is an enterprise application that replaces paper notebooks traditionally used by scientists, providing a digital environment where scientists can plan, execute, record, store, back up and share their daily research activities. We offer a universal ELN foundation, and continue to develop domain-specific capabilities for scientists engaged in discovery, process, analytical, formulations and biology functions that are designed with their specific workflows in mind. We believe having front-ends customized based on specific functions best meets the needs of scientists, while having those front-ends built on a common platform facilitates enterprise-wide adoption and use of Symyx Software, enabling optimal use of research data, improving data and documentation quality, and insuring adherence to standard operating procedures.

Vault Platform.  Supporting our ELN offerings is our proprietary database solution, Vault Platform, which supports workflow, information access, security, signatures, document storage and access, and collaboration within regulated and non-regulated environments.

Content Databases. To support their research activities, scientists can access our comprehensive, integrated and cross-referenced collection of factual databases and reference works covering bioactivity, chemical sourcing, molecular properties, synthetic methodology, metabolism and toxicology information.  These vital research resources can be accessed easily through our Symyx Notebook and Isentris applications, or via the Internet through our Discovery Gate portal.

Lab Execution and Analysis (“LEA”). Our LEA applications enable scientists to control, monitor and manage the acquisition of large amounts of data from automated laboratory instruments, semi-automated instruments and manual instrumentation.  We developed LEA on a vendor-neutral architecture, so it can collect data from our instruments as well as from a broad range of third-party laboratory equipment resources, delivering highly flexible method development into the hands of scientists.

Our LEA software applications deliver real-time data warehousing, querying, visualization and reporting with unified and linked views across documents, chemical structures, multi-step synthesis and sample lifecycles.  Members of a team or an entire organization can utilize multiple query and browsing tools to simplify reporting or to search by document or chemical structure. With enterprise-level, worldwide scalability, our LEA software is designed to meet the needs of companies as they grow.

Experimental Logistics. We offer the chemical presentation capabilities that customers have utilized for the past 27 years as well as systems that support laboratory operations and enhance laboratory productivity. These applications provide a framework for information exchange and laboratory workflow facilitation, and solutions for information management, work request handling, ordering, purchasing and sample management.

Software Services.  Symyx Software also offers customers a range of software integration and development services.

Customers of our software include life science, chemical and energy companies, as well as consumer and industrial products companies seeking to improve and integrate their research data management. Pharmaceutical and biotechnology companies use Symyx Software to support their pre-clinical research activities as well as some pharmaceutical discovery research and chemical research. Chemical, energy and other industrial companies use our software broadly across their research groups.

Symyx HPR

Introduction--High-Throughput Technologies

Since its founding in 1994, Symyx has pioneered high-throughput R&D technologies with the goal of modernizing, automating and digitizing chemical/materials R&D. These advancements are the foundation of all Symyx HPR offerings, and certain of our Symyx Software offerings.

Our high-throughput research begins with the rapid creation of large, directed libraries of materials.  These materials are then synthesized and tested using high-throughput primary and secondary screens. During primary screening, we conduct experiments across broad material and processing parameters -- varying chemicals, mixtures, temperatures, pressures, etc. -- enabling researchers to quickly identify the smaller, more promising areas on which to focus. During secondary screening, we carry out further experiments to make a more detailed evaluation of the focused areas.

In conventional terms, creating and testing a single material is considered one experiment. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time and our software applications to design, schedule, run, manage and share the data from those experiments, scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our laboratories, that same team could perform 10 to 25 times more of these same experiments at a vastly reduced cost per experiment. As a result, Symyx-enabled scientists can improve their productivity, generate significantly more data, increase the possibility of successful discoveries within a given timeframe and reduce associated program costs dramatically.

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

We are committed to retaining our position as a leading developer and supplier of high-throughput technologies for the discovery of new materials with commercially valuable properties. In support of that objective, Symyx HPR offers complementary offerings in the form of automated tools and contract research services.

Automated Tools.

Symyx HPR designs, develops, manufactures and sells tools to life science companies to speed and improve preclinical testing of drug candidates; and to chemical, energy, and consumer and industrial products companies for materials discovery research, development and testing. Symyx HPR tools include high-throughput reactors, screening systems, robotics, powder-dispensing and analytical equipment. Our systems range from modular, configurable, increasingly standardized units that can be integrated as needed, up to very complex, multi-million- dollar custom systems designed specifically to meet a customer’s requirements.  By offering this range of systems, we give our customers the flexibility of purchasing complete systems, or purchasing individualized system components to build full high-throughput experimentation capability gradually with the assurance that they will be able to integrate the systems and data management of different research processes at any time.

Using Symyx HPR tools, our customers can implement our proven high-throughput technologies reliably, predictably and at significant time and cost savings compared to developing and building systems internally. Customers typically purchase Symyx HPR tools in either Benchtop System or Integrated Workflow configurations. The Benchtop System is a self-contained unit that automates multiple steps of experimental procedures and is scalable to enable data and instrument integration with other equipment in the laboratory. Integrated Workflows are validated, integrated systems that perform fully automated experimentation for complete laboratory processes and include integration with other laboratory equipment and software and the ability to support document browsing and searching, enterprise-level security and auditing, and configurable document workflow. Symyx HPR tools are used to help accelerate research, product optimization and process development, enabling scientists to significantly increase their research productivity.

The workflows we sell to life science companies include those for solubility, polymorph and salt selection, liquid formulations, forced degradation, excipient compatibility, organic synthesis, bio catalysis and process optimization. The workflows we sell to chemical companies include those for formulations, heterogeneous catalysis, homogeneous catalysis and polymerization catalysis. Consumer and industrial products companies utilize our HPR tools to design, formulate, and test the performance characteristics of materials. The workflows we sell to consumer products companies include those for additives, adhesives/coatings/sealants, consumer and personal care and plastics.

We assemble and ship HPR tools primarily from our facilities in California. As we assemble our systems, we generally manufacture only critical and proprietary components ourselves. We contract with others for the manufacture and supply of the majority of components. We believe our supply arrangements to be adequate. From time to time, we rely on a single supplier for all of our requirements of a particular component or raw material.

Research Services

Symyx HPR’s scientific teams perform research on behalf of customers, with a goal of producing breakthrough discoveries and at times developing new high-throughput technologies, which we then commercialize through Symyx HPR tools and Symyx Software. These services have historically been provided in the context of an alliance or collaboration agreement under which we provide the platform technologies and effort, and our partners acquire rights to develop and commercialize resulting materials within their defined fields of license.  Under these broader arrangements, of which our agreements with ExxonMobil Corporation (“ExxonMobil”) and The Dow Chemical Company (“Dow”) are the most extensive examples, we receive research funding, and in some cases, rights to future royalties or other payments on materials we may discover once our partner commercializes those materials. Our research programs also contribute greatly toward the development of our intellectual property, instrumentation and software, as we typically own or control all inventions pertaining to high-throughput methodology conceived and reduced to practice in connection with activities under the agreements and all know-how and intellectual property rights related thereto.

We provide a variety of research services with flexible scope, including contract research services, collaborations and partnerships. We provide packaged service offerings where clients direct the experiment goals, providing the experiment design and data analysis. We provide the R&D execution, completing the experimentation by leveraging our proprietary infrastructure. In this scenario, pricing is typically based on the number of experiments and the customer owns rights to the intellectual property. Under collaborative research agreements, customers are also able to access the expertise of our scientists and technology development. Partnerships within Symyx HPR involve a shared risk model that leverages the resources of Symyx and the partner company in exchange for a higher share of the potential reward/outcome.

We typically bill our customers for services over the term of the research contract, which can vary from several months to several years. Due to the nature of our research and our dependence on our collaborative partners to commercialize the results of the research, we cannot predict with any certainty whether any particular collaboration or research effort will ultimately result in a commercial product or whether we will achieve future milestone or royalty payments under our various collaborations.

Our overall R&D expenditures for 2008, 2007, and 2006, respectively, were $75.4 million, $66.2 million and $59.3 million. We do not track our fully burdened R&D costs by project. However, based on hours spent on each project, we estimate our R&D efforts were allocated as follows:

	2008	2007	2006
Customer-sponsored projects	37%	55%	61%
Internally-funded projects	63%	45%	39%
Total	100%	100%	100%

IP Licensing

We discover and patent a range of materials in our collaborations and internal research programs. These discovered materials provide us licensing opportunities, offer a path to commercialization of new materials, and demonstrate the capabilities of our high-throughput research technologies. In addition, we periodically enter into patent and other intellectual property licenses designed to provide selective access to our methodology patents, offering a constructive way to sustain the value of our intellectual property portfolio while expanding the ways in which we can work with potential customers.

Customers

We have a record of building enduring relationships with customers as they apply our various offerings in flexible ways to meet their needs. For some customers, we perform research and share their successes through royalties on commercial discoveries.  For others, we provide Symyx Software applications, HPR tools or research services, either alone or in combination.  Our goal in all accounts is to provide a comprehensive set of solutions from each of our business areas.

In certain instances, we work with customers in alliances, where our customers work with us across all of our business offerings under a substantial, multi-year commitment.  For example, under our April 1, 2003 alliance agreement with ExxonMobil, we provided research services in certain exclusive areas, developed and sold Symyx HPR tools and licensed Symyx Software and intellectual property.  The original five-year commitment under that agreement was approximately $200 million and expired on May 31, 2008.  Effective January 1, 2008, we executed a supplemental agreement with ExxonMobil which included additional commitments to us of approximately $13.1 million. We continue to be entitled to receive royalties from the commercialization of materials, processes and products based on discoveries made in other fields covered by the original alliance agreement.

Under our January 1, 2005 alliance agreement with Dow, we contracted to perform research in a number of exclusive areas, develop and provide HPR tools, and license Symyx software and intellectual property. Dow’s base commitment over the five-year term was approximately $120 million, of which we have recognized approximately $115.9 million through December 31, 2008.  The original alliance agreement also entitles us to receive royalties from the commercialization of materials, processes and products based on discoveries made in the fields covered by that agreement.  Effective November 29, 2007, we executed a supplemental agreement with Dow which includes additional commitments to us of approximately $49.0 million for purchases of Symyx HPR tools and research services, establishes minimum royalties over the period 2008-2015, and reduces applicable royalty rates to encourage Dow’s full use and broad commercialization of technology developed under the original agreement.

For the fiscal years ended December 31, 2008, 2007 and 2006, Symyx HPR and Symyx Software each contributed more than 10% of our total revenue. See detail in Note 6 of the Notes to the Consolidated Financial Statements.

The following table lists our major customers and the revenue they each contributed in the fiscal years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
ExxonMobil	$24,514	$36,489	$51,318
Dow	28,681	35,301	29,302
Total	$53,195	$71,790	$80,620

No other customers contributed more than 10% of our revenue during these years.

For the fiscal years ended December 31, 2008, 2007 and 2006, approximately 36%, 12%, and 11%, respectively, of our total revenue was generated from sales to customers located in foreign countries. See Note 6 of the Notes to the Consolidated Financial Statements for further detail. We are exposed to risks associated with international operations. See “We are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and international property” under Item 1A, “Risk Factors.”

Sales and Sales Support

Substantially all of our sales are direct, though we have non-exclusive distribution relationships in Japan, Korea and India.  As of December 31, 2008, our sales organization was comprised of approximately 50 employees in the United States, Europe and Japan, and separately organized within our Symyx Software and Symyx HPR business units.

We believe service is an important component of the value we offer our customers. Although sales representatives have direct responsibility for account relationships, our sales support group works closely with our customers to maximize the value of our offerings. Our sales organization includes field application scientists who participate in the pre-sales effort to the customers’ R&D managers, technology support representatives and product managers to gather a better understanding of customers’ needs. Our sales organization also includes field service engineers dedicated to post-sales support, who train users at our facilities in California and at customer sites, assist with reassembly of certain instruments, install software for customers, and provide customizations requested by customers.

Intellectual Property and Other Proprietary Rights

Our success, particularly in our HPR business unit, depends in large part upon our proprietary technology. The risks associated with patents and other intellectual property are more fully discussed in the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K.

Our patent portfolio as of December 31, 2008 consisted of 338 issued patents, including 281 United States patents, 28 European patents, and 29 patents in other countries, with over 200 additional applications pending worldwide. These patents and applications cover composition of matter, instruments and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies, and software patents. We co-own with Lawrence Berkeley National Laboratory, on behalf of The Regents of the University of California, 24 of the issued patents in the United States and other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon our formation. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. The earliest filed patents will begin to expire in 2014.

Markets

Our primary markets are life sciences, chemical, energy, and consumer and industrial products.  We provide hardware, software and services that enable the R&D operations of companies in these industries to achieve breakthroughs in scientific R&D productivity and return on investment.  Global companies in life sciences, chemical, energy, and consumer and industrial products spent more than $100 billion on R&D in 2007.  While the economic downturn that commenced in the second half of 2008 materially and negatively affected R&D spending, and is likely to continue to do so in 2009, we believe companies will continue to invest in technology products and services to increase productivity.

Competition

Symyx Software competes in the research software market. In our assessment, the research software market is highly fragmented and a large number of software providers offer spot solutions targeted to particular areas. Thus, within certain markets, Symyx Software competes with CambridgeSoft, Accelrys, ChemAxon, IDBS and others.  We also compete in certain areas with customers’ own internally developed applications.  We believe Symyx Software’s ability to enable enterprise-wide data integration and access to experiment design, execution and analysis enables us to compete favorably.

With respect to Symyx HPR, our tools compete with certain instrument manufacturers, including Chemspeed Technologies, Zinsser Analytic, Tecan Group Ltd. and others. We believe the modular design of our tools offerings, which allows customers to purchase an initial tool and then expand by adding additional Symyx and/or third-party instruments and performance-enhancing Symyx Software to create a complete, integrated workflow, enables us to compete favorably.

In research services, we compete primarily with our customers’ in-house R&D efforts. In addition, Accelergy Corporation, Avantium Technologies, HTE AG and others offer certain high-throughput approaches to materials discovery.

Financial Information about Geographic Areas

Revenue is attributed to the following geographic locations based on the physical location of our customers (as a percentage of total revenue in the respective periods):

	2008	2007	2006
United States	64%	88%	89%
Europe	26%	9%	8%
Asia	9%	3%	3%
Rest of the World	1%	*	*
Total	100%	100%	100%
* Less than 1%

The tables below show long-lived assets by location (in thousands):

	Years Ended December 31,
	2008	2007	2006
Long-lived assets in U.S.	$114,373	$195,246	$82,487
Long-lived assets in foreign countries	14,076	33,207	3,902
Total long-lived assets	$128,449	$228,453	$86,389

We have a significant amount of assets denominated in foreign currencies and are subject to foreign currency exchange rate fluctuation.

Backlog of Committed Revenue

As of December 31, 2008, our backlog was approximately $100 million, compared with backlog of approximately $100 million at December 31, 2007. Our backlog includes contractual commitments from our customers for the next 12 months for products to be shipped; research, consulting and maintenance services to be provided; and license and content revenue to be recognized. Because of the occasional customer-driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Employees

As of December 31, 2008, we had approximately 540 employees, including approximately 400 scientific and technical employees and 140 employees in business development, legal, sales, and general and administrative services. Our total headcount decreased in 2008, primarily due to the reduction in force as discussed above in connection with the Reorganization.  We anticipate our headcount will continue to decrease slightly in fiscal 2009 as we carry out the Reorganization plan. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe our future success depends in part upon our continued ability to identify, hire and retain qualified personnel.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 28, 2009:

Name of Executive Officer	Age	Position with the Company
Isy Goldwasser (1)	39	Chief Executive Officer
Rex S. Jackson (2)	48	Executive Vice President and Chief Financial Officer
Richard Boehner (3)	61	President, Symyx HPR
Trevor Heritage (4)	42	President, Symyx Software
Charles Haley (5)	39	Senior Vice President and General Counsel
Richard J. Rosenthal (6)	53	Senior Vice President of Finance and Principal Accounting Officer

---------------------------------
(1) Mr. Goldwasser has been with Symyx since its founding, was appointed President and Chief Operating Officer in 1998, and was appointed Chief Executive Officer in June 2007. Mr. Goldwasser received a B.S. degree in chemical engineering from the Massachusetts Institute of Technology and an M.S. degree in chemical engineering from Stanford University.

(2) Mr. Jackson joined Symyx in February 2007 as Executive Vice President, General Counsel and Secretary.  In June 2007, Mr. Jackson assumed the role of interim Chief Financial Officer, and in October 2007 was appointed Chief Financial Officer. Prior to joining Symyx, he served as Senior Vice President and General Counsel at Avago Technologies Ltd. from 2006 to 2007 and held multiple positions at Synopsys, Inc. from 2003 to 2006, most recently as Senior Vice President, General Counsel and acting Chief Financial Officer. Mr. Jackson obtained a B.A. degree in political science from Duke University and a J.D. degree from Stanford University.

(3) Mr. Boehner joined Symyx in April 2007 to lead Symyx’s business development efforts as Executive Vice President, Chemicals and Energy, was appointed President of Symyx Research in November 2007, and was appointed President of Symyx HPR in December 2008. Previously, Mr. Boehner served in corporate development and strategic planning roles at Sun Chemical Corporation from 2003 to 2007 and at MacDermid Incorporated, Great Lakes Chemical and Allied Signal in earlier years. Mr. Boehner has a B.S. and an M.B.A. from Colorado State University.

(4) Dr. Heritage was Senior Vice President and Chief Science Officer of MDL Information Systems, Inc. for three years prior to the Company’s acquisition of MDL in October 2007 and was appointed President of Symyx Software effective June 1, 2008. Prior to joining MDL, Dr. Heritage was with Tripos, Inc., a discovery informatics company focused on the life sciences industry, from 1994 to 2005, most recently serving as senior vice president and general manager, Discovery Informatics. Dr. Heritage has a B.S. degree in chemistry and computer and a Ph.D. degree in organic chemistry from University of Reading, United Kindom.

(5) Mr. Haley joined Symyx as Senior Vice President and General Counsel in September 2008.  Prior to Symyx, from October 2006 to September 2008, Mr. Haley served as Deputy General Counsel of BigBand Networks, Inc. (“BigBand”), a technology company serving the telecommunications and cable industries based in Redwood City, CA.  Prior to BigBand, Mr. Haley was an associate and then partner in the law firm of Tomlinson Zisko LLP, from June 2002 to September 2006.  Mr. Haley holds a J. D. from the University of Virginia School of Law, and a B.A., summa cum laude, from Princeton University in Near Eastern Studies.

(6) Mr. Rosenthal joined Symyx as Senior Vice President of Finance and Principal Accounting Officer in December 2007. Prior to Symyx, he was employed by LSI Corporation (“LSI”), a manufacturer of communications, consumer and storage semiconductors, from 1997 until December 2007, most recently serving as Vice President and Corporate Controller.  Mr. Rosenthal obtained a B.S. degree in accounting from San Jose State University, and an M.B.A. from Santa Clara University.

There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the Board’s discretion.

Environmental Matters

Our United States and European operations are subject to federal, state and local environmental laws and regulations. We have a number of programs underway to minimize our impact on the environment, and we believe we are in substantial compliance with applicable environmental laws and regulations.

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

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as other information contained in this Report.  If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties listed are not the only risks and uncertainties facing us.  Additional risks and uncertainties we have not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations.

We depend on a small number of key customers for a large portion of our revenues, particularly in our HPR Business Unit.  If we are unable to replace the expected decline in certain key customer contracts with new collaboration partners, or if any of our other key customers eliminates or significantly reduces its business with us, our business, financial condition and results of operations would be adversely affected.

We have depended on a relatively small number of key customers for a large portion of our revenues, in particular with respect to our HPR business unit, and expect ExxonMobil, Dow and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. For example, our revenue from ExxonMobil and Dow declined from $71.8 million in 2007 to $53.2 million in 2008, , primarily due to the expiration of our alliance agreement with ExxonMobil in May 2008.  We expect revenue from these historically two largest customers to be substantially lower in 2009 compared to 2008, and to decline further in 2010 as our primary research agreement with Dow expires in December 2009. We have launched research services for the chemical, energy and life science industries, and are seeking to form partnerships or new ventures in these areas intended to address this decline, but can provide no assurances these initiatives will be successful. If we are not able to replace these anticipated decreases in fiscal 2009-2010 with new revenue, our business, operating results and financial condition will be materially and adversely affected.

We are exposed to general global economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. A global economic slowdown, such as that resulting from the current disruption in domestic and international credit and financial markets which have contributed to a 42% decline in the Nasdaq Composite Index between January 2, 2008 and December 31, 2008, or a particular slowdown in the life science and/or chemical industries resulting in decreased sales of our products and services, may materially adversely impact our business, operating results and financial condition.

Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. Recently, a number of our current and prospective customers have merged with others, been forced to raise significant amounts of capital, or received loans or equity investments from the government, which actions may result in less demand for our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

We expect our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  In particular, third and fourth quarter revenue is often heavily dependent on closing sales for a few high-value tools to specific customers. The timing or occurrence of these sales is difficult to predict. Quarterly fluctuations also result from our customers’ budgetary cycles, as our customers typically expend their remaining capital budgets for the year in the fourth quarter. As a result, the fourth quarter historically has been our strongest quarter. These fluctuations could cause our stock price to fluctuate significantly or decline, as was the case when we reported revised projections for the balance of fiscal 2008 in October 2008. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions	;
•	expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;
•	the size and timing of customer orders for, shipments of, and payments related to Symyx tools;
•	the concentration of Symyx tools sales in the second half of the year, with the majority of those sales occurring in the fourth quarter;
•	the sale of integrated workflows including software and tools that may cause our tools revenue to be recognized ratably over future periods under our revenue recognition policy;
•	customers’ willingness to renew annual right to use software or content licenses or maintenance and support agreements;
•	the technical risks associated with the delivery of Symyx tools and the timing of customer acceptance of Symyx tools;
•	the size and timing of both software and intellectual property licensing agreements we may enter into;
•	the timing and willingness of partners to commercialize our discoveries that would result in royalties;
•	the amount and timing of royalties we receive from third parties, including those who license Symyx tools and Symyx Software for resale;
•	the success rate of our discovery efforts associated with milestones and royalties;
•	special charges related to completed or potential acquisitions;
•	the size and timing of research and development programs we undertake on an internally funded basis;
•	developments or disputes concerning patent or other proprietary rights;
•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;
•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;
•	changes in accounting rules and regulations, including those related to revenue recognition, stock-based compensation and accounting for uncertainty in income taxes; and
•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions.

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

We depend upon the research and development activities of companies in the life science, chemical, energy, and consumer and industrial products industries, among others, and declines or reductions in the research and development activities of these industries could harm our business.

The market for our research services, tools, and software within the life science, chemical, energy, and consumer and industrial products industries depends on our customers' ability and willingness to invest in research and development. If we cannot renew existing contracts or enter into new arrangements at the pace we expect, our business and operating results will be harmed.

In particular, many companies in the life science and chemical industries have, in the past several years, experienced declining profitability, and in many cases, losses, and this negative trend appeared to be accelerating in the fourth quarter of 2008. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. In addition, many chemical products have become commodity products that compete primarily on the basis of price. As a result, some chemical and life science companies have reduced their research and development activities and/or delayed investments in new technologies. If commoditization of chemical products and other pressures affecting the profitability of the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe our technologies can help life science, chemical, energy, and consumer and industrial products companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they will be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our tools, or choosing not to work with us, any of which could reduce our revenue and harm our business and operating results.

Difficulties we may encounter developing a new line of business, integrating acquisitions or growing through other means may divert resources, disrupt our business, and limit our ability to successfully expand our operations.

If we develop a new line of business or pursue a partnership or venture, our management’s attention may be diverted from normal daily operations of the business. Furthermore, acquisitions, such as our recent acquisition of Integrity Biosolution, or other growth initiatives, such as our introduction of contract services in the life science market, places strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our acquisition activity or growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

We have acquired a number of businesses in the past. In the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities.  In the event of any future acquisitions or business expansions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts or assume liabilities. Our success depends upon our ability to successfully integrate the products, people, and systems we acquired in these transactions. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, amortization of acquisition-related intangible assets, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. Specifically in December 2008, with the recent decrease in our market capitalization, we recorded a $76.5 million impairment charge to our goodwill associated with our acquisitions.

Fluctuation in foreign currency exchange rates may materially affect our financial condition and results of operations.

A significant portion of our business is now denominated in currencies other than our functional currencies or our reporting currency for consolidated financial statements. In 2008, we recorded a foreign currency loss of approximately $2.0 million. We are in the process of reducing monetary assets denominated in foreign currencies but expect to continue to have a significant balance to support our foreign operations. Material changes in foreign currency exchange rates may materially and adversely affect our financial condition and results of operations.

The sales cycle for our tools and a number of our software products is long and complex, and requires us to invest substantial resources in a potential sale before we know whether the sale will occur.

We have a limited number of contracts for our tools and our software product offerings that are not database subscriptions.  Our sales efforts require us to educate our potential customers about the full benefits of our solutions, which often requires significant time and expense. Our sales cycle is typically from 12 to 18 months, and we incur significant expenses, and in many cases begin to build customer-specific tools prior to obtaining contractual commitments, as part of this process, without any assurance of resulting revenue. Investment of time and expense in the sales cycle that does not ultimately result in sales hurts our business. Factors impacting sales and the length of our sales cycle include, but are not limited to, the following:

•	complexity and cost of our tools systems and difficulties we may encounter in meeting individual customer specifications and commitments;

•	our ability to build new tools systems, develop software and design workflows to meet our customers’ demands;

•	limited number of customers that are willing to purchase our larger tools systems or enter into licensing agreements with us; and

•	customers' budgetary constraints and internal acceptance review procedures.

We have launched new service offerings and a new unified HPR business unit.  We can provide no assurances these new offerings or business structure will be successful.

We have established a range of new service offerings for our HPR business, including both large molecule and small molecule formulation services offerings in the life sciences area.  We also have created a joint sales force covering both tools and research services, divided between life sciences and chemical industries.  These services, and the combination of tools and research, are intended to leverage the expertise and experience of our technical staff and sales team, and provide new revenue opportunities to replace the expected continued decline in research-related revenues from ExxonMobil and Dow in 2009. We have not yet proven the scalability of these service offerings, and certain of these areas (e.g. large molecule formulation) are areas where the company is still expanding its expertise and reputation.  If we are unable to achieve significant sales from these new offerings, we will have expended a significant amount of time and resources without obtaining the benefits we anticipated, which may result in us incurring restructuring and other related charges, and our financial condition and results of operations would be materially and adversely affected.

Failure to successfully commercialize our discoveries, either independently or in collaboration with our customers and licensees, would reduce our long-term revenue and profitability.

In order for us to commercialize materials we discover and patent in our collaborations and internal research programs, we need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell products. Currently, we do not have these capabilities and we may not be able to develop or otherwise obtain them.   Most of our commercialization efforts are currently being done through collaborations with our customers and licensees.  We typically receive royalties on sales of products by our partners only if their products containing materials developed by us or if the products are produced using our methods. Commercialization of discovered materials is a long, uncertain and expensive process and we cannot control our partners’ activities in this regard. The failure of our partners to commercialize development candidates resulting from our research efforts could reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.  If we are unable to successfully commercialize products resulting from our proprietary research efforts, our future revenue and operating results would decline.

Strategic investment projects such as royalty-bearing programs, spin-offs and joint ventures may affect our operating results and financial condition and distract our management team.

We are constantly assessing strategic investment projects with potential to deliver significant value creation opportunity for our shareholders. These projects include, but are not limited to, royalty-bearing programs, spin-offs and joint ventures. The process of investigating and implementing these projects is risky, may create unforeseen operating difficulties and expenditures, may involve significant additional operating expenses or investments, and may distract our management team. Failure of any such investment project, if pursued, would have a material adverse effect on our operating results and financial condition.

Our stock price has been and may continue to be volatile.

The market price of our common stock has been highly volatile since our initial public offering. For example, in 2008, the highest closing price for our common stock was $12.24 and the lowest closing for our common stock was $3.03.  Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

•
failure to achieve operating results within the guidance our senior management provides, as occurred in the quarter ended September 30, 2008, or downward revisions in guidance relative to previous forecasts as occurred in October 2008;

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

If we revise the projections we give to our stockholders regarding our anticipated financial results, and the revised projections are not well received by our stockholders, market analysts or investors, our stock price may be adversely affected.

Due to the possibility of fluctuations in our revenue and expenses, it is difficult for our management to predict or estimate our quarterly or annual operating results and to give accurate projections. Our operating results in some quarters may not meet the expectations of stock market analysts and investors.  In addition, as in the case of the revised projections for the balance of fiscal 2008 communicated in October 2008, we may update the financial projections we communicate to our stockholders from time to time to address recent developments, though we undertake no obligation to do so. In cases in which we lower our projections, our stock price will likely decline, and investors will experience a decrease in the value of their investment.

We may not be able to maintain and grow a profitable business.

Our ability to grow our business and achieve profitability is dependent on our ability to:

•	extend current research and development relationships and add new ones;

•	secure customers for the company’s new life sciences offerings;

•	secure new Symyx tools customers;

•	enter new partnerships or ventures with third parties that would use our technology and expertise to further develop and commercialize products;

•	add additional licensees of our software, discovered materials, and intellectual property;
  Maintain renewal rates for our database content business;

•	convince existing customers to upgrade to products with greater functionality and increase the number of users within our existing customer base; and

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

Our ability to achieve our objectives and maintain or increase the profitability of our business will depend, in large part, on potential customers accepting our high-throughput screening technologies and methodologies as effective tools in the discovery of new materials. Historically, life science and chemical companies have conducted materials research and discovery activities internally using traditional manual discovery methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify outsourcing part of their basic research and discovery programs. We cannot assure you we will achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. Failure to achieve the necessary customer acceptance, extend current research relationships and add new ones, secure new tools customers, and add additional licensees of our software, discovered materials, and intellectual property would adversely affect our revenue and profitability and may cause our stock price to decrease.

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

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. The hiring of qualified scientific and technical personnel is generally difficult because the number of people with experience in high-throughput materials science is limited. We encounter competition for qualified professionals, especially in the San Francisco Bay Area where we are headquartered. Further, as we form new alliances with other collaborative partners or expand on our Symyx Software and Symyx HPR relationships, we may need personnel with specific skill sets that may be difficult to locate or attract. Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain “key person” life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future.  The recent decline in our market value of our common stock, as well as the Reorganization, may complicate this effort by reducing the perceived value of equity compensation awards to our employees and candidates for employment. We may not be able to meet our future hiring needs or retain existing personnel.  We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business.

Competition could increase, and competitive developments could render our technologies obsolete or noncompetitive, which would reduce our revenue and harm our business.

The field of high-throughput materials science is increasingly competitive. We are aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. There are also companies focusing on aspects of high-throughput chemistry for the discovery of materials on behalf of third parties. In addition, academic and research institutions may seek to develop technologies that would be competitive with our technologies for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants and pricing pressure may increase. Both business units are facing increasing competition from a number of instrument manufacturing and software companies. To the extent these companies develop competing technologies, our own technologies, methodologies, systems and workflows, and software could be rendered obsolete or noncompetitive. We would then experience a decline in our revenue and operating results.

We conduct research programs for our own account and for a number of collaborative partners, and any conflicts between these programs would harm our business.

Our strategy includes conducting research programs for our own account as well as for collaborative partners. We believe our collaborative agreements are structured in a manner to enable us to minimize conflicts with our collaborators relating to rights to potentially overlapping leads developed through programs for our own account and through programs funded by a collaborator, or through programs funded by different collaborators. However, conflicts between a collaborator and us, or between or among collaborators, could potentially arise. In this event, we may become involved in a dispute with our collaborators regarding the material, including possible litigation. Disputes of this nature could harm the relationship between us and our collaborators, and concerns regarding our proprietary research programs could also affect our ability to enter into new collaborative relationships and cause our revenue and operating results to decline.

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

The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. We also have defended certain U.S. patents in multiple reexaminations, and may be forced to do so again. In addition, we are involved in several administrative proceedings (such as opposition proceedings in the European Patent Office) that challenge the validity of the patents we have obtained there. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. In that case, our revenue and operating results could decline.

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

Our success depends on our ability to enforce our intellectual property rights through either litigation or licensing. To be successful in enforcing our intellectual property through litigation or licensing there are several aspects to consider, including maintaining the validity of our intellectual property, proving that others are infringing, and obtaining a commercially significant outcome as a result of such infringement. Intellectual property litigation can succeed if our intellectual property withstands close scrutiny. If it does not withstand this scrutiny, we can lose part or all of our intellectual property position. In addition, we are involved in several administrative proceedings (such as opposition proceedings in the European Patent Office) that challenge the validity of the patents we have obtained there. We also have begun the process of defending certain U.S. patents in a reexamination. If we lose part or all of our intellectual property position, whether through litigation or opposition proceedings, our business and operating results may be harmed.

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

We depend on a limited number of suppliers and will be delayed in our manufacture or unable to manufacture tools if shipments from these suppliers are delayed or interrupted.

Key parts of our tools are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. If supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for our tools or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

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

The products we offer are complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors, and to perform warranty repairs for our tools. Any defects or errors could also cause injury to personnel and/or damage to our reputation and result in increased costs, loss of revenue, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

We have established operations in certain parts of Europe and Asia and may continue to expand our international presence in order to increase our export sales. Export sales to international customers and maintaining operations in foreign countries entail a number of risks, including, but not limited to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities currently consist of approximately 267,000 square feet of office, research and manufacturing space in California, New Jersey and Oregon, as well as Japan, Switzerland, France, Germany and the United Kingdom. We own an approximately 39,000 square-foot building at 3100 Central Expressway, Santa Clara, California which consists of office and laboratory space. The remaining properties consist of office, manufacturing and laboratory spaces leased to us under lease agreements that expire from 2009 to 2016. While our facilities are shared between our business units, much of our Software business unit is housed in our San Ramon, California; Bend, Oregon; and Camberly, United Kingdom facilities. Much of our HPR business unit is housed in our Santa Clara, California offices.  We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SMMX.” The following table sets forth, for the period indicated, the low and high sales prices per share for our common stock as reported by the NASDAQ Global Select Market.

	HIGH	LOW

2007
First Quarter	$21.87	$16.01
Second Quarter	$18.21	$9.86
Third Quarter	$11.55	$8.09
Fourth Quarter	$10.42	$6.90

2008
First Quarter	$8.18	$6.19
Second Quarter	$8.40	$6.93
Third Quarter	$12.24	$6.59
Fourth Quarter	$9.51	$3.03

As of February 27, 2009, there were approximately 95 holders of record of our common stock.

We have paid no dividends on our common stock since our inception and we currently intend to retain all future earnings, if any, to use in our business. Further, under the terms of our credit agreement with Bank of America, N.A., we are restricted from making any cash dividend payments. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return for each of the NASDAQ composite and the S & P Biotechnology index for the 5-year period ended December 31, 2008. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/03	12/04	12/05	12/06	12/07	12/08

Symyx Technologies, Inc.	100.00	146.23	132.80	105.06	37.37	28.91
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
S&P Biotechnology	100.00	107.60	127.27	123.78	119.54	131.88

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical information has been derived from our audited financial statements. Liabilities accrued for uncertain income tax positions have been reclassified as long-term payable and income taxes receivable previously netted against income taxes payable have been reclassified as current assets. Consolidated balance sheet data for prior periods have been reclassified to conform to current presentation.

The financial information as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 is derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Item 8, "Financial Statements and Supplementary Data."

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Service	$74,892	$59,034	$57,933	$56,980	$42,251
Product	25,033	34,898	33,526	26,663	27,060
License fees, content and royalties	59,120	31,140	33,441	24,494	13,874
Total revenue	159,045	125,072	124,900	108,137	83,185
Costs of revenue:
Cost of service	21,094	8,995	6,519	3,826	-
Cost of products	10,444	14,281	11,811	11,090	7,857
Cost of license fees, content and royalties	5,876	1,773	-	-	-
Amortization of intangible assets	7,355	3,873	2,571	2,252	155
Total costs of revenue	44,769	28,922	20,901	17,168	8,012
Gross profit	114,276	96,150	103,999	90,969	75,173
Operating expenses:
Research and development	75,365	66,186	59,268	47,151	41,142
Sales, general and administrative	54,589	41,935	34,497	25,249	18,007
Restructuring charges	4,952	-	-	-	-
Impairment to goodwill, intangibles and other long-lived assets	90,330	-	-	-	-
Acquired in-process research and development	-	2,500	1,392	1,590	2,260
Amortization of intangible assets arising from business combinations	5,903	2,253	1,699	1,263	76
Total operating expenses	231,139	112,874	96,856	75,253	61,485
Income (loss) from operations	(116,863)	(16,724)	7,143	15,716	13,688
Gain from sale of equity interest in Ilypsa, Inc.	4,939	40,826	-	-	-
Interest and other income, net	135	5,694	7,709	4,427	2,521
Income (loss) before income tax benefit (expense) and equity loss	(111,789)	29,796	14,852	20,143	16,209
Income tax benefit (expense)	5,173	(10,698)	(6,382)	(8,141)	(3,327)
Equity in loss from investment in Visyx Technologies Inc.	-	(314)	(186)	-	-
Net income (loss)	$(106,616)	$18,784	$8,284	$12,002	$12,882

Basic net income (loss) per share	$(3.16)	$0.57	$0.25	$0.37	$0.40

Diluted net income (loss) per share	$(3.16)	$0.56	$0.24	$0.35	$0.38

Shares used in computing basic net income (loss) per share	33,747	33,199	33,199	32,819	32,067

Shares used in computing diluted net income (loss) per share	33,747	33,557	34,214	34,564	33,872

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$66,415	$45,472	$149,995	$168,625	$136,541
Working capital	$41,393	$40,750	$146,180	$162,237	$142,361
Long-term investments	$15,147	$13,500	$13,714	$-	$-
Goodwill and intangible assets	$93,247	$180,515	$31,657	$32,065	$24,397
Total assets	$224,514	$316,898	$260,006	$241,412	$207,002
Total stockholders' equity	$152,083	$252,241	$228,376	$218,529	$191,009

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

Since our inception, we have invested heavily in developing technology, laboratory systems and software to automate, accelerate and digitize traditional R&D and pursue high-throughput materials research.  Our scientific team has deep technical expertise. Through Symyx Software, we offer customers integrated R&D collaboration, execution and analysis applications, and access to scientific content and industry-leading chemical informatics, logistics and decision-support applications. Through Symyx HPR, we provide research services to our customers and sometimes enter into longer-term, broad technical alliances for discovery and development of new materials.  We also apply our expertise in high-throughput research technologies to offer automated tools to enable improved R&D execution in our customers’ laboratories.

We generate revenue and cash flows from operations from licensing Symyx Software, subscriptions to certain scientific content and accompanying services and support; from selling and supporting Symyx HPR tools; from providing research services; and from licenses and royalties from our discovered materials and intellectual property.

Recent Events

Our major recent events and their impact on our business are highlighted below:

•
Impairment to goodwill, intangibles and other long-lived assets/valuation allowance -- In December 2008, we recorded a $90.3 million impairment charge to goodwill, intangible assets and other long-lived assets as discussed below under the heading of “Impairment to Goodwill, Intangibles and Other Long-Lived Assets.” We also recorded in the fourth quarter a $12.5 million valuation allowance against certain deferred tax assets. The impact of these charges and allowance on our financials is disclosed in Note 1 of Notes to Consolidated Financial Statements.

•
Restructuring -- In December 2008, we announced a reorganization of our business in which we combined our former Symyx Tools and Symyx Research business units into a single unit, Symyx HPR, moved from a single combined sales force to dedicated sales forces within our business units, and reduced our workforce by approximately 15%. We expect to savings from these action will be approximately $15 million in 2009. We recorded restructuring charges of $5.0 million in 2008, including approximately $4.4 million of cash charges, of which $0.4 million was paid as of December 31, 2008. With regard to the restructuring plan commenced in October 2007 that related to the acquisition of MDL Information Systems, Inc. (“MDL”), we made cash payments of approximately $1.7 million in 2008.

•
Symyx Notebook 6.0 -- In April 2008, we announced the availability of Symyx Notebook 6.0, our new, enterprise ELN that is readily and easily configurable to meet the needs of biologists and analytical chemists, and enables R&D organizations to replace multiple discipline-specific ELNs with a single, multi-discipline application deployable across the enterprise.  Symyx Notebook 6.1 became available in the fourth quarter of 2008, and was instrumental in customer successes with 2 of the top 15 worldwide pharmaceutical companies.

•
Symyx Isentris 3.1 -- In September 2008, we announced a significant release of the Symyx Isentris informatics system that provides scientists the freedom to create, manage, and share fully searchable local databases and to work offline. Going well beyond our industry-leading ISIS software, Symyx Isentris 3.1 is a key release in our continuing ISIS-to-Isentris customer migration.

•
Acquisition of Integrity Biosolution, LLC -- In August 2008, we used $10.2 million cash to acquire Integrity Biosolution, a Camarillo, California-based provider of protein formulation and fill/finish services to the biotechnology sector.

•
Research Services for Life Sciences Launch -- In July 2008, we launched our new client-directed and collaborative research services for life sciences, providing clients access to our installed base of parallel experimentation and testing capabilities through packaged offerings for solubility studies, polymorph screening, salt selection, co-crystallization, API stability in liquid and solid formulations, excipient compatibility, organic synthesis and process optimization.

Impairment to Goodwill, Intangibles and Other Long-lived Assets

In the fourth quarter of 2008, pursuant to our accounting policy, we performed an annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amounts of goodwill included in our Symyx Software and Symyx HPR segments exceeded their implied fair values and recorded an impairment charge of approximately $76.5 million, which is included in the caption “Impairment to Goodwill, Intangibles and Other Long-Lived Assets.”  The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units within these segments as of December 1, 2008, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill based upon a blended approach. The income approach uses estimates of future operating results and cash flows of each of the reporting units discounted at estimated discount rates ranging from 19% to 21%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast developed as part of our strategic planning cycle conducted annually during the fourth quarter of 2008. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the MDL and IntegrityBio acquisitions. Refer to Note 1 of the Notes to the Consolidated Financial Statements for further details.

In the fourth quarter of 2008, due to the significant decline of our market capitalization, we also performed an impairment test of long-lived assets. As a result of this analysis, we concluded that the carrying amounts of intangibles and other long-lived assets in Symyx HPR segments exceeded their implied fair values and recorded an impairment charge of approximately $13.8 million, which is also included in the caption “Impairment to Goodwill, Intangibles and Other Long-Lived Assets.”

Business Acquisitions

Acquisition of Integrity Biosolution, LLC

On August 13, 2008, we acquired Integrity Biosolution, LLC (“IntegrityBio”), a privately-held research service company based in Camarillo, California for approximately $10.2 million, with additional contingent compensations as described below. By acquiring IntegrityBio, we expanded our research service offerings in the life sciences industry into biologic formulations, complementing our existing chemical formulations services. The combination of Symyx and IntegrityBio creates a differentiated set of large molecule formulation services to customers in the pharmaceutical and biotechnology industries by combining IntegrityBio's formulation expertise with Symyx's advanced high-throughput research and informatics capabilities.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the preliminary purchase price to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our research business. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

The total preliminary purchase price recorded for this acquisition was $10.2 million, consisting of approximately $9.4 million paid in cash (net of cash acquired), working capital adjustments of $0.6 million paid in January 2009, and $0.2 million in transaction costs, consisting of legal and other professional service fees. The purchase price is preliminary because we will owe to the founder additional consideration calculated based on the revenue generated by IntegrityBio’s operations during the period from September 2009 to August 2010.

The preliminary purchase price allocation is as follows (in thousands):

Amount
Fair value of net assets acquired	$1,948
Intangible assets	2,860
Goodwill	5,440
Total	$10,248

The fair values of IntegrityBio’s net assets as of the acquisition date were (in thousands):

Amount
Cash	$32
Accounts receivable	789
Plant, property and equipment	1,379
Accounts payable and other accrued liabilities	(127)
Accrued compensation	(47)
Deferred revenue	(78)
Fair value of IntegrityBio's net assets	$1,948

Goodwill from the IntegrityBio acquisition is deductible for income tax purposes.

Acquisition of MDL Group Companies

On October 1, 2007, we acquired MDL for $123 million in cash. Of the $123 million cash paid, the parties placed $10 million in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of pre-closing intercompany transactions between certain MDL group companies and the seller. The escrow account (including interest earned) was subsequently reduced to $1.7 million after a March 2008 net working capital adjustment payment of $5.0 million to Symyx, and June 2008 distributions of $1.6 million to Symyx for withholding tax and professional fee reimbursement and $1.7 million to the seller. The remaining $1.7 million in the escrow account is expected to be settled by June 2009.

The purchase price for this acquisition was $121.5 million, consisting of approximately $118.0 million in cash ($123 million cash paid, net of $5.0 million working capital adjustments received) and $3.5 million in transaction costs, consisting of banking, legal and other professional service fees (net of $325,000 reimbursement of transaction costs from the escrow account received in June 2008).

The purchase price allocation is as follows (in thousands):

Amount
Fair value of net liabilities assumed	$(4,594)
Accrued restructuring costs	(6,823)
In-process research and development	2,500
Intangible assets	59,000
Deferred tax liabilities	(17,710)
Goodwill	89,101
Total	$121,474

The fair values of MDL’s net liabilities as of the acquisition date were (in thousands):

Amount
Accounts receivable, net	$4,417
Prepaids and other assets	3,549
Plant, property and equipment	4,851
Accounts payable and other accrued liabilities	(2,046)
Accrued compensation	(4,961)
Deferred revenue	(10,404)
Fair value of MDL’s net liabilities	$(4,594)

Goodwill from the MDL acquisition is not deductible for federal income tax purposes and partially deductible for state income tax purposes.

Critical Accounting Policies

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (GAAP). Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the assumptions used in determining the implied fair value of goodwill, the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivables, reserve for excess or obsolete inventory, future warranty expenditures; assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns and the fair value of acquired intangible assets. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.

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

Service revenue consists of research and development funding received from collaborative partners as well as support and maintenance or extended warranty agreements. Product revenue consists of payments from customers for our tools, comprising hardware, associated software and intellectual property licenses and consumables. Royalties and license fees include fees for licensing of our software, intellectual property, proprietary materials and technology license payments and royalties on laboratory systems and software sold under license by third parties.

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

Product Sales

We recognize revenue from the sale of Symyx HPR tools and the license of associated software, and all related costs of products sold are expensed, once delivery has occurred and customer acceptance has been achieved. A determination is made for each system delivered as to whether software is incidental to the system as a whole. Revenue from the sale of HPR tools is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is reasonably assured. If there are extended payment terms, we recognize product revenue as these payments become due. We consider all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, we use the residual method to allocate revenue to delivered elements once we have established fair value for all undelivered elements. A warranty expense accrual is established at the time of delivery for all tool sales.

Software License and Database Content Fees

For database content and software licensed on an annual right to use basis, revenue is recognized on a straight-line basis over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria have been met. By way of example, for our ELN software products and the software products we acquired from MDL, we have not yet established the fair value of certain ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). The only software product for which we have established Vendor Specific Objective Evidence of fair value is our LEA software product maintenance and annual licenses. We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value for any remaining undelivered elements can be established.

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

We assess our allowance for doubtful accounts based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.

We recorded an allowance for doubtful accounts in the amount of $53,000 upon the acquisition of MDL Group Companies on October 1, 2007. As of December 31, 2008, we had an allowance for doubtful accounts of $356,000.

Stock-Based Compensation

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the years after January 1, 2006 includes: (a)  ESPP awards with offering periods commencing, and stock options granted or assumed, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”); (b) ESPP awards with offering periods commencing subsequent to December 31, 2005 in accordance with the provisions of SFAS 123R; and (c) restricted stock units, restricted stock and stock options awarded subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. See Note 4 of the Notes to Consolidated Financial Statements for further details.

Accrued Warranty

A warranty expense accrual is established at the time of customer acceptance of a Symyx tools system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx tools system delivered and establishes the accrual based, in part, on reference to actual warranty costs incurred on similar systems. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. In 2008, 2007 and 2006, we recorded favorable adjustments of approximately $702,000, $128,000 and $200,000, respectively.

Inventory

We carry our inventory at the lower of cost or market, cost generally being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand.

Goodwill, Intangible Assets and Other Long-Lived Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As required by SFAS No. 142, we test goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We used three reporting units in our 2008 impairment analysis: Symyx Software, Symyx Research and Symyx Tools.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144), we tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.

In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property, plant and equipment to the estimated balance sheet for those reporting units. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

In 2008, we recorded an impairment charge of $90.3 million to goodwill, intangible assets and other long-lived assets. See further discussion in Note 1 of the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

Income taxes have been provided using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority accordingly to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We consider the realizability of deferred tax assets and record valuation allowances when uncertainties related to the realization of such net deferred tax assets exist. In 2008, as a result of weighing all the positive and negative evidence, including our history of cumulative losses over the past three years and the difficulty of forecasting sufficient future taxable income, we recorded a $12.5 million valuation allowance against federal and state deferred tax assets. See the detailed discussion under the heading “Provision for Income Taxes” in this section.

Foreign Currency Translation

We account for foreign currency translation in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, as amended. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into U.S. dollars at the rates of exchange in effect on the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction losses derived from monetary assets and liabilities stated in a currency other than the functional currency and recognized in results of operations were $2.0 million, $162,000 and $7,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The effect of foreign currency rate changes on cash and cash equivalents was decreases of $172,000, $498,000 and $31,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

Results of Operations

Revenue

	2008		2007		2006
	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)
Service	$74,892	27%	$59,034	2%	$57,933
Product	25,033	(28%)	34,898	4%	33,526
License fees, content and royalties	59,120	90%	31,140	(7%)	33,441
Total revenue	$159,045	27%	$125,072	*	$124,900

* Less than 1%

Total revenue increased 27% from 2007 to 2008 due to the increase in Symyx Software revenue as a result of the MDL acquisition in October 2007, partially offset by a decrease in research revenue from ExxonMobil and, to a lesser extent, Dow, as well as lower HPR tools revenue due primarily to customer delays and cancellations in the second half of 2008.

Our total revenue in 2007 was $172,000 above revenue in 2006, as increases in Symyx Software fourth quarter revenue (including service and content revenue) due to the MDL acquisition and slightly higher tools sales offset a decline in research service revenue and license fees and royalties.

Revenue is attributed to the following geographic locations based on the physical location of our customers (as a percentage of total revenue in the respective periods):

	2008	2007	2006
United States	64%	88%	89%
Europe	26%	9%	8%
Asia	9%	3%	3%
Rest of the World	1%	*	*
Total	100%	100%	100%
* Less than 1%

International revenue increased significantly in 2008 due to the MDL acquisition, which significantly expanded our life sciences customer base and increased our presence in Europe and in Japan.

The following table lists our major customers for the years ended December 31, 2008, 2007 and 2006 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our revenue will continue to be generated from a few key customers, though with the MDL acquisition we substantially reduced the concentration of our customer base.

	2008	2007	2006
ExxonMobil	15%	29%	41%
Dow	18%	28%	23%
Total	33%	57%	64%

For 2009, we expect Dow to be flat to slightly down as a percent of revenue, and expect ExxonMobil to account for less than 10% of total revenue due to the May 2008 expiration of primary alliance agreement.

We segregate revenue by the following businesses:

	2008		2007		2006
	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)	Change over Previous Year	Amount (in 000’s)
Symyx Software	$94,200	195%	$31,893	25%	$25,495
Symyx HPR	64,845	(30%)	93,179	(6%)	99,405
Total	$159,045	27%	$125,072	*	$124,900
* Less than 1%

The reconciliation of segment revenue above to the revenue disclosed in the consolidated statements of operations is provided in Note 6 “Segment Disclosure” of Notes to Consolidated Financial Statements.

Symyx Software generates revenue primarily from the licensing of software, including the Isentris platform and our LEA and Electronic Laboratory Notebook (ELN) products, content subscriptions, and providing associated support, maintenance and consulting services. Symyx Software revenue increased from 2006 to 2007 and again to 2008, driven by products acquired through the MDL acquisition and related services.

Symyx HPR generates revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and intellectual property. The decrease in Symyx HPR revenue in 2008 from 2007 resulted from the decrease in service revenue, product sales and license fees. The decrease of Symyx HPR service revenue was driven primarily by the expiration of the collaborative research component of our alliance with ExxonMobil on May 31, 2008. In addition, the decrease in product sales revenue in 2008 compared to 2007 was primarily due to customer delays and cancellations in the second half of the year and, to a lesser degree, lower tools revenues for the year from Exxon-Mobil and Dow versus the prior year.  During the years ended December 31, 2008, 2007 and 2006, we shipped 18, 41 and 26 tools, respectively, including our CORE(x) modules and Benchtop products, to chemical, life science, academic and several other customers.

Symyx HPR revenue decreased from 2006 to 2007 was driven by lower research service revenue due to the expiration of a number of other collaborations.

We launched research services initiatives in the chemical, energy and life science industries in late 2007 and mid-2008, respectively, contributing to our 2008 revenue. In August 2008, we acquired IntegrityBio. While current revenues from these services initiatives are not material, we expect to focus on these services initiatives as key areas of opportunity for growth in research service in 2009. However, we can provide no assurances these initiatives will be successful.

Prior to its spin-out into Visyx Technologies Inc. in November 2006, Symyx Sensors group provided development services and licenses for specific applications of our sensor technology.  Symyx Sensors revenue in 2006 of $3.7 million primarily consisted of payments received from Univation for sensor development services. For reporting simplicity, we have grouped revenue from Symyx Sensors group in 2006 with revenue from Symyx HPR.

Costs of Revenue

We have significantly increased our software consulting and maintenance revenue and the costs associated with these revenue streams. Starting in 2007 we reclassified certain operating expenses related to software consulting and software and hardware maintenance as cost of service revenue. We also reclassified certain operating expenses to costs of revenue related to amortization expenses of intangible assets arising from business combinations that were related to software licensed or product sold. Costs associated with providing contracted research services by IntegrityBio are included in cost of service revenue. Costs associated with providing collaborative research services are included with research and development expenses.

Cost of products sold in 2008 was $10.4 million or 42% of product sales revenue, compared to $14.3 million or 41% of product sales revenue in 2007, and $11.8 million or 35% of product sales revenue in 2006. The fluctuation in the total cost of products sold in the past three years was primarily due to changes in product mix, as well as an inventory excess and obsolete charge of $1.2 million in 2008 primarily due to the delays and cancellations from customers. Cost of products sold as a percentage of product sales revenue in 2006 was lower compared to other years due to changes in the product mix shipped in the respective years, and the development costs related to prototypes sold being expensed in prior periods as development costs, as discussed below.

The majority of our tools are built to order or to particular specifications. We generally charge the development costs incurred prior to the commercial production of these systems to research and development expenses, resulting in a lower cost of products sold and a higher margin for these systems. Therefore, the cost of products sold as a percentage of product sales may fluctuate significantly from period to period due to variability of product mix.

The cost of products sold may also be affected by adjustments to the accrued warranty expense for pre-existing sales. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period when such a determination is made. In 2008, 2007 and 2006, we made favorable adjustments to accrued warranty for pre-existing sales of $699,000, $128,000 and $200,000, respectively.

Operating Expenses

	2008			2007			2006
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$75,365	47%	14%	$66,186	53%	12%	$59,268	47%
Sales, general and administrative	54,589	34%	30%	41,935	33%	22%	34,497	28%
Restructuring charges	4,952	3%	na	-%		%	-%
Impairment to goodwill, intangibles and other long-lived assets	90,330	57%	na	-%		%	-%
Acquired in-process research and development	-	0%	(100%)	2,500	2%	80%	1,392	1%
Amortization of intangible assets arising from business combinations	5,903	4%	162%	2,253	2%	33%	1,699	1%
Total operating expenses	$231,139	145%	105%	$112,874	90%	17%	$96,856	77%

Included in cost and operating expenses were stock-based compensation expense of $4.4 million, $5.7 million, and $10.3 million during the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in stock-based compensation expenses in 2008 and 2007 was primarily due to the change in our compensation structure toward granting equity awards only to selected key employees and to increases in forfeiture rate assumptions based on actual turnover rates. Stock-based compensation expense recognized in our results of operations for the years ended December 31, 2008, 2007, and 2006 was as follows (in thousands):

	2008	2007	2006
Costs of revenue	$227	$294	$673
Research and development	1,396	2,627	4,006
Sales, general and administrative	2,745	2,796	5,617
Total	$4,368	$5,717	$10,296

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment.

The table below indicates the major collaborative partners, defined as those contributing greater than 10% of collaborative research revenue in 2008, for whom we conducted research and development, together with the date upon which the current contract ended or ends and the primary focus of the collaborations.

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts

Dow	12/31/2009	Basic and specialty chemicals and materials research
ExxonMobil	5/31/2008	Catalyst and process development for basic chemicals and refining applications

We do not track our fully burdened R&D costs or capital expenditures by project. However, based on hours spent on each project, we estimate the R&D efforts were allocated as follows:

	2008	2007	2006
Customer-sponsored projects	37%	55%	61%
Internally-funded projects	63%	45%	39%
Total	100%	100%	100%

Our funded R&D efforts as a percentage of total R&D efforts decreased significantly due to the expiration of our principal agreement with ExxonMobil in May 2008, and to a lesser degree, reduced research efforts provided to Dow. The increase of our R&D efforts on internally funded software development projects as a percentage of total R&D efforts resulted from the expanded software development workforce from the MDL acquisition.

The increase of R&D expenses in 2008 over 2007 resulted primarily from additional salary-related expenses and consulting fees related to the MDL acquisition.

R&D expenses as a percentage of total revenue decreased in 2008 compared to 2007 due to the significant increase in revenue driven by the MDL acquisition and the fact that R&D as a percentage of revenue is lower in our software business than in our other business lines. R&D expenses as a percentage of total revenue increased in 2007 compared to 2006 primarily due to the increase in personnel-related expenses in the fourth quarter of 2007 from the MDL acquisition without a fully corresponding revenue increase, as a significant amount of fourth quarter deferred revenue from MDL was written down as required by purchase accounting rules under U.S. GAAP.

Innovations and advances generated by our research and development personnel support our Symyx Software and Symyx HPR operations, and generate intellectual property and discovered materials that support our licensing activities.  As a result of the restructuring we implemented in the fourth quarter of 2008, we expect our total R&D expense to decline compared to 2008.

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for sales, business development, legal, general management, finance and human resources, as well as payments of commissions to our sales personnel and professional expenses, such as legal and accounting. The increase in SG&A expenses in 2008 was primarily due to the increased personnel costs for employees from the MDL acquisition for the full fiscal year. The increase in SG&A expenses in 2007 was due to the MDL acquisition and to the increased personnel costs associated with our expanded sales and marketing organizations and the reorganization of our management team.

SG&A expenses represented 34%, 33% and 28% of total revenue for years ended December 31, 2008, 2007 and 2006, respectively. The increase in SG&A expenses as a percentage of total revenue from 2007 to 2008 was primarily due to annual salary increase and increase in increased expenditures in marketing. The increase in SG&A expenses as a percentage of total revenue from 2006 to 2007 was primarily due to the fact that we could not recognize certain acquisition-related MDL deferred revenue under GAAP to compensate for the acquisition-driven increase in personnel costs.

Impairment to Goodwill, Intangibles and Other Long-lived Assets

As discussed in Note 1 of the Notes to Consolidated Financial Statements, we performed an impairment analysis in December 2008 for all of our business units and determined that the value of our goodwill, intangible assets and other long-lived assets has been impaired primarily due to the significant decline of our market capitalization. We recorded impairment charge of $90.3 million, which included $76.5 million to goodwill, $2.6 million to intangible assets and $11.3 million to fixed assets.

Restructuring Charges

On December 3, 2008, in order to realign our operations to drive performance and improve operating efficiency, we implemented a reorganization plan to combine Symyx Tools and Symyx Research to create Symyx HPR.  The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities. We recorded total restructuring charges of $4,952,000 in the fourth quarter of 2008, consisting of $3.7 million of severance and one-time benefits and $1.3 million of exit costs of facilities, write-off of related fixed assets and associated legal costs.

Acquired In-Process Research and Development

In October 2007, we acquired MDL in a transaction accounted for as a business combination using the purchase method. The preliminary purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $2.5 million for acquired in-process technology for projects that did not have future alternative uses. We determined the value of the purchased in-process technology using the income approach. At the date of the MDL acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed at the acquisition date in 2007.

In July 2006, we acquired Autodose in a transaction accounted for as a business combination using the purchase method. The preliminary purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $1.4 million for acquired in-process technology for projects that did not have future alternative uses. We determined the value of the purchased in-process technology using the income approach.  At the date of the Autodose acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed at the acquisition date in 2006.

Amortization of Intangible Assets Arising from Business Acquisitions

In connection with various acquisitions, we have recorded an aggregate of $82.4 million of intangible assets (See Note 11 of the Notes to Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets.  The amortization of intangible assets was recorded partially as costs of revenue and partially as operating expenses depending on the nature of these intangible assets.

Gain from Sale of Equity Interest in Ilypsa

We recorded a $40.8 million gain in 2007 upon the sale of approximately 10% equity interest in Ilypsa, Inc. In the third quarter of 2008, we received another $4.8 million in cash upon the release of holdback related to the same transaction.

Interest and Other Income, Net

Interest and other income, net, for the years ended December 31, 2008, 2007 and 2006 consisted of interest income of approximately $871,000, $5.9 million and $7.7 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and marketable securities. Interest income decreased in 2008 and 2007 due to the significant decrease in our average investment balance after the MDL acquisition and the impact of decreasing average interest rates. Other expense for 2008 consisted of $2.0 million foreign currency losses, partially offset by a $1.6 million gain from the sale of our Occupational Health Service (OHS) business in May 2008. We recorded a significant amount of foreign currency losses in 2008 due to the increased presence of our foreign operations after the MDL acquisition and the material fluctuation of foreign currency exchange rates during 2008.

Provision for Income Taxes

We recorded an income tax benefit of $5.2 million in 2008, and income tax expenses of $10.7 million in 2007 and $6.4 million in 2006. Our effective income tax rate was 4.6% for 2008, 36.3% for 2007 and 43.5% for 2006. The effective income tax benefit rate was lower than our statutory combined federal and state rate of 40% in 2008 due to the non-deductibility of the majority of goodwill impairments and a $12.5 million valuation allowance for deferred tax assets. The effective income tax rate was lower than our statutory combined federal and state rate of 40% in 2007 due to income tax benefits from research and development credits and tax-exempt interest income. The effective income tax rate for 2006 was higher than our statutory rate principally due to the non-deductibility of both the in-process research and development charge from the Autodose acquisition and certain stock-based compensation expenses.

We record income tax expense using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. We recognize a valuation allowance if we anticipate that some or all of a deferred tax asset will not be realized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $12.5 million as a result of uncertainties related to the realization of our net deferred tax assets at December 31, 2008. We established the valuation allowance as a result of weighing all positive and negative evidence, including our history of cumulative losses over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit from certain deferred tax assets will not be realized. If the actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact our financial position and results of operations.

On January 1, 2007, we adopted Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. As a result, we recognized a $1.0 million increase in liability for unrecognized tax benefits. As of December 31, 2008, our total unrecognized tax benefits were $4.7 million, of which $1.1 million of tax benefits, if recognized, would affect the effective income tax rate. We do not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Accordingly, we adopted certain provisions of SFAS 157 on January 1, 2008 on a prospective basis for our financial assets and liabilities, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. We also elected to delay the adoption of SFAS 157 for our nonfinancial assets/liabilities under FSP 157-2 until January 1, 2009 and is not expecting the adoption will have a material impact on our consolidated financial statements.

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

The only type of financial assets to be measured at fair value using Level 1 inputs on a recurring basis was our money market funds. We derived the fair value of our money market funds from quoted market price and measured the fair value of our money market funds using Level 1 inputs to be $52.0 million.

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. We do not have any noncontrolling interest as of December 31, 2008.

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

Balance Sheet and Cash Flows

We had positive cash flow from operating activities for the year ended December 31, 2008. We ended fiscal year 2008 with cash, cash equivalents and marketable securities of approximately $66.4 million. This compared to cash, cash equivalents and marketable securities of approximately $45.5 million at December 31, 2007.

Our operating activities provided $28.4 million and $29.9 million of cash in 2008 and 2006, respectively, and used $14.7 million of cash in 2007. The sources of cash for the three years were primarily the receipt of funding from research partners, payments from product sales and licensing fees. In 2007 we paid approximately $20.9 million in income taxes, of which the majority was related to the gain from the Ilypsa transaction (described below). Because this tax payment was recorded against operating cash flow while the original sales proceeds were recorded as investing cash flow, our cash flow from operating activities was negative for 2007. Our accounts receivable balance at December 31, 2008 decreased significantly compared to December 31, 2007 due to the collection of payments for tools shipped in the fourth quarter of 2007 and comparatively lower tools shipments in the fourth quarter of 2008. Current liabilities increased by approximately $7.0 million at December 31, 2008 as compared to December 31, 2007 primarily due to the increase in deferred revenue, as our deferred revenues associated with the MDL business returned to more normalized levels.  On October 2, 2007, we completed the acquisition of MDL and reduced MDL’s content subscriptions and product support obligations to estimated fair values as of the acquisition date. To the extent former MDL customers renew these content subscriptions and product support contracts, we will recognize the full value of the content subscriptions and product support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

We currently expect net positive operating cash flow for 2009, but that operating cash flow will be positive or negative in certain quarters, reflecting the seasonality of our businesses.

As a result of adopting SFAS 123R, $42,000, $163,000 and $2.7 million of excess tax benefits for the years ended December 31, 2008, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities was $111,000 and $53.0 million in 2008 and 2006, respectively. Net cash from investing activities was $15.4 million in 2007. Included in the cash used in investing activities for 2008 were net cash payments for IntegrityBio acquisition of $10.2 million and an additional investment in Intermolecular of $1.6 million, partially offset by a $5.0 working capital adjustment in connection with the MDL acquisition and a $4.8 million from the sale of Ilypsa equity interest received in 2008. Included in the cash from investing activities for 2007 were net proceeds of $109.0 million from marketable securities, proceeds from the sale of Ilypsa equity interest of $41.2 million, partially offset by a net cash payment for MDL acquisition of $125.9 million. Included in the 2006 cash used in investing activities were $13.9 million for long-term investments in Intermolecular and Visyx and a net of $4.2 million for the acquisition of Autodose. During 2006, the majority of proceeds from the maturities of marketable securities were re-invested in marketable securities. The other fluctuations from period to period were due primarily to the timing of purchases, sales, and maturities of our marketable securities. Cash used in purchases of property, plant and equipment was $7.1 million, $7.7 million and $19.6 million, respectively, in 2008, 2007 and 2006. The large amount of cash used in purchases of property, plant and equipment in 2006 was primarily associated with the build-out of an additional leased facility. We believe we have built out sufficient facilities spaces for our current business needs, but believe we may incur additional one-time charges in facilities consolidation and reconfiguration in the near-term to address the ongoing evolution of our businesses.

Financing activities provided $1.2 million and $745,000 of cash in 2008 and 2007, respectively, and used $11.4 million of cash in 2006. The cash inflows were primarily the proceeds from the exercise of stock options and sale of stock under the Employee Stock Purchase Plan in each of 2008, 2007 and 2006, and for 2006, excess tax benefits from stock-based compensation. Cash outflows from financing activities in 2008 and 2007 included approximately $499,000 and $2.0 million, respectively, payment of employee withholding tax in lieu of issuing common stock upon the vest of restricted stock units. Cash outflows in 2006 consisted of $30.0 million of cash used to repurchase our common stock.

On September 28, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for Symyx (the “Facility”), secured by substantially all of our assets excluding intellectual property.  As of December 31, 2008, we had no borrowing under the Facility. In the fourth quarter of 2008, due to the non-cash impairment charges and valuation allowances recorded, we did not meet the Consolidated Net Worth covenant related to the Facility (“Existing Default”) as of December 31, 2008. In March 2009, we entered into an amendment to the Facility with the Agent which provided a waiver with respect to the Existing Default and lowered the Consolidated Net Worth covenant amount for future measurement dates.

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

Contractual Commitments

Our contractual commitments consist of our obligations under operating leases (Facility Commitments), our commitments to purchase inventory and fixed assets and services (Purchase Commitments), and our commitments for royalty payments (Royalty Commitments, due when we receive customer payments). As of December 31, 2008 and 2007, our contractual commitments were $34.4 million and $37.6 million, respectively. The decrease in our contractual commitments in 2008 was due to facility lease payments made in 2008, partially offset by commitments from our various new leases. We expect to satisfy these obligations as they become due over the next eight years.

Future principal commitments as of December 31, 2008 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$29,596	$4,853	$9,016	$8,110	$7,617
Purchase Commitments	2,868	2,868	-	-	-
Royalty Commitments	1,939	1,859	80	-	-
Total	$34,403	$9,580	$9,096	$8,110	$7,617

Other Commitments

As of December 31, 2008, we carried a $4.1 million accrued liability associated with uncertainties in income taxes. We are unable to make reasonably reliable estimates of the periods of any cash settlement with the respective tax authorities and have recorded the liability as a long-term payable on our Consolidated Balance Sheets.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. We account for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of December 31, 2008, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions during any periods covered in these consolidated financial statements.

Contingencies

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the former stockholders of Autodose SA are eligible to receive additional purchase price consideration of up to 7.1 million Swiss Franc (or equivalent to $6.7 million using foreign currency exchange rate in effect on December 31, 2008) upon the achievement of certain 2008 and 2009 revenue targets with respect to our Autodose product line. We evaluate the possibility of achieving these targets from time to time. If any of the revenue targets are met or are probable to be met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of December 31, 2008. Based on our current forecast of revenue from our Autodose product line, we do not expect to record any additional consideration during the remainder of 2009.

Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as our employee continuously for 24 months from the acquisition date. We are accruing this liability ratably over the required service period of 24 months. As of December 31, 2008, we have recorded $336,000 long-term payable to the founder. We also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as an additional consideration pursuant to the terms of the purchase agreement. We will start to accrue the associated additional consideration in the third of quarter of 2009 at 46% of the periodic revenue generated by IntegrityBio.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2008. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividend Policy

We have never declared or paid any dividends on our capital stock. Further, under the terms of our Credit Agreement with Bank of America, N.A., we are restricted from making any cash dividend payments. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, Swiss francs, Euros, Japanese yens, and British pounds. A strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During fiscal 2008, our total realized and unrealized gains due to movements in foreign currencies, primarily Swiss francs, Euros, Japanese yens, and British pounds was $2.0 million. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

Our exposure to market risk is principally confined to our cash equivalents and marketable investments which have maturities of less than two years. However, in 2008 we maintained our cash in treasury-bill money market funds, classified as cash and cash equivalents, and at December 31, 2008 did not have any short term investments.  As a result, we did not have any exposure to interest rate changes.  In 2007 we maintained a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2007 our investment portfolio was comprised of approximately $22.5 million in money market funds and $8.4 million in U.S. corporate debt instruments. The securities in our investment portfolio were not leveraged, were classified as available-for-sale and were subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2007 levels, the impact on the fair value of our portfolio would have been insignificant. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Interest Rate Sensitivity:
Principal Amount by Expected Maturity (in thousands)
Average Interest Rate

	Mature in 2008	Fair Value As of December 31, 2007
Marketable securities	$8,341	$8,395
Average interest rate	5.43%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symyx Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 10 to the consolidated financial statements, Symyx Technologies, Inc. changed its method of accounting for uncertain income tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symyx Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 12, 2009

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$66,415	$37,077
Marketable securities	-	8,395
Accounts receivable, net	11,993	23,047
Inventories	3,308	4,077
Deferred tax assets, current	1,449	2,984
Income tax receivable	6,549	1,916
Receivable from the seller of an acquired business	-	4,954
Other current assets	6,351	5,994
Total current assets	96,065	88,444

Property, plant and equipment, net	18,447	32,969
Goodwill	39,979	114,110
Intangible assets, net	53,268	66,405
Long-term investments	15,147	13,500
Deferred tax and other assets	1,608	1,470
Total assets	$224,514	$316,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,056	$2,124
Other accrued liabilities	9,947	12,334
Accrued compensation and employee benefits	9,377	11,364
Accrued royalty	3,628	3,692
Income taxes payable	567	-
Accrued restructuring costs	4,578	2,275
Deferred revenue	23,519	15,905
Total current liabilities	54,672	47,694

Long-term payable	4,457	4,672
Long-term deferred revenue	7,421	-
Noncurrent deferred tax liabilities	5,881	12,291
Total noncurrent liabilities	17,759	16,963

Commitments and contingencies (Note 3)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized and 34,014,660 and 33,589,426 shares issued and outstanding at December 31, 2008 and 2007, respectively	34	34
Additional paid-in capital	207,690	203,237
Accumulated other comprehensive gain (loss)	2,606	601
Retained earnings (accumulated deficits)	(58,247)	48,369
Total stockholders' equity	152,083	252,241
Total liabilities and stockholders’ equity	$224,514	$316,898

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	2008	2007	2006

Revenue:
Service	$74,892	$59,034	$57,933
Product	25,033	34,898	33,526
License fees, content and royalties	59,120	31,140	33,441
Total revenue	159,045	125,072	124,900

Costs:
Cost of service	21,094	8,995	6,519
Cost of products	10,444	14,281	11,811
Cost of license fees, content and royalties	5,876	1,773	-
Amortization of intangible assets	7,355	3,873	2,571
Total costs	44,769	28,922	20,901

Gross profit	114,276	96,150	103,999

Operating expenses:
Research and development	75,365	66,186	59,268
Sales, general and administrative	54,589	41,935	34,497
Restructuring charges	4,952	-	-
Impairment to goodwill, intangibles and other long-lived assets	90,330	-	-
Acquired in-process research and development	-	2,500	1,392
Amortization of intangible assets arising from business combinations	5,903	2,253	1,699
Total operating expenses	231,139	112,874	96,856

Income (loss) from operations	(116,863)	(16,724)	7,143
Gain from sale of equity interest in Ilypsa, Inc.	4,939	40,826	--
Interest and other income, net	135	5,694	7,709
Income before income tax benefit (expense) and equity loss	(111,789)	29,796	14,852
Income tax benefit (expense)	5,173	(10,698)	(6,382)
Equity in loss from investment in Visyx Technologies Inc.	-	(314)	(186)
Net income (loss)	$(106,616)	$18,784	$8,284

Basic net income (loss) per share	$(3.16)	$0.57	$0.25

Diluted net income (loss) per share	$(3.16)	$0.56	$0.24

Shares used in computing basic net income (loss) per share	33,747	33,199	33,199

Shares used in computing diluted net income (loss) per share	33,747	33,557	34,214

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compens-ation	Accumulated Other Comprehensive Loss	Retained Earnings (accumulated deficits)	Total Stockholders’ Equity
Balance at January 1, 2006	-	$-	33,194	$33	$196,815	$(261)	$(298)	$22,240	$218,529
Issuance of common stock on exercise of options	-	-	940	1	14,030	-	-	-	14,031
Issuance of common stock under employee share purchase plan	-	-	90	-	1,877	-	-	-	1,877
Repurchase of common stock	-	-	(1,249)	(1)	(29,999)	-	-	-	(30,000)
Stock-based compensation	-	-	-	-	10,055	261	-	-	10,316
Tax benefit from employee stock option plans	-	-	-	-	5,045	-	-	-	5,045
Comprehensive income:
Net income	-	-	-	-	-	-	-	8,284	8,284
Unrealized gain on foreign currency translation	-	-	-	-	-	-	13	-	13
Unrealized gain on marketable securities, net of income taxes of $16	-	-	-	-	-	-	281	-	281
Comprehensive income									8,578
Balance at December 31, 2006	-	-	32,975	33	197,823	-	(4)	30,524	228,376
Issuance of common stock on exercise of options	-	-	96	-	629	-	-	-	629
Issuance of common stock under employee share purchase plan	-	-	219	1	1,908	-	-	-	1,909
Issuance of common stock for vested restricted stock units, net	-	-	208	-	(1,956)	-	-	-	(1,956)
Issuance of restricted common stock	-	-	91	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	5,702	-	-	-	5,702
Tax deficiency from employee stock option plans	-	-	-	-	(812)	-	-	-	(812)
Cumulative effect of adopting FIN 48	-	-	-	-	(57)	-	-	(939)	(996)
Comprehensive income:									-
Net income	-	-	-	-	-	-	-	18,784	18,784
Unrealized gain on foreign currency translation	-	-	-	-	-	-	628	-	628
Unrealized loss on marketable securities	-	-	-	-	-	-	(23)	-	(23)
Comprehensive income									19,389
Balance at December 31, 2007	-	-	33,589	34	203,237	-	601	48,369	252,241
Issuance of common stock on exercise of options	-	-	30	-	83	-	-	-	83
Issuance of common stock under employee share purchase plan	-	-	335	-	1,592	-	-	-	1,592
Issuance of common stock for vested restricted stock units, net	-	-	151	-	(499)	-	-	-	(499)
Cancellation of restricted common stock	-	-	(91)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	4,368	-	-	-	4,368
Tax deficiency from employee stock option plans	-	-	-	-	(1,091)	-	-	-	(1,091)
Comprehensive loss:									-
Net loss	-	-	-	-	-	-	-	(106,616)	(106,616)
Unrealized gain on foreign currency translation	-	-	-	-	-	-	2,006	-	2,006
Unrealized loss on marketable securities	-	-	-	-	-	-	(1)	-	(1)
Comprehensive loss									(104,611)
Balance at December 31, 2008	-	$-	34,014	$34	$207,690	$-	$2,606	$(58,247)	$152,083

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2008	2007	2006
Operating activities
Net income (loss)	$(106,616)	$18,784	$8,284
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill, intangibles and long-lived assets	90,330	-	-
Depreciation and amortization	11,355	7,603	10,135
Amortization of intangible assets arising from business combinations	13,235	6,126	4,270
Acquired in-process research and development	-	2,500	1,392
Stock-based compensation	4,368	5,702	10,296
Equity in loss from investment in Visyx Technologies Inc.	-	314	186
Gain from sale of equity interest in Ilypsa, Inc.	(4,939)	(40,826)	-
Gain on sale of property, plant and equipment	(1,606)	-	(7)
Deferred income taxes	(306)	(3,534)	(5,694)
Excess tax benefits from stock-based compensation	(42)	(163)	(2,667)
Tax benefit (deficiency) from employee stock transactions	(1,091)	(812)	5,045
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable, net	11,978	(2,028)	(6,417)
Inventories	830	(1,397)	(831)
Other current assets	(1,590)	(2,043)	908
Other long-term assets	(106)	607	(1,176)
Accounts payable	852	(1,791)	979
Other accrued liabilities	(15)	1,991	1,204
Accrued compensation and employee benefits	(2,034)	97	13
Accrued royalties	(64)	3,692	-
Income taxes receivable and payable	(3,896)	(5,658)	3,430
Accrued restructuring charges	2,913	(4,548)	-
Deferred revenue	15,062	648	570
Long-term payable	(215)	-	-
Net cash provided by (used in) operating activities	28,403	(14,736)	29,920

Investing activities
Purchase of property, plant and equipment, net	(7,074)	(7,712)	(19,649)
Proceeds from divesting assets	694	-	-
Purchase of marketable securities	-	(101,932)	(144,018)
Proceeds from maturities of marketable securities	8,400	202,900	128,832
Proceeds from sales of marketable securities	-	7,986	-
Proceeds from sale of equity interest in Ilypsa, Inc.	4,778	41,238	-
Long-term investments	(1,647)	(100)	(13,900)
Acquisition of businesses, net of cash acquired	(5,262)	(125,910)	(4,216)
Release of payment to shareholders of an acquired business	-	(1,024)	-
Net cash provided by (used in) investing activities	(111)	15,446	(52,951)

Financing activities
Proceeds from issuance of common stock	1,675	2,538	15,908
Repurchase of common stock	-	-	(30,000)
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(499)	(1,956)	-
Excess tax benefits from stock-based compensation	42	163	2,667
Net cash provided by (used in) financing activities	1,218	745	(11,425)

Effect of foreign exchange rate changes on cash and cash equivalents	(172)	(498)	(31)
Net increase (decrease) in cash and cash equivalents	29,338	957	(34,487)
Cash and cash equivalents at beginning of year	37,077	36,120	70,607
Cash and cash equivalents at end of year	$66,415	$37,077	$36,120

	2008	2007	2006
Supplemental disclosure of cash flow information
Income taxes paid, net	$4,331	$20,940	$3,562

Supplemental disclosure of non-cash investing and financing activities
Net working capital adjustments receivable from the seller of an acquired business	$-	$(4,954)	$-
Payable related to transaction costs for a business acquisition	$-	$562	$-
Payable to stockholders of an acquired business	$-	$-	$1,024

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Symyx”) enables global leaders in life sciences, chemical, energy, and consumer and industrial products to optimize and accelerate their scientific research and development (“R&D”). Through its abilities in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, Symyx helps companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize their return on R&D investments.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On August 13, 2008, the Company acquired 100% ownership of Integrity Biosolution, LLC (“IntegrityBio”), a privately-held research provider (see Note 10). The operating results of IntegrityBio have been consolidated into the Company’s financial statements since the acquisition date.  As of the date of this Report, IntegrityBio has been merged with and into Symyx Software, Inc.

Symyx accounts for equity investments in companies over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and the Company records its proportionate share of income or losses as other income (loss) in the consolidated statements of operations. The Company has eliminated all significant intercompany accounts and transactions.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) liabilities accrued for uncertain income tax positions have been reclassified as long-term payable; (ii) income taxes receivable previously netted against income taxes payable have been reclassified as current assets; and (iii) Symyx Research and Symyx Tools have been combined as one reporting segment as Symyx High-Productivity Research (“Symyx HPR”) as discussed in Note 6.

Use of Estimates

Preparing financial statements in accordance with US generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the assumptions used in determining the implied fair value of goodwill, the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivable, reserve for excess and/or obsolete inventory, future warranty expenditures, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when the Company’s products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the value of acquired intangible assets. Actual results and outcomes may differ from management’s estimates and assumptions. For example, if system failures or the cost to repair systems are significantly greater than the rates used in estimating the accrued warranty, the additional charges could have a material unfavorable impact on the Company's financial results in the relevant period(s).

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

In 2008, the Company maintained its cash in treasury-bill money market funds, classified as cash and cash equivalents.

In 2007, the Company invested its excess cash in debt securities, classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The estimated fair value amounts have been determined by the Company using available market information.

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

The Company did not have any marketable securities as of December 31, 2008. Its total cash and cash equivalents were $66,415,000 and cost approximated fair value of any cash equivalents. Marketable securities as of December 31, 2007 consisted of US corporate debt securities of $8,394,000 with unrealized gain of $1,000, total fair value of $8,395,000 and maturity date within one year. There were no unrealized losses as of December 31, 2008 and 2007.

The Company had no realized gains or losses for the years ended December 31, 2008 and 2006. Realized losses on the sale of marketable securities for the year ended December 31, 2007 were immaterial. Unrealized gains and losses for the years ended December 31, 2008, 2007 and 2006 are included in this Note 1 of Notes to the Consolidated Financial Statements under “Comprehensive Income (Loss).”

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its investments in Intermolecular, Inc. using the cost method of accounting while it accounts for its November 2006 investment in Visyx Technologies Inc. (“Visyx”) using the equity method of accounting. At December 31, 2008, the carrying value of Intermolecular was $15,147,000. The Company determines that it is not practical to estimate the fair value of the investments and believes that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. At December 31, 2008, the carrying value of Visyx was $0.

The Company did not receive any dividends from Visyx in the years ended December 31, 2008, 2007 and 2006.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As required by SFAS No. 142, the Company tests goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company allocated goodwill into three reporting units: Symyx Software, Symyx Research and Symyx Tools.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Testing goodwill for impairment requires a two-step approach under SFAS No. 142. In determining the fair value of its reporting units in step one of its SFAS No. 142 impairment analysis, the Company uses a combination of the income approach, which is based on the present value of discounted cash flows and terminal value projected for the reporting unit, and the market approach, which estimates fair value based on an appropriate valuation multiple of revenue or earnings derived from comparable companies, adjusted by an estimated control premium. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates, the discount rate, and a selection of peer market transactions. The discount rate that the Company uses in the income approach of valuation represents the weighted average cost of capital that the Company believes is reflective of the relevant risk associated with the projected cash flows.

If the estimated fair value of a reporting unit’s goodwill exceeds its net book value, the Company concludes that its goodwill is not impaired. Otherwise, the Company performs step two of the above test to compare the estimated implied fair value of goodwill to its carrying value. The excess carrying value of goodwill as compared to the implied is recorded as a goodwill impairment.  In the fourth quarter of 2008, the Company performed an impairment test of each reporting unit’s goodwill. As a result of this analysis, the Company concluded that the carrying amounts of goodwill exceeded the implied fair value of goodwill in the Symyx Software and Symyx Research reporting units and recorded an impairment charge.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144), the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for SFAS No. 142 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.  In the fourth quarter of 2008, due to the significant decline of its market capitalization, the Company also performed an impairment test of long-lived assets. As a result of this analysis, the Company concluded that the carrying amounts of intangibles and other long-lived assets in Symyx Research and Symyx Tools reporting units exceeded their implied fair values and recorded an impairment charge.

Based on the impairment analysis conducted in the fourth quarter of 2008, the Company recorded the following impairment charges by reporting unit (in thousands):

	Goodwill	Intangible Assets	Plant, Property and Equipment	Total
Symyx Software	$71,085	$-	$-	$71,085
Symyx HPR:				-
Symyx Research		1,760	11,224	12,984
Symyx Tools	5,404	814	43	6,261
Total impairment charges	$76,489	$2,574	$11,267	$90,330

The following table illustrates the change in the Company’s goodwill in 2008 and 2007 by business segment (in thousands):

	Symyx Software	Symyx HPR	Total
Balance as of January 1, 2007	$17,672	$374	$18,046
Goodwill acquired during the period	95,150	-	95,150
Adjustments to goodwill	877	37	914
Balance as of December 31, 2007	113,699	411	114,110
Goodwill acquired during the period	-	5,440	5,440
Goodwill impairment	(71,085)	(5,404)	(76,489)
Adjustments to goodwill	(3,075)	(7)	(3,082)
Balance as of December 31, 2008	$39,539	$440	$39,979

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible assets, with the exception of goodwill which is not subject to amortization, are amortized using the straight-line method over their estimated period of benefit, ranging from one to eight years. See Note 11 of the Notes to Consolidated Financial Statements for detail.

Property, plant and equipment are stated at cost. Depreciation of equipment is computed using the straight-line method over lives of three to five years for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation of buildings is computed using the straight-line method over lives of thirty years for financial reporting purposes. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets for financial reporting purposes and over a 40-year period for income tax reporting purposes. After writing down the gross costs for property, plant, and equipment in Symyx Research and Symyx Tools reporting units by the impairment charges as discussed above, property, plant and equipment consist of the following (in thousands):

	December 31,
	2008	2007

Machinery and equipment	$34,958	$37,882
Computers and software	10,314	7,528
Land and building	3,551	3,551
Leasehold improvements	27,035	36,859
Construction in progress	1,913	696
Furniture and fixtures	2,801	3,036
Property, plant and equipment, gross	80,572	89,552
Less accumulated depreciation and amortization	(62,125)	(56,583)
Property, plant and equipment, net	$18,447	$32,969

At December 31, 2008, all property, plant and equipment were pledged as collateral under the Company’s bank credit facility as detailed in Note 5 of the Notes to Consolidated Financial Statements. However, the Company had no borrowings as of December 31, 2008 under this bank credit facility. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $11,078,000, $10,818,000 and $10,217,000 in 2008, 2007, and 2006, respectively.

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

For arrangements that require significant production, modification, or customization of the software, such services are considered essential to software functionality, accordingly revenue from the entire arrangement (i.e., software license, database subscriptions, post contract customer support (PCS) and professional services) is deferred until final delivery and acceptance of the product and the revenue is recognized ratably over the remaining initial PCS period or upon final delivery and acceptance when the initial PCS period has already ended.

For many customers, the Company has developed custom registration and other tools that are typically delivered on a time and materials basis. These custom development projects are generally not sold in connection with a new software license deal, but rather to customers that have been using the Company's software products for an extended period of time. Revenue from these arrangements is non-refundable and is usually recognized on a monthly basis as the services are delivered and invoiced.

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

Product Sales

Product sales revenue includes sales of tools and the license of associated software. The Company's tools are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the system as a whole, revenue from these arrangements is recognized in accordance with SOP 97-2, as amended. If software is incidental to the system, revenue from the sale of the system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectability is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of tools are not material and are included in sales, general and administrative expenses.

Software License and Database Content Fees

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence of fair value).

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentration of Revenue

During the years ended December 31, 2008, 2007 and 2006, the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,
	2008	2007	2006
ExxonMobil	$24,514	$36,489	$51,318
Dow	28,681	35,301	29,302
Total	$53,195	$71,790	$80,620

The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Symyx Software	$9,744	$9,343	$9,948
Symyx HPR	43,451	62,447	70,672
Total	$53,195	$71,790	$80,620

The revenue from the above customers has been included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Service revenue	$24,323	$35,939	$36,854
Product sales	14,055	16,472	24,232
License fees, content revenue and royalties	14,817	19,379	19,534
Total	$53,195	$71,790	$80,620

Inventory

Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx tools in the process of being built. Finished goods inventory consists of customized systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at December 31, 2008 and December 31, 2007 were as follows (in thousands):

	December 31,
	2008	2007
Raw Materials	$20	$269
Work-in-process	3,288	2,707
Finished goods	-	1,101
Total	$3,308	$4,077

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company assesses its allowance for doubtful accounts based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, the Company records a specific allowance against amounts due and thereby reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience.

The Company started recording allowance for doubtful accounts in 2007. For the years ended December 31, 2008 and 2007, the Company’s allowance for doubtful accounts changed as follows (in thousands):

	2008	2007
Balance as of January 1	$53	$-
New allowance accrued	336	53
Adjustments written-off and other adjustments	(33)	-
Balance as of December 31	$356	$53

Accrued Warranty

The Company provides a warranty on each Symyx tool shipped. The specific terms and conditions of these warranties vary depending upon the products sold and country in which the Company delivers the products. These warranties typically include coverage for parts and labor and software bug fixes, for a specified period (typically one year). The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s accrued warranty during the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance as of January 1	$1,728	$952
New warranties issued during the period	983	1,485
Costs incurred during the period on specific systems	(603)	(581)
Changes in liability for pre-existing warranties during the period, including expirations	(699)	(128)
Balance as of December 31	$1,409	$1,728

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

Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income (loss) per share and the dilutive effect of stock options, restricted stock and restricted stock units.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$(106,616)	$18,784	$8,284

Weighted-average shares of common stock outstanding	33,765	33,301	33,199
Less: weighted-average restricted stock	(18)	(102)	-
Weighted-average shares used in computing basic net income (loss) per share	33,747	33,199	33,199
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	-	358	1,015
Weighted-average shares used in computing diluted net income (loss) per share	33,747	33,557	34,214

Basic net income (loss) per share	$(3.16)	$0.57	$0.25
Diluted net income (loss) per share	$(3.16)	$0.56	$0.24

The following shares were excluded from the calculation of diluted net income (loss) per share for 2008, 2007 and 2006, respectively, because all were anti-dilutive for the respective periods (in thousands):

	2008	2007	2006
Options	5,276	5,072	3,938
Restricted stock units	740	-	-
Restricted stock	-	91	-
Total anti-dilutive shares	6,016	5,163	3,938

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Savings Plan

The Company has a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 60% of their pretax salary, but not more than statutory limits. For each dollar a participant contributes under this plan, the Company makes employer contribution to the plan of 50 cents, with a maximum matching contribution of 2% of a participant’s earnings. Matching contributions for the plan were $1,010,000, $795,000 and $629,000 in 2008, 2007 and 2006, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Symyx common stock is not an investment option under the plan.

The Company participates in defined contribution plans in non U.S. locations. Contributions to defined contribution plans are expensed when employees have rendered services in exchange for such contributions, generally in the year of contribution. Employer contributions for the plans were approximately $300,000 and $205,000 in 2008 and 2007. Contributions in 2006 were immaterial.

Foreign Currency Translation

The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, as amended. The Company translates the assets and liabilities of its international non-U.S. dollar functional currency subsidiaries into U.S. dollars at the rates of exchange in effect on the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction losses derived from monetary assets and liabilities stated in a currency other than the functional currency and recognized in results of operations were $1,963,000, $162,000 and $7,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The effect of foreign currency rate changes on cash and cash equivalents was decreases of $172,000, $498,000 and $31,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments, both net of tax. Comprehensive income has been disclosed in the statement of stockholders' equity for all periods presented.

The components of accumulated other comprehensive income (loss) at December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Balance at January 1, 2006	$(41)	$(257)	$(298)
Foreign currency translation adjustment	13	-	13
Unrealized gain on available-for-sale securities, net of $16 taxes	-	281	281
Balance at December 31, 2006	(28)	24	(4)
Foreign currency translation adjustment	628	-	628
Unrealized gain on available-for-sale securities	-	(23)	(23)
Balance at December 31, 2007	600	1	601
Foreign currency translation adjustment	2,006	-	2,006
Unrealized gain on available-for-sale securities	-	(1)	(1)
Balance at December 31, 2008	$2,606	$-	$2,606

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Accordingly, the Company adopted certain provisions of SFAS 157 on January 1, 2008 on a prospective basis for its financial assets and liabilities, which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. The Company also elected to delay the adoption of SFAS 157 for its nonfinancial assets/liabilities under FSP 157-2 until January 1, 2009. The adoption of SFAS157 is not expected to have material impact on the Company’s financial statements.

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

The Company’s only type of financial assets to be measured at fair value using Level 1 inputs on a recurring basis was its money market funds. The Company derived the fair value of its money market funds from quoted market prices and measured the fair value of its money market funds using Level 1 inputs to be $51,999,000 at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. The Company is currently assessing the impact that the adoption of SFAS No. 141R will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier adoption is prohibited. The Company does not have any noncontrolling interest as of December 31, 2008.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2.  Research and Development Arrangements

The Company has entered into a number of multi-year research and development collaborations to perform research for partners in exclusive fields over multiple years. The major collaborative arrangements have similar contractual terms and are non-cancelable other than for material breach or certain other conditions. Under the collaborative arrangements, the Company is responsible for performing research as defined in the agreements, including synthesis, screening, and informatics. The partner, in turn, is entitled to develop and commercialize materials discovered in or under collaboration within the defined field. The Company typically receives research and development funding at specified amounts per full time equivalent employee working on the project and is entitled to receive royalties on the sale of any products commercialized under the agreement or payments on the achievement of specified research milestones. The agreements also contain procedures by which the Company and the partner will determine royalty rates for the sale or license of products under the agreements.

The table below indicates the significant collaborative partners for whom the Company conducted research and development in 2008, together with the primary focus of the collaborations. In addition to these partners the Company has a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in 2008:

Partner	Current Research Contract Ends	Primary focus of current collaborative efforts
Dow	12/31/2009	Basic and specialty chemicals and materials research
ExxonMobil	5/31/2008	Catalyst and process development for basic chemicals and refining applications

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2008	2007	2006
Customer-sponsored projects	37%	55%	61%
Internally-funded projects	63%	45%	39%
Total	100%	100%	100%

3. Commitments and Contingencies

Leases

The Company has entered into various operating lease agreements for facilities in five states and two foreign countries with lease terms ranging from one to ten years. Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $5,610,000, $3,902,000 and $2,724,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Future commitments and obligations under the operating leases for the Company’s facilities, to be satisfied as they become due, are as follows (in thousands):

Years ending December 31,	Amount
2009	$4,853
2010	4,585
2011	4,431
2012	4,131
2013	3,979
Thereafter	7,617
Total	$29,596

Estimated future rents receivable from sublease agreements through 2012, not included above, amount to approximately $374,000.

Other Commitments

As of December 31, 2008, the Company had firm purchase commitments for inventory, fixed assets and services of approximately $2,868,000. The Company also had committed to pay royalties to third parties on future database content revenue of approximately $1,940,000 upon cash receipts from customers.

As of December 31, 2008, the Company recorded $4,121,000 liabilities associated with uncertainties in income taxes under FIN 48. The Company could not make reasonably reliable estimates of the periods of cash settlement with the respective tax authorities and as such has determined to record the liabilities as noncurrent on its Consolidated Balance Sheet.

As of December 31, 2008, the Company had no amounts due under loan agreements and had an unused line of credit with Bank of America as detailed in Note 5 of the Notes to Consolidated Financial Statements.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of December 31, 2008, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement the Company entered into with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 7,100,000 Swiss Franc (equivalent to $6,723,000 using the foreign currency exchange rate in effect on December 31, 2008) upon achievement of certain 2008 and 2009 revenue targets with respect to the Company’s Autodose product line. The Company evaluates the likelihood of achieving these targets from time to time. If any of the revenue targets are met or are probable to be met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition. The 2008 revenue targets for Autodose product line were not achieved. Therefore, no additional consideration was recorded as of December 31, 2008.

With respect to the IntegrityBio acquisition as discussed in Note 7, pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of the Company or its affiliates continuously for 24 months from the acquisition date. The Company has determined it is probable the amounts will be earned and paid and has recorded $336,000 related to this payable to the founder as of December 31, 2008. The Company also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement, for which the Company cannot yet estimate the total liability.

4.  Stockholders’ Equity

Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") that permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period will be divided into two consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by the Board of Directors. At December 31, 2008, the number of shares of common stock available for future issue under the Purchase Plan was 1,235,310.

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

In October 2001, the Company's Board of Directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants. As of December 31, 2008, all authorized shares of options under the NSO Plan had been granted.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

At the Company’s annual stockholder meeting on June 16, 2008, the Company’s stockholders approved a proposal to amend the Company’s 2007 Stock Incentive Plan (2007 Plan) to increase the total authorized shares available for grant under such plan by 4,700,000 shares and reduce the number of shares available for issuance under the 2007 Plan (i) by one share for each share of common stock subject to a stock option or stock appreciation right; and (ii) by one and sixty-five hundredths (1.65) shares for each share of common stock subject to any other type of award issued under the 2007 Plan. As of December 31, 2008, 4,466,836 shares were available for issuance under the 2007 Plan.

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

In connection with the acquisition of IntelliChem, the Company assumed all the unvested outstanding stock options issued pursuant to IntelliChem’s 2003 Stock Option Plan (“IntelliChem Plan”) and converted them into options to purchase 44,126 shares of the Company’s common stock. In connection with the acquisition of Synthematix, the Company assumed all the unvested outstanding stock options issued pursuant to Synthematix’s 2000 Equity Compensation Plan (“Synthematix Plan”), as amended, and converted them into options to purchase 23,876 shares of the Company’s common stock. These options generally retained all of the rights, terms, and conditions of the plan under which they were originally granted. As of December 31, 2008, options to purchase 13,146 and 2,971 shares of common stock were available for future grant under the IntelliChem Plan and Synthematix Plan, respectively.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of activity under all the above stock option plans is as follows:

	Outstanding Stock Options
	Number of Shares	Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2006	8,093,812	$0.19 - $58.25	$25.91
Options exercised	(940,496)	$0.39 - $27.99	$14.92
Options cancelled	(390,724)	$0.39 - $51.50	$27.58
Balance at December 31, 2006	6,762,592	$0.19 - $58.25	$27.35
Options granted	1,423,500	$4.29 - $ 8.58	$6.68
Options exercised	(96,122)	$0.39 - $18.95	$6.55
Options cancelled	(1,222,527)	$0.19 - $57.00	$28.31
Balance at December 31, 2007	6,867,443	$0.39 - $58.25	$23.18
Options granted	2,038,009	$3.03 - $26.19	$6.20
Options exercised	(30,451)	$0.39 - $10.47	$2.72
Options cancelled	(3,599,230)	$0.96 - $58.25	$27.24
Balance at December 31, 2008	5,275,771	$0.51 - $57.00	$13.97

At December 31, 2008, 2007 and 2006, vested and outstanding options for the purchase of 2,354,850, 5,411,627 and 6,514,413 shares of common stock were exercisable at weighted-average exercise prices of $23.76, $27.53 and $27.62, respectively.

An analysis of options outstanding at December 31, 2008 is as follows:

				Options Exercisable
Exercise Price	Options Outstanding at December 31, 2008	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Oustanding at December 31, 2008	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price
$0.51 - 0.964	40,520	0.4	$0.94	40,485	0.4	$0.94
$1.929 - $3.03	52,392	5.8	$2.78	19,892	3.9	$2.38
$3.69 - $6.429	1,714,668	5.7	$3.85	6,168	0.6	$4.90
$6.81 - $10.39	923,876	5.0	$8.52	21,376	4.3	$8.39
$10.47 - $16.00	1,182,170	3.7	$12.80	905,742	3.3	$12.99
$16.23 - $24.42	332,816	4.3	$18.94	331,858	4.3	$18.93
$24.67 - $57	1,029,329	3.3	$36.54	1,029,329	3.3	$36.54
	5,275,771	4.5	$13.97	2,354,850	3.4	$23.76

The aggregate intrinsic values for the above outstanding and exercisable stock options were $3,592,000 and $281,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock for in-the-money options at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $123,000, $859,000 and $11,716,000, respectively. The aggregated fair value of stock options vested during 2008 and 2007 was $99,000 and $1,330,000, respectively. As of December 31, 2008, $5,719,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized over a weighted-average period of 1.4 years.

The Company granted stock options to purchase 2,038,009 shares of common stock in 2008, including options to purchase 394,509 shares of common stock from the Company’s option exchange program. The Company granted stock options to purchase 1,423,500 shares of common stock in 2007, including options to purchase 620,000 shares of common stock granted to non-executive employees at an exercise price equal to 50% of the grant date fair market value. The weighted-average grant date fair value of options granted (excluding the shares from stock option exchange program where only incremental charges were recorded) during the years ended December 31, 2008 and 2007 were $2.15 and $4.08, respectively. No options were granted in 2006. The Company valued options granted in 2008 and 2007 using the Black-Scholes method with the following valuation assumptions:

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2008		2007
	Range	Weighted-Average	Range	Weighted-Average
Expected dividend	0%-0%	0%	0%-0%	0%
Risk-free interest rate	1.7%-3.5%	2.0%	4.1%-4.4%	4.3%
Expected volatility	46%-60%	57%	43%-48%	44%
Expected life (in years)	3.6-5.1	4.3	1.75-5.17	3.5

The computation of expected volatility is based on historical volatility. Expected life is calculated based on estimated settlement patterns, assuming options will be exercised evenly after they become exercisable and before they expire. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Starting in March 2006, the Company granted restricted stock units to its employees and members of the Board of Directors under its stock option plans. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2008, $2,873,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized over a weighted-average period of 1.2 years. The Company plans to issue new common stock to settle the restricted stock units.

The following table illustrates the changes in status of the Company’s restricted stock units and restricted stock during the year ended December 31, 2008:

	Restricted Stock Units		Restricted Stock
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2006	-		-
Granted	350,461	$29.04	-
Vested	-		-
Cancelled	(22,411)	$28.82	-
Unvested at December 31, 2006	328,050	$29.05	-
Granted	595,011	$17.26	176,400	$18.06
Vested	(325,406)	$29.05	-
Cancelled	(152,169)	$17.79	(85,300)	$17.96
Unvested at December 31, 2007	445,486	$17.16	91,100	$18.15
Granted	635,953	$3.93	-
Vested	(226,590)	$16.76	-
Cancelled	(114,829)	$17.35	(91,100)	$18.15
Unvested at December 31, 2008	740,020	$5.88	-

During the year ended December 31, 2008, the Company valued awards under the Purchase Plan using the Black-Scholes method with the following valuation assumptions:

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2008	2007	2006
Expected dividend	0%	0%	0%
Risk-free interest rate	2.4%	4.7%	4.9%
Expected volatility	69%	55%	51%
Weighted-average expected life (in years)	0.8	0.83	1.25

As of December 31, 2008, $358,000 of total unrecognized compensation cost related to the Purchase Plan is expected to be amortized over a weighted-average period of 4 months.

As of December 31, 2008, the Company has reserved 11,734,054 shares of common stock for future issuance in relation to the Company’s stock option plans.

The Company recognized stock-based compensation expenses of $4,368,000, $5,717,000 and $10,296,000, respectively, during the years ended December 31, 2008, 2007 and 2006. Stock-based compensation expense recognized in the Company’s results of operations for the year ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
Costs of revenue	$227	$294	$673
Research and development	1,396	2,627	4,006
Sales, general and administrative	2,745	2,796	5,617
Total	$4,368	$5,717	$10,296

The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation expense was $1,410,000, $1,873,000 and $2,995,000 in 2008, 2007 and 2006, respectively.

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

Loans under the Credit Agreement bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As of December 31, 2008, the Company had no borrowing under the credit facility.

Due to the non-cash impairment charges and valuation allowances recorded in the fourth quarter of 2008, the Company did not meet the Consolidated Net Worth covenant related to the Facility (“Existing Default”) as of December 31, 2008. In March 2009, the Company and the Agent executed an amendment to the Facility which provided a waiver with respect to the Existing Default and lowered the Consolidated Net Worth covenant amount for future measurement dates.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

•
Symyx HPR – (i) research services, (ii) license fees and royalties associated with the Company’s patents, trade secrets and other intellectual property, including materials discovered in the Company’s research collaborations, (iii) sale of laboratory automation systems, and (iv) system support services.

In the fourth quarter of 2008, the Company completed a reorganization that combined the Symyx Research and Symyx Tool businesses into Symyx HPR.  The historical results have been adjusted to reflect this reorganization. Prior-period amounts have also been adjusted retrospectively to reflect other minor reorganizations.

The disaggregated financial information reviewed by the CODM is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Symyx Software	$94,200	$31,893	$25,495
Symyx HPR	64,845	93,179	99,405
Total	$159,045	$125,072	$124,900

The disaggregated financial information (consolidated revenue) reviewed by the CODM can be reconciled to the revenue disclosed in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31, 2008
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Software	$45,016	$-	$49,184	$94,200
Symyx HPR	29,876	25,033	9,936	64,845
Total	$74,892	$25,033	$59,120	$159,045

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2007
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Software	$16,622	$-	$15,271	$31,893
Symyx HPR	42,412	34,898	15,869	93,179
Total	$59,034	$34,898	$31,140	$125,072

	Year Ended December 31, 2006
	Service Revenue	Product Sales	License Fees, Content and Royalties	Total Revenue
Symyx Software	$10,733	$-	$14,762	$25,495
Symyx HPR	47,200	33,526	18,679	99,405
Total	$57,933	$33,526	$33,441	$124,900

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Years Ended December 31,
	2008	2007	2006
United States	$102,042	$109,741	$111,158
Asia	14,300	3,712	3,953
Europe	40,885	11,065	9,281
Rest of the World	1,818	554	508
Total	$159,045	$125,072	$124,900

The tables below show revenue and long-lived assets by location (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue generated by U.S. operations	$132,629	$114,242	$122,997
Revenue generated by foreign operations	26,416	10,830	1,903
Total revenue from unaffiliated customers	$159,045	$125,072	$124,900

Long-lived assets in U.S.	$114,373	$195,246	$82,487
Long-lived assets in foreign countries	14,076	33,207	3,902
Total long-lived assets	$128,449	$228,453	$86,389

7. Business Combinations

Acquisition of Integrity Biosolution, LLC

On August 13, 2008, the Company acquired 100% of the ownership of Integrity Biosolution, LLC (“IntegrityBio”), a privately held research service company based in Camarillo, California. By acquiring IntegrityBio, the Company expanded its research service offerings in the life sciences industry into biologic formulations, complementing its existing chemical formulations services. IntegrityBio has since been merged with and into Symyx Software, Inc. effective December 31, 2008, and its results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preliminary purchase price for IntegrityBio was $10,248,000, including $9,446,000 paid in cash to the seller, $570,000 of working capital adjustments paid to the seller and $232,000 in transaction costs, consisting of legal and other professional service fees. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as the Company’s employee continuously for 24 months from the acquisition date. Due to service requirements of this payment, the Company will record the associated liabilities as compensation expenses rather than as part of the purchase price.

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

The allocation of the preliminary purchase price of IntegrityBio was as follows (in thousands):

Amount
Fair value of net assets acquired	$1,948
Intangible assets	2,860
Goodwill	5,440
Total	$10,248

The fair value of IntegrityBio’s net assets as of the acquisition date was (in thousands):

Amount
Cash	$32
Accounts receivable	789
Plant, property and equipment	1,379
Accounts payable and other accrued liabilities	(127)
Accrued compensation	(47)
Deferred revenue	(78)
Fair value of IntegrityBio's net assets	$1,948

Identifiable intangible assets purchased in the IntegrityBio acquisition consisted of the following (in thousands, except for useful life) with a weighted average useful life of 4.9 years and no significant residual value estimated:

	Amount	Useful Life (in years)
Customer Relationships	$2,120	5
Customer Backlog	130	2
Non-competing Agreement	610	5
Total	$2,860

Goodwill from IntegrityBio has been recorded in the Symyx Research reporting unit of Symyx HPR and is expected to be deductible for income tax purposes. Subsequently in the fourth quarter of 2008, as part of the annual impairment analysis, goodwill from IntegrityBio acquisition was written-off.  Additionally, the Company reduced the carrying value of identifiable intangible assets by $1,604,000 in connection with its review of the recoverability long-lived assets.  See detail in Note 1 of the Notes to Consolidated Financial Statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma financial information is not provided because the results of operations of the acquired entity were not material to the historical results of operations of the Company.

Acquisition of MDL Group Companies

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

The adjusted total purchase price for this acquisition was $121,474,000, consisting of approximately $118,046,000 in cash ($123,000,000 cash paid, net of $4,954,000 working capital adjustments received) and $3,428,000 in transaction costs, consisting of banking, legal and other professional service fees (net of $325,000 reimbursement of transaction costs from the escrow account received in June 2008).

The adjusted purchase price allocation is as follows (in thousands):

Amount
Fair value of net liabilities assumed	$(4,594)
Accrued restructuring costs	(6,823)
In-process research and development	2,500
Intangible assets	59,000
Deferred tax liabilities	(17,710)
Goodwill	89,101
Total	$121,474

The adjusted fair values of MDL’s net liabilities as of the acquisition date were (in thousands):

Amount
Accounts receivable, net	$4,417
Prepaids and other assets	3,549
Plant, property and equipment	4,851
Accounts payable and other accrued liabilities	(2,046)
Accrued compensation	(4,961)
Deferred revenue	(10,404)
Fair value of MDL’s net liabilities	$(4,594)

8. Related Party Transactions

On July 18, 2007, Amgen Inc. ("Amgen") completed its acquisition of Ilypsa, Inc. (“Ilypsa”). The Company received approximately $41,238,000 in cash before taxes in August 2007 in exchange for an approximate 10% equity interest in Ilypsa. The Company also received $4,778,000 in cash before taxes in July 2008, representing the Company’s portion of the holdback in the original purchase transaction released by the buyer on the first anniversary of the sale. Prior to this sale, the Company accounted for its Ilypsa interest using the cost method, as the Company did not have the ability to exercise significant influence over Ilypsa’s strategic, operating, investing, and financing activities. Ilypsa licensed software and purchased products from the Company. In the years ended December 31, 2008, 2007 and 2006 the Company recorded revenue from Ilypsa of $0, $0 and $181,000, respectively.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company entered into a Collaborative Development and License Agreement in March 2005 and an Alliance Agreement in December 2005 with Intermolecular, Inc. (Intermolecular). Under these agreements, the two companies worked together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bore its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008 invested an additional $1,647,000, maintaining the Company’s 13% interest in Intermolecular. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, the Company’s chief executive officer, is a director of Intermolecular. For the years ended December 31, 2008, 2007 and 2006, the Company recognized revenue from Intermolecular of $1,418,000, $912,000 and $52,000, respectively. As of December 31, 2008, the Company recorded $32,000 of deferred revenue and a $77,000 customer deposit from Intermolecular. As of December 31, 2007, the Company recorded $84,000 of deferred revenue from Intermolecular.

In November 2006, the Company invested $400,000 in cash plus certain intellectual property with no cost basis related to sensor technology in exchange for approximately 38% of the outstanding shares of Visyx Technologies Inc. (“Visyx”). The Company had a 45% voting right in relation to its shareholding. Isy Goldwasser, the Company’s chief executive officer, is a Visyx board member. During the twelve months ended December 31, 2007 and 2006, the Company reported a $314,000 and $186,000 equity loss, respectively, based on its share of the loss reported by Visyx, in accordance with the equity method of accounting. In November 2007, Visyx sold all its assets to MeasurementSpecialties, Inc. The Company will share in future distributions, if any, subject to certain preferred stock liquidation preferences. The Company does not have any commitments to fund this entity. As of December 31, 2008, the Company had a $0 carrying value of this investment.

9. Income Taxes

The Company’s income (loss) before taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
U. S.	$(84,293)	$31,510	$15,584
Foreign	(27,496)	(2,028)	(918)
Total	$(111,789)	$29,482	$14,666

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(4,503)	$12,759	$10,685
State	121	645	1,140
Foreign	302	542	259
Total	(4,080)	13,946	12,084
Deferred:
Federal	908	(2,276)	(4,862)
State	800	472	(621)
Foreign	(2,801)	(1,444)	(219)
Total	(1,093)	(3,248)	(5,702)
Provision (benefit) for income taxes	$(5,173)	$10,698	$6,382

Tax benefits or (deficiencies) resulting from the vesting of restricted stock units, the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans were approximately ($1,091,000) in 2008, ($868,000) in 2007 and $5,045,000 in 2006. Such benefits (deficiencies) were recorded in additional paid-in capital.

The reconciliation of federal statutory income tax (on pre-tax income after consideration of equity losses) to the Company’s provision (benefit) for income taxes is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Expected provision (benefit) at federal statutory rate	$(39,126)	$10,318	$5,133
State taxes, net of federal impact	921	571	519
Research and development credits	(493)	(321)	(197)
Permanent difference related to goodwill impairment	24,761	-	-
Permanent difference related to stock-based compensation	230	366	998
Permanent difference related to acquisitions	-	875	487
Permanent difference related to tax-exempt interest	(50)	(631)	(307)
Valuation allowance for deferred tax assets	7,995	-	-
Other individually immaterial items	589	(480)	(251)
Provision (benefit) for income taxes	$(5,173)	$10,698	$6,382

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$2,534	$113
Goodwill	3,482	-
Deferred revenue	1,488	-
Capitalized research and development	349	88
Depreciation	11,069	7,655
Stock-based compensation	2,031	2,043
Warranty expense accrual	545	676
Research and development and other credits	2,102	675
Other accruals and reserves	2,927	4,337
Total deferred tax assets before valuation allowance	26,527	15,587
Less valuation allowance for deferred tax assets	(12,485)	-
Total deferred tax assets	14,042	15,587
Deferred tax liabilities:
Prepaid insurance and property tax	(452)	(536)
Deferred revenue	-	(2,791)
Intangible assets	(18,023)	(21,567)
Total deferred tax liabilities	(18,475)	(24,894)
Net deferred tax liabilities	$(4,433)	$(9,307)

Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. The Company has recorded a $12,485,000 valuation allowance (including $7,995,000 for federal deferred tax assets and $4,490,000 for state deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets at December 31, 2008. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

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

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $141,000. The net operating losses from the acquisition of Synthematix may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized. As of December 31, 2008, the Company had California net operating loss carryforwards of approximately $18,444,000, which will start to expire in 2019, if not utilized. As of December 31, 2008, the Company also had Swiss net operating loss carryforwards of approximately $6,430,000, which will start to expire in 2014, if not utilized.

As of December 31, 2008, the Company had federal and California research and development tax credit carryforwards of approximately $131,000 and $3,783,000, respectively. The state research and development credits have no expiration date. The research and development tax credits from the acquisitions of IntelliChem and Synthematix may be subject to an annual limitation of Section 383 due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Unrecognized tax benefit at January 1	$4,965	$4,273
Increase (decrease) in tax positions for prior period	(590)	287
Increase (decrease) in tax positions for current period	318	526
Settlements	-
Lapse of statute of limitations	-	(121)
Total unrecognized tax benefit at December 31	$4,693	$4,965

Included in the balance of unrecognized tax benefits at December 31, 2008, was $1,144,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and penalties as a component of the income tax provision, in the accompanying Consolidated Statement of Operations. Related to the uncertain tax benefits noted above, the Company has recognized a liability for interest and penalties of $502,000 and $201,000 as of December 31, 2008 and 2007, respectively.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is not currently under audit by any tax authorities. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2005.

The Company does not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease within the next 12 months of the reporting date.

The Company assessed the impact of uncertainties in tax positions taken by the MDL Group Companies in periods prior to the acquisition. Based upon this assessment, no FIN 48 liabilities were recorded on the opening balance sheet. By operation of tax law, the seller of the MDL Group of Companies retains the primary obligation for most pre-acquisition U.S. tax liabilities.  In addition, by the terms of the acquisition agreement, the seller of the MDL Group of Companies has agreed to indemnify the Company for any income tax liabilities related to pre-acquisition periods.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business combinations. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Because some of the intangible assets related to the Autodose acquisition were recorded in foreign currencies, the balance of these intangible assets may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company evaluated the recoverability of intangible assets and recorded an impairment charge of $2,574,000 in 2008. The current estimated weighted-average useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

		December 31, 2008
	Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$2,973	$(2,874)	$99
Trade name	3.3	1,697	(781)	916
Core/Developed technology	5.7	23,168	(12,611)	10,557
Customer relationships	7.7	40,736	(9,139)	31,597
Proprietary content	6.0	7,800	(1,625)	6,175
License agreements	3.0	4,400	(1,833)	2,567
Bargain lease	8.0	1,300	(203)	1,097
Customer backlog	2.0	66	(25)	41
Non-compete agreement	5.0	266	(47)	219
Total intangibles	6.5	$82,406	$(29,138)	$53,268

		December 31, 2007
	Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$3,130	$(2,591)	$539
Trade name	3.4	1,774	(226)	1,548
Core/Developed technology	5.7	23,463	(8,200)	15,263
Customer relationships	7.8	40,042	(3,755)	36,287
Proprietary content	6.0	7,800	(325)	7,475
License agreements	3.0	4,400	(366)	4,034
Bargain lease	8.0	1,300	(41)	1,259
Total intangibles	6.6	$81,909	$(15,504)	$66,405

In the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense for intangible assets of $13,542,000, $6,418,000 and $4,562,000, respectively. Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $11,860,000 in 2009, $10,101,000 in 2010, $8,057,000 in 2011, $7,518,000 in 2012, $6,973,000 in 2013 and $8,759,000 thereafter.

12. Financial Instruments

The Company has not entered into any derivative contracts at December 31, 2008. It maintains cash and cash equivalents in treasury-bill money market funds. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents are their fair values. The fair value for cash equivalents are based on quoted market prices.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values.

13. Restructuring Charges

In order to realign its operations to drive performance and improve operating efficiency, on December 3, 2008, the Company initiated a reorganization plan (“2008 Plan”) to combine Symyx Tools and Symyx Research to create Symyx HPR.  The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities.

The Company recorded total restructuring charges of $4,952,000 in the fourth quarter of 2008 according to FASB Statement No. 146 (“FAS 146”), consisting of $3,701,000 of severance and one-time benefits, $1,251,000 of exit costs of facilities, write-off of related fixed assets and associated legal costs. These charges have been aggregated and appear as “Restructuring Charges” in the Company’s Consolidated Statements of Operations.

The Company estimated the cost of exiting and terminating facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, the Company has estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. The ability to generate this amount of sublease income, as well as the ability to terminate lease obligations at estimated amounts, is highly dependent upon the commercial real estate market conditions in certain geographies at the time the evaluations and negotiations are performed.

The amounts we have accrued represent the Company’s best estimate of the obligations expect to be incur and could be subject to adjustment as market conditions change.

On October 2, 2007, in connection with the MDL Acquisition, the Company announced a restructuring plan (2007 Plan) to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with the former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3. The remaining balance associated with the termination of employees of the acquiring company was recorded as part of the operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2008, the Company completed the majority of the restructuring plan but estimates that, up to $683,000 may yet be incurred in legal fees and other expenses pertaining to the termination of certain former employees of MDL.

The following table illustrates the change in accrued restructuring costs during the year ended December 31, 2008 (in thousands):

	2007 Plan	2008 Plan	Total
Balance as of January 1, 2008	$2,275	$-	$2,275
New charges accrued during the period	723	4,952	5,675
Payments made during the period	(1,663)	(442)	(2,105)
Non-cash liabilities settled during the period	-	(583)	(583)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(684)	-	(684)
Balance as of December 31, 2008	$651	$3,927	$4,578

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts).

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,
Total revenue	$36,907	$40,651	$38,909	$42,578
Total Costs	10,237	10,387	10,397	13,747
Gross Profit	26,670	30,264	28,512	28,831
Operating expenses:
Research and development	20,687	19,729	18,814	16,135
Sales, general and administrative	15,233	14,288	12,375	12,693
Restructuring charges (a)	-	-	-	4,952
Impairment to goodwill, intangibles, and other long-lived assets (b)	-	-	-	90,330
Amortization of intangible assets arising from business combinations	1,477	1,479	1,476	1,471
Total operating expenses	37,397	35,496	32,665	125,581
Loss from operations	(10,727)	(5,232)	(4,153)	(96,750)
Gain from sale of equity interest in Ilypsa, Inc.	-	-	4,939	-
Interest and other income	(396)	2,792	(1,692)	(569)
Loss before income tax provision and equity loss	(11,123)	(2,440)	(906)	(97,319)
Income tax provision	4,331	915	161	(234)
Net loss	$(6,792)	$(1,525)	$(745)	$(97,553)

Basic net loss per share	$(0.20)	$(0.05)	$(0.02)	$(2.87)
Diluted net loss per share	$(0.20)	$(0.05)	$(0.02)	$(2.87)

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,
Total revenue	$24,967	$25,557	$26,053	$48,495
Total costs	4,045	5,790	5,227	13,860
Gross Profit	20,922	19,767	20,826	34,635
Operating expenses:
Research and development	15,413	14,529	14,163	22,081
Sales, general and administrative	9,617	9,488	9,537	13,293
Acquired in-process research and development	-	-	-	2,500
Amortization of intangible assets arising from business combinations	261	258	262	1,472
Total operating expenses	25,291	24,275	23,962	39,346
Loss from operations	(4,369)	(4,508)	(3,136)	(4,711)
Gain from sale of equity interest in Ilypsa, Inc.	-	-	40,826	-
Interest and other income	1,708	1,786	1,812	388
Income (loss) before income tax provision and equity loss	(2,661)	(2,722)	39,502	(4,323)
Income tax (expense) benefit	1,903	1,252	(14,833)	980
Equity in loss from investment in Visyx	(214)	-	(114)	14
Net income (loss)	$(972)	$(1,470)	$24,555	$(3,329)

Basic net income (loss) per share	$(0.03)	$(0.04)	$0.74	$(0.10)
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.73	$(0.10)

(a) See Note 13 of the Notes to Consolidated Financial Statements for detail discussion.
(b) See Note 1 of the Notes to Consolidated Financial Statements for detail discussion.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2008, such disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by the SEC rules and regulations for the implementation of Section 404 of Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Symyx’s assets;  (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles, and that Symyx’s receipts and expenditures are being made only in accordance with authorizations of Symyx’s management and Board Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Symyx’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Symyx’s management assessed the effectiveness of Symyx’s internal control over financial reporting as of December 31, 2008. In making this assessment, Symyx’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Symyx’s management believes that, as of December 31, 2008, Symyx’s internal control over financial reporting was effective based on the criteria set forth by COSO.

Symyx’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of Symyx’s internal control over financial reporting. This report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symyx Technologies, Inc.

We have audited Symyx Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symyx Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symyx Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Symyx Technologies, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 12, 2009

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Symyx’s Annual Meeting of Stockholders expected to be held in June 2009 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

Symyx has adopted a Code of Conduct and Ethics that applies to its employees, including principal executive officer, principal financial officer and controller, within the meaning of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the Code of Conduct and Ethics is available at Symyx’s website: www.symyx.com and without charge upon written request to: Corporate Secretary, 415 Oakmead Parkway, Sunnyvale, CA 94085. To the extent required by the law, amendments to, and waivers from, any provision of Symyx’s Code of Conduct and Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, Symyx intends to make such public disclosure by posting such information on Symyx’s website in accordance with SEC rules.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing in our 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance under the Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of our common stock issuable under our existing equity compensation plans.

	A		B	C	D	E
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities to Be Issued Upon Vesting of Outstanding Restricted Stock Units	Weighted Average Grant Price of Outstanding Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns A and C)

Equity Compensation Plans Approved by Stockholders (1)	4,769,282	(3)	$14.74	740,020	$5.88	5,702,146	(4)
Equity Compensation Plans Not Approved by Stockholders (2)	506,489		$6.69	-		16,117
Total	5,275,771		$13.97	740,020	$5.88	5,718,263

(1)	Consists of the 2007 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan.

(2)
Consists of 2001 Nonstatutory Plan, IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the IntelliChem acquisition and the Synthematix, Inc. 2000 Equity Compensation Plan, as amended, assumed in connection with the Synthematix acquisition. A description of these plans is available in Note 4 of the Notes to Consolidated Financial Statements.

(3)
Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,235,310 shares as of December 31, 2008. Under the 1999 Employee Stock Purchase Plan, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last United States business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the 12-month offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.  Eligible employees may defer up to 10% of their salary, but not to exceed $25,000, in any calendar year, to purchase shares under this Plan.

(4)
Consists of shares available for future issuance under our 2007 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2008, an aggregate of 1,235,310 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan and 4,466,836 shares of common stock were available for issuance under the 2007 Stock Incentive Plan. The 1999 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the Plan on the first day of each fiscal year, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 350,000 shares, or a lesser amount as determined by our Board of Directors.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the proposal with the caption “Ratification of Selection of Independent Registered Public Accounting Firm” under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007and 2006
Notes to Consolidated Financial Statements

(a) (2).  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(a) (3).  EXHIBITS

Refer to (b) below.

(b) EXHIBITS

Exhibit Number		Description of Document
*2.1	(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
#2.2	(20)	Sale Agreement by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyer
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(18)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3	(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1	(2)	Specimen Common Stock Certificate
**10.1	(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2	(2)	1996 Stock Plan and forms of agreements thereunder
**10.3	(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4	(2)	1999 Employee Stock Purchase Plan
**10.8	(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
**10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.16	(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17	(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company

**10.18	(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19	(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20	(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.21	(13)
First Amendment to Lease dated  January 19, 2007 by and between Symyx Technologies, Inc. and East Arques Sunnyvale,  LLC for the premises at 1263 East Arques Avenue, Sunnyvale, California and addenda and inserts thereto

**10.23	(17)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan
**10.26	(21)	Form of Restricted Stock Unit Award under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.27	(21)	Form of Director and Executive Officer Indemnification Agreement
10.28	(22)
Credit Agreement, dated as of September 28, 2007, by and among Symyx Technologies, Inc. as borrower, Bank of America, N.A. as administrative agent and L/C issuer, and the other lenders from time to time party thereto

**10.29	(23)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.30	(24)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan
**10.31	(25)	2007 Stock Incentive Plan, as amended
*10.32	(26)	Supplemental Agreement, by and between Symyx Technologies, Inc. and The Dow Chemical Company
**10.34	(27)	Fiscal Year 2008/2009 Base Salaries and Target Bonus Payouts for Executive Officers
**10.35	(12)	Symyx Technologies, Inc.’s Offer Letter to Rex S. Jackson Dated January 30, 2007
**10.36	(12)	Symyx Technologies, Inc.’s Offer Letter to Timothy E. Campbell Dated February 6, 2007
**10.37	(12)	Symyx Technologies, Inc.’s Offer Letter to Richard Boehner Dated March 13, 2007
**10.38	(14)	Consulting and Independent Contractor Services Agreement between Symyx Technologies, Inc. and David Hill
**10.39	(14)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan Confirmation by Dr. W. Henry Weinberg
**10.40	(14)	Symyx Technologies, Inc.’s Offer Letter to Dr. W. Henry Weinberg Dated March 6, 1996
**10.41	(14)	Symyx Technologies, Inc.’s Offer Letter to Mr. Steven D. Goldby Dated April 28, 1998
**10.42	(19)	First Amendment to the Consulting and Independent Contractor and Service Agreement and Work Orders between Symyx Technologies, Inc. and David C. Hill
*10.43	(28)
Research and License Agreement effective January 1, 2008 among Symyx Technologies, Inc.,  Symyx Tools, Inc. and Symyx Software, Inc. and ExxonMobil Research and Engineering Company and ExxonMobil Chemical Company

10.44	(28)	Amendment to Credit Agreement, dated as of March 12, 2009, among Symyx Technologies, Inc., each lender from time to time party thereto, and Bank of America, N.A. as administrative agent and L/C issuer
14	(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21	(28)	List of Subsidiaries
23.1	(28)	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (reference is made to the signature page of this report)
31.1	(28)
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(28)
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(28)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(28)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Confidential treatment has been requested for portions of these exhibits.
**    Management contracts or compensatory plans or arrangements.
#      All schedules and similar attachments to the sales agreement have been omitted. Copies of such schedules and similar attachments will be furnished supplementally to the SEC upon request.
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
(12) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(13) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007.
(14) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
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
(18) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on December 1, 2008 (SEC File No. 000-27765).
(19) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 7, 2008.
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
(25) Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).
(26) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
(27) Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 24, 2009.
(28) Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: March 13, 2009	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2009	/s/ Rex S. Jackson
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

	Signature	Title	Date

By	/s/ ISY GOLDWASSER	Chief Executive Officer and Director	March 13, 2009
	Isy Goldwasser	(Principal Executive Officer)

By	/s/ REX S. JACKSON	Executive Vice President	March 13, 2009
	Rex S. Jackson	and Chief Financial Officer
(Principal Financial Officer)

By	/s/ RICHARD J. ROSENTHAL	Senior Vice President of Finance	March 13, 2009
	Richard J. Rosenthal	(Principal Accounting Officer)

By	/s/ STEVEN D. GOLDBY	Chairman of the Board	March 13, 2009
Steven D. Goldby

By	/s/ TIMOTHY HARKNESS	Director	March 13, 2009
Timothy Harkness

By	/s/ DAVID C. HILL	Director	March 13, 2009
David C. Hill

By	/s/ CHRIS VAN INGEN	Director	March 13, 2009
Chris van Ingen

EXHIBIT INDEX

Exhibit Number		Description of Document
*2.1	(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
#2.2	(20)	Sale Agreement by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyer
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(18)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3	(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1	(2)	Specimen Common Stock Certificate
**10.1	(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2	(2)	1996 Stock Plan and forms of agreements thereunder
**10.3	(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4	(2)	1999 Employee Stock Purchase Plan
**10.8	(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
**10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.16	(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17	(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18	(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19	(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20	(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.21	(13)
First Amendment to Lease dated  January 19, 2007 by and between Symyx Technologies, Inc. and East Arques Sunnyvale,  LLC for the premises at 1263 East Arques Avenue, Sunnyvale, California and addenda and inserts thereto

**10.23	(17)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan
**10.26	(21)	Form of Restricted Stock Unit Award under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.27	(21)	Form of Director and Executive Officer Indemnification Agreement
10.28	(22)
Credit Agreement, dated as of September 28, 2007, by and among Symyx Technologies, Inc. as borrower, Bank of America, N.A. as administrative agent and L/C issuer, and the other lenders from time to time party thereto

**10.29	(23)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.30	(24)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan
**10.31	(25)	2007 Stock Incentive Plan, as amended
*10.32	(26)	Supplemental Agreement, by and between Symyx Technologies, Inc. and The Dow Chemical Company
**10.34	(27)	Fiscal Year 2008/2009 Base Salaries and Target Bonus Payouts for Executive Officers
**10.35	(12)	Symyx Technologies, Inc.’s Offer Letter to Rex S. Jackson Dated January 30, 2007
**10.36	(12)	Symyx Technologies, Inc.’s Offer Letter to Timothy E. Campbell Dated February 6, 2007

**10.37	(12)	Symyx Technologies, Inc.’s Offer Letter to Richard Boehner Dated March 13, 2007
**10.38	(14)	Consulting and Independent Contractor Services Agreement between Symyx Technologies, Inc. and David Hill
**10.39	(14)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan Confirmation by Dr. W. Henry Weinberg
**10.40	(14)	Symyx Technologies, Inc.’s Offer Letter to Dr. W. Henry Weinberg Dated March 6, 1996
**10.41	(14)	Symyx Technologies, Inc.’s Offer Letter to Mr. Steven D. Goldby Dated April 28, 1998
**10.42	(19)	First Amendment to the Consulting and Independent Contractor and Service Agreement and Work Orders between Symyx Technologies, Inc. and David C. Hill
*10.43	(28)
Research and License Agreement effective January 1, 2008 among Symyx Technologies, Inc.,  Symyx Tools, Inc. and Symyx Software, Inc. and ExxonMobil Research and Engineering Company and ExxonMobil Chemical Company

10.44	(28)	Amendment to Credit Agreement, dated as of March 12, 2009, among Symyx Technologies, Inc., each lender from time to time party thereto, and Bank of America, N.A. as administrative agent and L/C issuer
14	(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21	(28)	List of Subsidiaries
23.1	(28)	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (reference is made to the signature page of this report)
31.1	(28)
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(28)
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(28)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(28)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Confidential treatment has been requested for portions of these exhibits.
**     Management contracts or compensatory plans or arrangements.
#       All schedules and similar attachments to the sales agreement have been omitted. Copies of such schedules and similar attachments will be furnished supplementally to the SEC upon request.
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
(12) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(13) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007.
(14) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
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
(18) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on December 1, 2008 (SEC File No. 000-27765).
(19) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 7, 2008.
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
(25) Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).
(26) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
(27) Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 24, 2009.
(28) Filed here within.