Form 10-Q
period 2009-03-31
SYMYX TECHNOLOGIES INC
filed 2009-05-08
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  ☐Yes ☒ No

As of April 30, 2009, Registrant had outstanding 34,076,919 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue:
Service	$16,700	$18,515
Product	2,719	4,568
License fees, content and royalties	13,975	13,824
Total revenue	33,394	36,907

Costs:
Cost of service	6,513	4,666
Cost of products	1,163	2,187
Cost of license fees, content and royalties	1,281	1,603
Amortization of intangible assets arising from business combinations	1,787	1,781
Total costs	10,744	10,237

Gross profit	22,650	26,670

Operating expenses:
Research and development	13,566	20,687
Sales, general and administrative	11,097	15,233
Restructuring charges	208	-
Amortization of intangible assets arising from business combinations	1,445	1,477
Total operating expenses	26,316	37,397

Loss from operations	(3,666)	(10,727)
Interest and other income (expense), net	(1,047)	(396)
Loss before income tax benefits	(4,713)	(11,123)
Income tax benefits	1,606	4,331
Net loss	$(3,107)	$(6,792)

Basic and diluted net loss per share	$(0.09)	$(0.20)

Shares used in computing basic and diluted net loss per share	34,044	33,542

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,849	$66,415
Accounts receivable, net	9,959	11,993
Inventories	3,861	3,308
Deferred tax assets, current	1,828	1,449
Income tax receivable	4,727	6,549
Other current assets	7,993	6,351
Total current assets	110,217	96,065

Property, plant and equipment, net	18,343	18,447
Goodwill	39,179	39,979
Intangible assets, net	49,898	53,268
Long-term investments	15,147	15,147
Other assets	1,620	1,608
Total assets	$234,404	$224,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,544	$3,056
Other accrued liabilities	8,905	9,947
Accrued compensation and employee benefits	7,027	9,377
Accrued royalty	2,664	3,628
Income taxes payable	638	567
Accrued restructuring costs	1,409	4,578
Deferred revenue	46,272	23,519
Total current liabilities	68,459	54,672

Long-term payable	4,722	4,457
Long-term deferred revenue	7,501	7,421
Noncurrent deferred tax liabilities	4,933	5,881
Total noncurrent liabilities	17,156	17,759

Commitments and contingencies (Note 1)

Stockholders' equity:
Common stock, $0.001 par value, 60,000 shares authorized and 34,077 and 34,015 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	34	34
Additional paid-in capital	208,112	207,690
Accumulated other comprehensive gain	1,997	2,606
Accumulated deficits	(61,354)	(58,247)
Total stockholders' equity	148,789	152,083
Total liabilities and stockholders’ equity	$234,404	$224,514

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(3,107)	$(6,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,336	3,051
Amortization of intangible assets arising from business combinations	3,232	3,258
Stock-based compensation	880	1,144
Deferred income taxes	(1,367)	(2,151)
Tax (deficiency) from employee stock transactions	(385)	(870)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable, net	2,016	7,380
Inventories	(594)	(14)
Other current assets	(1,765)	(363)
Other long-term assets	(51)	142
Accounts payable	(1,505)	1,244
Other accrued liabilities	(765)	568
Accrued compensation and employee benefits	(2,269)	(2,534)
Accrued royalties	(642)	(1,079)
Income taxes receivable and payable	1,878	(2,114)
Accrued restructuring charges	(3,169)	(1,359)
Deferred revenue	23,176	21,800
Long-term payable	265	-
Net cash provided by operating activities	17,164	21,311

Investing activities
Purchase of property, plant and equipment, net	(1,205)	(1,027)
Proceeds from maturities of marketable securities	-	8,400

Receivable from the seller of an acquired business and costs related to business acquisition	-	4,484
Net cash provided by (used in) investing activities	(1,205)	11,857

Financing activities
Proceeds from issuance of common stock	27	3
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(100)	(479)
Net cash used in financing activities	(73)	(476)

Effect of foreign exchange rate changes on cash and cash equivalents	(452)	1,493
Net increase in cash and cash equivalents	15,434	34,185
Cash and cash equivalents at beginning of year	66,415	37,077
Cash and cash equivalents at end of year	$81,849	$71,262

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

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of March 31, 2009, the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, respectively, and the unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008, respectively, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at March 31, 2009 and the results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated balance sheet at December 31, 2008 was derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP for complete financial statements.

Because all of the disclosures required by GAAP in complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2009.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Symyx accounts for equity investments in companies over which Symyx has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method.  Accordingly, Symyx records its proportionate share of income or losses in the unaudited condensed consolidated statements of operations. Symyx has eliminated all significant intercompany accounts and transactions.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of March 31, 2009, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these unaudited condensed consolidated financial statements.

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement the Company entered into with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 6,500,000 Swiss Franc (equivalent to $5,657,000 using the foreign currency exchange rate in effect on March 31, 2009) upon achievement of the 2009 revenue target with respect to the Company’s Autodose product line. The Company evaluates the likelihood of achieving this target from time to time. If the 2009 revenue target is met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of March 31, 2009.

In August 2008, the Company acquired 100% of the ownership of Integrity Biosolution, LLC (“IntegrityBio”), a privately held research service company based in Camarillo, California. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of the Company or its affiliates continuously for 24 months from the acquisition date. The Company has determined it is probable the amounts will be earned and paid and has recorded $555,000 related to this payable to the founder as of March 31, 2009. The Company also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement, for which the Company cannot yet estimate the total liability.

Revenue Concentration

For the three months ended March 31, 2009 and 2008, the following customers contributed more than 10% of the Company’s total revenue (dollars in thousands):

	Three Months Ended March 31,
	2009	As % of Total Revenue	2008	As % of Total Revenue
ExxonMobil	$3,414	10%	$7,709	21%
Dow	5,481	17%	5,834	16%
Total	$8,895	27%	$13,543	37%

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The revenue from these customers has been included in the following reportable segments (see Note 6) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Symyx Software	$2,027	$2,211
Symyx HPR	6,868	11,332
Total	$8,895	$13,543

The revenue from these customers has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service	$4,000	$7,153
Product	858	1,102
License fees, content and royalties	4,037	5,288
Total	$8,895	$13,543

Inventories

Raw material inventories consist of purchased parts. Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx tools in the process of being built. Finished goods inventory consists of customized systems that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw Materials	$-	$20
Work-in-process	3,756	3,288
Finished goods	105	-
Total	$3,861	$3,308

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

Changes in the Company’s accrued product warranty during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009	2008
Balance as of January 1	$1,406	$1,728
New warranties issued during the period	109	257
Costs incurred during the period on specific systems	(195)	(184)
Changes in liability for pre-existing warranties during the period, including expirations	(294)	(130)
Balance as of March 31	$1,026	$1,671

Goodwill and Intangible Assets

The Company’s goodwill at March 31, 2009 and December 31, 2008 is reported as follows (in thousands):

	March 31, 2009	December 31, 2008
Symyx Software	$38,749	$39,539
Symyx HPR	430	440
Total	$39,179	$39,979

The Company’s goodwill balance decreased $800,000 during the three months ended March 31, 2009, primarily due to the effect of foreign currency exchange rate fluctuation on the goodwill recorded by the Company’s subsidiaries in foreign currencies.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the impairment analysis conducted in the fourth quarter of 2008, the Company recorded impairment charges of $76,489,000 to goodwill, $2,574,000 to intangible assets and $11,267,000 to property, plant and equipment.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company assesses its allowance for doubtful accounts based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, the Company records a specific allowance against amounts due and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience. For the three months ended March 31, 2009 and 2008, the Company’s allowance for doubtful accounts changed as follows (in thousands):

	2009	2008
Balance as of January 1	$356	$53
New allowance accrued		336
Adjustments written-off and other adjustments	(20)	-
Balance as of March 31	$336	$389

Deferred Costs

The Company entered into some software service arrangements under which all revenue is deferred until certain specified functionality is delivered. In these cases, the direct variable expenses, not exceeding the expected revenue, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of March 31, 2009, the Company deferred approximately $311,000 of direct variable expenses related to software service arrangements where the revenue is deferred until future periods.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. The fair value of the Company’s cash equivalents were $62,055,000 and $51,999,000 at March 31, 2009 and December 31, 2008, respectively, based on Level 1 inputs.  Effective January 1, 2009, the Company adopted the provisions under SFAS No. 157 for valuation of nonfinancial assets and nonfinancial liabilities. The adoption of such provisions did not impact the Company’s financial position, results of operations or cash flows.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of New Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

•
FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.

•
FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2,” “FAS 124-2,” and “EITF 99-20-2”).  FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.

2.      Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. Accordingly, no shares were purchased during the three months ended March 31, 2009 or 2008. As of March 31, 2009, there were 1,235,310 shares of common stock available for future purchase under the ESPP. Subsequently on May 4, 2009, the Company’s Board of Directors approved an amendment and restatement of the ESPP to eliminate the “evergreen” increase of the shares reserved pursuant to Section 13(a) of the ESPP, effective after the January 1, 2009 increase in such reserved share pool; and second, to provide that the ESPP shall have an indefinite term. This amendment and restatement of the ESPP is not subject to shareholder approval. On May 6, 2009, the Company filed a registration statement on Form S-8 to register additional 1,005,793 shares of common stock available for future purchase under the ESPP pursuant to the “evergreen” increase for 2007, 2008 and 2009.

The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units, and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the Company’s Board of Directors. During the three months ended March 31, 2009 and 2008, the Company granted options to purchase 30,000 and 57,500 shares of common stock, respectively, under its stock option plans. As of March 31, 2009, 4,864,714 shares were available for issuance under the Company’s various stock option plans.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company valued options granted in the three months ended March 31, 2009 and 2008 using the Black-Scholes method with the following valuation assumptions:

	Three Months Ended March 31,
	2009		2008
	Range	Weighted-Average	Range	Weighted-Average
Expected dividend	0%-0%	0%	0% - 0%	0%
Risk-free interest rate	1.7%-1.7%	1.7%	3.5% - 3.5%	3.5%
Expected volatility	61%-61%	61%	46% - 47%	47%
Expected life (in years)	4.3-4.3	4.3	4.1 – 5.1	4.7

During the three months ended March 31, 2009 and 2008, the Company granted restricted stock units of 4,000 shares and 3,000 shares, respectively. The fair value of each share of restricted stock units equaled to the close stock price of the Company’s common stock on the grant date.

The Company recognized stock-based compensation expense related to all of its share-based awards of $880,000 and $1,144,000 during the three months ended March 31, 2009 and 2008, respectively, in the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Costs of revenue	$148	$60
Research and development	14	370
Sales, general and administrative	718	714
Total	$880	$1,144

3.      Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The computation of the weighted-average number of shares outstanding for the three months ended March 31, 2009 and 2008 was (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted-average shares of common stock outstanding	34,044	33,615
Less: weighted-average restricted stock	-	(73)
Weighted-average shares used in computing basic and diluted net loss per share	34,044	33,542

The following shares were excluded from the calculation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008, respectively, because all were anti-dilutive due to the net loss for the respective periods (in thousands):

	As of March 31,
	2009	2008
Options	4,887	6,716
Restricted stock units	662	160
Total anti-dilutive shares	5,549	6,876

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      Related Party Transactions

The Company entered into a Collaborative Development and License Agreement in March 2005 and an Alliance Agreement in December 2005 with Intermolecular, Inc. (Intermolecular). Under these agreements, the two companies worked together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bore its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008 invested an additional $1,647,000, maintaining the Company’s 13% interest in Intermolecular. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, the Company’s chief executive officer, is a director of Intermolecular. For the three months ended March 31, 2009 and 2008, the Company recognized royalty revenue from Intermolecular of $83,000 and $52,000, respectively. As of March 31, 2009 and December 31, 2008, the Company recorded $32,000 of deferred revenue and a $77,000 customer deposit from Intermolecular.

5.      Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(3,107)	$(6,792)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of tax	-	(1)
Foreign currency translation adjustment	(610)	4,077
Other comprehensive income (loss)	(610)	4,076
Comprehensive loss	$(3,717)	$(2,716)

6.      Segment Disclosure

SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) when deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM, who allocates resources to and assesses the performance of each business unit using information about the business unit’s revenue and operating income (loss). The Company’s CODM generally does not review the Company’s assets by business segment.

Revenue is defined as revenue from external customers and is disaggregated into:

•
Symyx Software – (i) license of electronic laboratory notebook, lab execution and experiment analysis, logistics and decision support software, and subscriptions to scientific content, and (ii) provision of associated support, maintenance and consulting services.

•
Symyx High Productivity Research ("HPR") – (i) research services, (ii) license fees and royalties associated with the Company’s patents, trade secrets and other intellectual property, including materials discovered in the Company’s research collaborations, (iii) sale of laboratory automation systems and supporting consumables, and (iv) system support services.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The disaggregated financial information reviewed by the CODM in 2009 and 2008 is listed in the table below. The Company has research and development, manufacturing, sales and marketing, and general and administrative groups. Expenses for these groups are generally allocated to the business units. Certain corporate-level operating expenses and charges were not allocated to each business unit and were included in the “other” category. These expenses and charges include, but not limited to:

•	Acquisition-related costs, including in-progress research and development, amortization and any impairment of acquisition-related intangibles and goodwill;
•	Amounts included within restructuring and asset impairment charges; and
•	Results of operations of venture businesses supporting the Company’s initiatives.

	Three Months Ended March 31,
	2009	2008
Revenue:
Symyx Software
Service	$10,708	$9,502
License fees, content and royalties	11,042	10,522
Total Symyx Software revenue	$21,750	$20,024

Symyx HPR
Service	$5,992	$9,013
Product	2,719	4,568
License fees, content and royalties	2,933	3,302
Total Symyx HPR revenue	$11,644	$16,883

Total revenue	$33,394	$36,907

Operating income (loss):
Symyx Software	$1,926	*
Symyx HPR	(2,125)	*
Other	(3,467)	*
Total operating loss	$(3,666)	$(10,727)

* The Company did not implement a reporting system prior to 2009 to segregate operating expenses by business segment. It is impracticable to restate prior periods to be consistent with current period presentation.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers based on the ship-to address (in thousands).

	Three Months Ended March 31,
	2009	2008
United States	$21,613	$22,392
Europe	7,840	11,760
Asia	3,724	2,305
Rest of the World	217	450
Total	$33,394	$36,907

7.      Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. In the three months ended March 31, 2009 and 2008, the Company recorded amortization expenses of intangible assets of $3,259,000 and $3,331,000, respectively. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2009	$8,554
2010	10,055
2011	8,039
2012	7,504
2013	6,987
Thereafter	8,759
Total	$49,898

8.      Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax benefit rate is as follows:

	Three Months Ended March 31,
	2009	2008
Expected benefit at federal statutory rate	35%	35%
State taxes, net of federal impact	-1%	7%
Research and development credits	5%	0%
Permanent difference related to stock-based compensation	-4%	-2%
Other individually immaterial items	-1%	-1%
Effective income tax benefit rate	34%	39%

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

 As of March 31, 2009, the Company had no outstanding borrowings under the Facility and was in compliance with all financial covenants related to the Facility.

10.      Restructuring Charges

In order to realign its operations to drive performance and improve operating efficiency, on December 3, 2008, the Company initiated a reorganization plan (“2008 Plan”) to combine Symyx Tools and Symyx Research to create Symyx HPR. The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities. The Company recorded total restructuring charges of $5,160,000, according to FASB Statement No. 146 (“FAS 146”), consisting of severance and one-time benefits of approximately $3,897,000, exit costs of facilities of approximately $526,000, write-off of related fixed assets of approximately $583,000, and associated legal costs of approximately $154,000.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 1, 2007, the Company acquired MDL Information Systems, Inc. (“MDL”), a company providing technical R&D software solutions to more than 1,000 life sciences companies. On October 2, 2007, in connection with the acquisition of MDL, the Company announced a restructuring plan (“2007 Plan”) to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with the former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3. The remaining balance associated with the termination of employees of the acquiring company was recorded as part of the operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of March 31, 2009, the Company completed the majority of the restructuring plan but estimates that up to $641,000 may yet be incurred pertaining to the termination of certain former employees of MDL.

 The following table illustrates the change in accrued restructuring costs during the three months ended March 31, 2009 (in thousands):

	2007 Plan	2008 Plan	Total
Balance as of January 1, 2009	$651	$3,927	$4,578
New charges accrued during the period	-	407	407
Payments made during the period	(10)	(3,366)	(3,376)
Adjustments to liabilities during the period, including foreign currency exchange rate effect		(200)	(200)
Balance as of March 31, 2009	$641	$786	$1,409

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (”Report”), including the "Management’s Discussion and Analysis of Financial Condition and Results of Operation," contains forward-looking statements that involve risks and uncertainties, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "plan," "intend," "goal," "anticipate," "should," "planned," "estimated," "potential," and "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements whenever they appear in this Report. Forward-looking statements include, without limitation, statements regarding: our intentions, beliefs and expectations regarding our future financial performance and operating results; anticipated trends in our business; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months; and our expectations regarding our customers.

Among the factors that could cause actual results to differ materially are the factors detailed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009 (SEC File No. 000-27765), which readers should review.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report and the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

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

Symyx Software provides a suite of scientific software, content and technology to support R&D information lifecycle management across the enterprise, improving scientists’ ability to search, develop, manage, manipulate and store research data and to manage intellectual property. Symyx Software is the larger of our business units, accounting for 65% of our first quarter 2009 revenue.

Symyx HPR provides various ways for customers to access our proprietary high-throughput technologies for parallel (versus serial) experimentation, enabling greater speed and breadth of research. Symyx HPR develops and applies high-throughput technologies that empower customers to engage in faster, broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel, or array-based testing. Our customers can bring some of the capabilities of our laboratories into their own organizations by purchasing our tools to integrate and automate laboratory experimentation to increase research productivity. Customers can also leverage our expertise and infrastructure through the purchase of research services, with programs that range from directed research to strategic collaborative relationships. The reorganization of services, along with the combination of tools and research into HPR are intended to leverage the expertise and experience of our technical staff and sales team, and provide new revenue opportunities to replace the expected continued decline in research-related revenue.

Through software licensing, automated workflow sales and research services, we provide customers multiple ways to begin working with us. Our goal is to leverage and integrate all of our offerings so that, over time, our customers can easily access our entire technology platform to improve their R&D productivity and reduce program risk.

Highlights for the quarter ended March 31, 2009 include:

•
At $33.4 million, revenue for the quarter was down approximately 10% compared to the first quarter of 2008.  Symyx Software increased 9%, but this gain was offset by the decline in Symyx HPR revenue resulting from the expiration of our primary agreement with ExxonMobil in May 2008 and lower revenue for Symyx tools.

•	We exited the quarter with $81.8 million in cash and cash equivalents.

•
Our net loss per share for the quarter was $0.09, compared with net loss per share of $0.20 in the first quarter of 2008. Despite lower revenue in the current quarter, we narrowed our loss by significantly reducing our operating expenses. These reductions were primarily driven by our December 2008 restructuring efforts, lower depreciation due to certain one-time charges we took in the fourth quarter of 2008 and generally lower capital expenditures, and expense management in the current quarter.

•
We made significant progress against our technology roadmap. We released Symyx Notebook 6.1 in January 2009, enabling scientist to capture query and report on methods and data specifically encountered by analytical chemists and biologists; and we released Symyx Notebook 6.2 in March 2009, enabling scientists from different departments to collaborate effectively using a single, flexible enterprise ELN platform.

Due to the expiration of our primary contract with ExxonMobil in May 2008, we expect our research services revenues in the second quarter of 2009 to be significantly below our research revenues in the second quarter of 2008, and therefore for our total second quarter 2009 revenue to be below our results in the same quarter of last year.  Further, the current macroeconomic environment has caused our customers to delay, and in some cases cancel, major expenditures with us, including purchases of tools, investments in software consulting services, and significant research services engagements. Though we continue to develop and progress our pipeline of new sales opportunities, we cannot predict with certainty if and when these opportunities will convert to bookings or revenue.

We recognized stock-based compensation expense of $880,000 and $1.1 million, respectively, during the three months ended March 31, 2009 and 2008, impacting our results of operations for the respective periods as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Costs of revenue	$148	$60
Research and development	14	370
Sales, general and administrative	718	714
Total	$880	$1,144

Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (GAAP). Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the assumptions used in determining the implied fair value of goodwill, the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivables, reserve for excess or obsolete inventory, future warranty expenditures, assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns and the fair value of acquired intangible assets. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following additional critical accounting policy regarding deferred costs.

Deferred Costs

We entered into some software service arrangements under which all the revenue is deferred until certain specified functionality is delivered In these cases, the direct variable expenses, not exceeding the expected revenue, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of March 31, 2009, we deferred approximately $311,000 of direct variable expenses related to software service arrangements where the revenue is deferred until future periods.

Results of Operations

Revenue

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands, except percentages)
Service	$16,700	$18,515	$(1,815)	(10%)
Product	2,719	4,568	(1,849)	(40%)
License fees, content and royalties	13,975	13,824	151	1%
Total revenue	$33,394	$36,907	$(3,513)	(10%)

The decrease in service revenue for the three months ended March 31, 2009 was primarily due to reduced research service revenue from ExxonMobil, partially offset by the additional software maintenance and license revenue generated by Symyx Software. Product sales for the quarter ended March 31, 2009 decreased compared with the same quarter last year due to lower shipments of Symyx tools systems. License fees, content and royalties increased slightly in the quarter ended March 31, 2009 compared to the same quarter last year due to additional software license fees and content subscription revenue.

ExxonMobil and The Dow Chemical Company (Dow) accounted for $3.4 million and $5.5 million of total revenue, respectively, for the three months ended March 31, 2009, and for $7.7 million and $5.8 million of total revenue, respectively, for the same period in 2008. With the MDL acquisition in October 2007, we have decreased the concentration of our revenue as it becomes distributed across a larger base of customers. We believe Dow will continue to be a major contributor to our 2009 revenue, but expect Symyx HPR revenue to be lower in 2009 as a result of the expiration of our main alliance agreement with ExxonMobil on May 31, 2008.

The revenue, and corresponding percent of revenue by each revenue component, from ExxonMobil and Dow, collectively, are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2009		2008
Service	$4,000	24%	$7,153	39%
Product sales	858	32%	1,102	24%
License fees, content and royalties	4,037	29%	5,288	38%
Total	$8,895	27%	$13,543	37%

Revenue by Segment

We segregate revenue into the following business units (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands, except percentages)
Symyx Software	$21,750	$20,024	$1,726	9%
Symyx HPR	11,644	16,883	(5,239)	(31%)
Total	$33,394	$36,907	$(3,513)	(10%)

Symyx Software generates revenue primarily from the licensing of software, including the Isentris platform and our lab execution and analysis software (“LEA”) and Electronic Laboratory Notebook (“ELN”) products, content subscriptions, and providing associated support, maintenance and consulting services. Symyx Software revenue increased slightly from 2008 to 2009 driven by higher maintenance revenue and slightly higher license revenue, which offset lower consulting services revenue in the current quarter.

Symyx HPR generates revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and intellectual property. The decrease in Symyx HPR revenue in 2009 from 2008 resulted largely from the decrease of service revenue from ExxonMobil by $3.7 million.  The balance of the decline was due to lower tools sales in the first quarter of 2009.

Costs of Revenue

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands, except percentages)
Costs of revenue:
Cost of service	$6,513	$4,666	$1,847	40%
Cost of products	1,163	2,187	(1,024)	-47%
Cost of license fees, content and royalties	1,281	1,603	(322)	-20%
Amortization of intangible assets arising from business combinations	1,787	1,781	6	*
Total costs of revenue	$10,744	$10,237	$507	5%
* Less than 1%

Total costs of revenue represented 32% and 28%, respectively, of total revenue for the three months ended March 31, 2009 and 2008. The increase in costs of revenue as a percentage of total revenue was the result of incremental expenses from our new HPR formulations business from our IntegrityBio acquisition which, as a service business, has lower margins than our other business lines.  Also, as we expand our research services activities, personnel expenses currently in our R&D line will be increasingly included in cost of revenue.  Accordingly, over time, our gross margin percentage may decline, but we would expect a corresponding decrease in our research and development expenses.

Cost of service includes certain operating expenses related to software consulting and software and hardware maintenance and costs associated with research services for life science and chemical and energy industries. Cost of service increased 40% in the first quarter of 2009 over the same period in 2008 primarily due to the incremental costs from the acquisition of IntegrityBio in August 2008.

The decrease of cost of product sold in the first quarter of 2009 compared to the same period of 2008 was proportional to the decrease in product sales in the comparative periods.

Operating Expenses

	Three Months Ended March 31,
	2009			2008
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$13,566	41%	(34%)	$20,687	56%
Sales, general and administrative	11,097	33%	(27%)	15,233	41%
Restructuring charges	208	1%	na	-	0%
Amortization of intangible assets arising from business combinations	1,445	4%	(2%)	1,477	4%
Total operating expenses	$26,316	79%	(30%)	$37,397	101%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

Total R&D expenses for the three months ended March 31, 2009 decreased 34% from the same period in 2008 due primarily to the significant workforce reduction we implemented in December 2008, and to lower depreciation expenses following the write-down of fixed asset values in the fourth quarter of 2008.

R&D expenses represented 41% and 56% of total revenue in the three months ended March 31, 2009 and 2008, respectively. As discussed under the “Costs of Revenue” caption above, an increasing amount of personnel and other associated expenses related to research services provided to life science and chemical and energy industries have been recorded as cost of service, contributing partially to the decrease in R&D expenses in dollars and as a percentage of revenue.

The innovations and advances generated by our research laboratories support our Symyx HPR and Symyx Software operations, and generate intellectual property and discovered materials. We believe our market opportunity is significant and that continued investment across our business segments is necessary for long-term success. Accordingly, we expect to continue to devote significant resources to R&D.

Research and development includes those activities performed on behalf of some of our alliance partners including Dow and ExxonMobil. As we do not track fully burdened R&D costs or capital expenditures by project, these amounts are not included in costs of service. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended March 31,
	2009	2008
Customer-sponsored projects	32%	41%
Internally-funded projects	68%	59%
Total	100%	100%

The significant shift in percentage terms from 2008 to 2009 reflects the fact that our workforce reduction in the fourth quarter of 2008 was focused primarily on our HPR business and on our general and administrative functions.  With respect to the former, the reduction disproportionately impacted personnel focused on customer projects as opposed to those engaged in internal development (e.g., development activities for Symyx Software), thus shifting percentages as shown above.

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as outside legal and accounting fees. SG&A expenses for the three months ended March 31, 2009 decreased 27% from $15.2 million for the same period in 2008, and represented 33% and 41% of total revenue for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to the restructuring and cost control efforts we commenced in December 2008, expense management in the current quarter, lower depreciation due to fixed asset write downs in the fourth quarter of 2008, and the fact that SG&A expenses for the first quarter of 2008 were incrementally higher due to certain one-time transition costs following the MDL acquisition. We expect our SG&A expenses for the remainder of 2009 will continue to be lower than that of the same period of 2008.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended March 31, 2009 consisted primarily of $993,000 net loss from foreign currency exchange. Interest and other income (expense), net, for the three months ended March 31, 2008 consisted of $226,000 net interest income and $622,000 net loss from foreign currency exchange.

Income Tax Benefits

We recorded income tax benefits of $1.6 million and $4.3 million, respectively, for the three months ended March 31, 2009 and 2008. The effective income tax benefit rate was 34% and 39% for the three-month periods ended March 31, 2009 and 2008, respectively. The effective income tax benefit rate in the three-month period ended March 31, 2009 was lower due to the additional valuation allowance we recorded against certain state deferred tax assets generated in 2009. The valuation allowance reflects that portion of deferred tax assets which management believes will not be realized on a more likely than not basis. If the actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may be adjusted, which could materially impact our financial position and results of operations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are not currently under audit by any tax authorities.  Because we used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax years starting from 2005 for federal and California tax purposes.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. The fair value of our cash equivalents were $62,055,000 and $51,999,000 at March 31, 2009 and December 31, 2008, respectively, based on Level 1 inputs.  Effective January 1, 2009, we adopted the provisions under SFAS No. 157 for valuation of nonfinancial assets and nonfinancial liabilities. The adoption of such provisions did not impact our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

●
FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.

●
FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

●
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2,” “FAS 124-2,” and “EITF 99-20-2”).  FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At March 31, 2009, we had cash and cash equivalents of approximately $81.8 million, an increase of $15.4 million from December 31, 2008. The significant increase in the current period was primarily due to timely collections against annual renewals of recurring maintenance and content revenue streams in our Symyx Software business, more than half of which occur in the first calendar quarter, and to collections against Symyx tools sales (which are typically seasonally highest in the fourth quarter). Given these factors, we expect our cash balance will typically be highest in the first quarter of each year.

Our operating activities provided $17.2 million and $21.3 million of cash during the three months ended March 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities in the first quarter of 2009 compared with the same period of 2008 was due to (a) tools sales in the fourth quarter of 2008 being lower than in the fourth quarter of 2007, resulting in lower collections in the first quarter of 2009 than in the first quarter of 2008; and (b) cash payments made for restructuring costs in the first quarter of 2009 associated with the restructuring plan commenced in December 2008.

Net cash used in investing activities during the three months ended March 31, 2009 was $1.2 million for purchases of property and equipment. Net cash provided by investing activities during the three months ended March 31, 2008 was $11.9 million, primarily due to the fact that proceeds from the maturities of marketable securities during the quarter had been invested in securities that were considered cash equivalents as well as the receipt of a $5.0 million working capital adjustments from the seller of MDL, partially offset by additional payments of transaction costs associated with this acquisition.

Net cash used in financing activities during the three months ended March 31, 2009 and 2008 was $73,000 and $476,000, respectively, primarily due to the payment of employee withholding taxes in lieu of issuing common stock upon the vesting of restricted stock units.

Current liabilities as of March 31, 2009 increased by $13.8 million compared to December 31, 2008 primarily due to the increase in deferred revenue, reflecting the seasonally highest first quarter renewals of maintenance and content subscriptions in our Symyx Software business.

On September 28, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for Symyx (the “Facility”), secured by substantially all of our assets excluding intellectual property. In March 2009, we entered into an amendment to the Facility with the Agent which lowered the Consolidated Net Worth covenant amount for future measurement dates. As of March 31, 2009, we were in compliance with the amended covenants and had no borrowing under the Facility.

We believe our current cash, cash equivalents and marketable securities, the Facility, and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next twelve months. Nonetheless, we may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot provide assurance that additional funding, if sought, will be available or be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants which may restrict our business. Collaborative arrangements and licensing may require us to relinquish our rights to some of our technologies or products. Our failure to raise capital when needed, or on terms favorable to us, may harm our business and operating results.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of March 31, 2009, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions. We are not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced or the claim is made.

Contingencies

In July 2006, we acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 6,500,000 Swiss Franc (equivalent to $5,657,000 using the foreign currency exchange rate in effect on March 31, 2009) upon achievement of the 2009 revenue target with respect to the Company’s Autodose product line. We do not expect to pay additional consideration with respect to 2009 sales.  However, we will continue to evaluate the likelihood of achieving this target from time to time. If the 2009 revenue target is met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of March 31, 2009. We do not expect to pay additional consideration with respect to 2009 revenue target.

In August 2008, we acquired 100% of the ownership of Integrity Biosolution, LLC (“IntegrityBio”), a privately held research service company based in Camarillo, California. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of Symyx or its affiliates continuously for 24 months from the acquisition date. We have determined it is probable the amounts will be earned and paid and has recorded $555,000 related to this payable to the founder as of March 31, 2009. We also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement, for which we cannot yet estimate the total liability.

Off Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2009. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended March 31, 2009 were as follows:

•
We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party bears its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, we have an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. Furthermore, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008 invested an additional $1,647,000, maintaining our 13% interest in Intermolecular. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, our chief executive officer, is a director of Intermolecular. During the three months ended March 31, 2009, we recorded $83,000 in royalty revenue from Intermolecular.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2009, there were no material changes to the market risk disclosures reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating Symyx’s business, you should carefully consider the risks described below, as well as other information contained in this Report.  If any of those risks actually occurs, our business, financial condition and operating results could be harmed.  The risks and uncertainties listed are not the only risks and uncertainties facing Symyx.  Additional risks and uncertainties Symyx has not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations. The risks described below have not changed materially from the risks described in Symyx’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have depended on a relatively small number of key customers for a large portion of our revenues, in particular with respect to our HPR business unit, and expect Dow, Exxonmobil and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. For example, our revenue from ExxonMobil and Dow declined from $71.8 million in 2007 to $53.2 million in 2008, primarily due to the expiration of our alliance agreement with ExxonMobil in May 2008.  We expect aggregate revenue from these historically two largest customers to be substantially lower in 2009 compared to 2008, and to decline further in 2010 as our primary research agreement with Dow expires in December 2009. We have launched research services for the chemical, energy and life science industries, and are seeking to form partnerships or new ventures in these areas intended to address this decline, but can provide no assurances these initiatives will be successful. If we are not able to replace these anticipated decreases in fiscal 2009-2010 with new revenue, our business, operating results and financial condition will be materially and adversely affected.

We are exposed to general global economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. A global economic slowdown, such as that resulting from the current disruption in domestic and international credit and financial markets which contributed to a 42% decline in the Nasdaq Composite Index between January 2, 2008 and December 31, 2008, or a particular slowdown in the life science and/or chemical industries resulting in decreased sales of our products and services, may materially adversely impact our business, operating results and financial condition.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  In particular, third and fourth quarter revenue is often heavily dependent on closing sales for a few high-value tools to specific customers. The timing or occurrence of these sales is difficult to predict. Quarterly fluctuations also result from our customers’ budgetary cycles, as our customers typically expend their remaining capital budgets for the year in the fourth quarter. As a result, the fourth quarter historically has been our strongest quarter. These fluctuations could cause our stock price to fluctuate significantly or decline, as was the case when we reported revised projections for the balance of fiscal 2008 in October 2008. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions;
•	expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;
•	the size and timing of customer orders for, shipments of, and payments related to Symyx tools;
•	the concentration of Symyx tools sales in the second half of the year, with the majority of those sales occurring in the fourth quarter;
•	the sale of integrated workflows including software and tools that may cause our tools revenue to be recognized ratably over future periods under our revenue recognition policy;
•	customers’ willingness to renew annual right to use software or content licenses or maintenance and support agreements;
•	the technical risks associated with the delivery of Symyx tools and the timing of customer acceptance of Symyx tools;
•	the size and timing of both software and intellectual property licensing agreements we may enter into;
•	the timing and willingness of partners to commercialize our discoveries that would result in royalties;
•	the amount and timing of royalties we receive from third parties, including those who license Symyx tools and Symyx Software for resale;
•	the success rate of our discovery efforts associated with milestones and royalties;
•	special charges related to completed or potential acquisitions;
•	the size and timing of research and development programs we undertake on an internally funded basis;
•	developments or disputes concerning patent or other proprietary rights;
•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;
•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;
•	changes in accounting rules and regulations, including those related to revenue recognition, stock-based compensation and accounting for uncertainty in income taxes; and
•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions.

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

A significant portion of our business is now denominated in currencies other than our functional currencies or our reporting currency for consolidated financial statements. In the first quarter of 2009, we recorded a foreign currency loss of approximately $1.0 million. We are in the process of reducing monetary assets denominated in foreign currencies but expect to continue to have a significant balance to support our foreign operations. Material changes in foreign currency exchange rates may materially and adversely affect our financial condition and results of operations.

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

The market price of our common stock has been highly volatile since our initial public offering. For example, during the 12 months ended March 31, 2009, the highest closing price for our common stock was $12.24 and the lowest closing for our common stock was $2.45.  Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

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

We may not be able to maintain and grow a profitable business.

Our ability to grow our business and achieve profitability is dependent on our ability to:

•	extend current research and development relationships and add new ones;

•	secure customers for the company’s new life sciences offerings;

•	secure new Symyx tools customers;

•	enter new partnerships or ventures with third parties that would use our technology and expertise to further develop and commercialize products;

•	add additional licensees of our software, discovered materials, and intellectual property;

•	Maintain renewal rates for our database content business;

•	convince existing customers to upgrade to products with greater functionality and increase the number of users within our existing customer base; and

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

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

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on  Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 8, 2009	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Specimen Common Stock Certificate
10.1(4)	Amendment to Credit Agreement, dated as of March 12, 2009, among Symyx Technologies, Inc., each lender from time to time party thereto, and Bank of America, N.A. as administrative agent and L/C issuer
*10.2(5)	Named Executive Officers 2008 Bonuses and 2009 Cash Compensation Arrangements
*10.3(7)	Symyx Technologies, Inc.’s Offer Letter to Richard Rosenthal Dated December 4, 2007
*10.4(6)	1999 Employee Stock Purchase Plan, as amended
*10.5(7)	Symyx Technologies, Inc.’s Offer Letter to Gerard Abraham Dated June 14, 2007
*10.6(7)	Symyx Technologies, Inc.’s Offer Letter to Trevor Heritage Dated October 1, 2007
*10.7(7)	Symyx Technologies, Inc.’s Offer Letter to Charley Haley Dated August 12, 2008
31.1(7)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2(7)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1(7)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 1, 2008.

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4) Incorporated by reference to Exhibit 10.44 filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(5) Incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on February 24, 2009.

(6) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-8 (File No. 333-159019)

(7) Filed here within.