Form 10-K/A
period 2008-12-31
SYMYX TECHNOLOGIES INC
filed 2009-06-11
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2009 in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K where indicated. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 13, 2009, solely for the purpose of deleting Exhibit 10.43, because such exhibit is not required to be filed.  This amendment to our Annual Report on Form 10-K only changes the list of exhibits in Part IV, Item 15, Subsection (b) and the Exhibit Index; no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(a) (2).  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(a) (3).  EXHIBITS

Refer to (b) below.

(b) EXHIBITS

Exhibit Number		Description of Document
*2.1	(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
#2.2	(20)	Sale Agreement by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyer
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(18)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3	(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1	(2)	Specimen Common Stock Certificate
**10.1	(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2	(2)	1996 Stock Plan and forms of agreements thereunder
**10.3	(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4	(2)	1999 Employee Stock Purchase Plan
**10.8	(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
**10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.16	(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17	(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18	(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19	(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20	(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.

Exhibit Number		Description of Document
10.21	(13)
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
___________________

(1)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(5)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(6)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004.

(8)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(10)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005.

(11)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(12)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(13)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007.

(14)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(15)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on February 14, 2007.

(16)	Incorporated by reference to the same number exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(17)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(18)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on December 1, 2008 (SEC File No. 000-27765).

(19)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 7, 2008.

(20)	Incorporated by reference to Exhibit 10.25 filed with Registrant’s Current Report on Form 8-K on August 15, 2007.

(21)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on September 4, 2007.

(22)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on October 4, 2007.

(23)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 8, 2007.

(24)	Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(25)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).

(26)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

(27)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 24, 2009.

(28)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: June 10, 2009	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2009	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO FORM 10-K

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

**10.29	(23)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.30	(24)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan
**10.31	(25)	2007 Stock Incentive Plan, as amended
*10.32	(26)	Supplemental Agreement, by and between Symyx Technologies, Inc. and The Dow Chemical Company
**10.34	(27)	Fiscal Year 2008/2009 Base Salaries and Target Bonus Payouts for Executive Officers
**10.35	(12)	Symyx Technologies, Inc.’s Offer Letter to Rex S. Jackson Dated January 30, 2007
**10.36	(12)	Symyx Technologies, Inc.’s Offer Letter to Timothy E. Campbell Dated February 6, 2007
**10.37	(12)	Symyx Technologies, Inc.’s Offer Letter to Richard Boehner Dated March 13, 2007
**10.38	(14)	Consulting and Independent Contractor Services Agreement between Symyx Technologies, Inc. and David Hill
**10.39	(14)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan Confirmation by Dr. W. Henry Weinberg
**10.40	(14)	Symyx Technologies, Inc.’s Offer Letter to Dr. W. Henry Weinberg Dated March 6, 1996
**10.41	(14)	Symyx Technologies, Inc.’s Offer Letter to Mr. Steven D. Goldby Dated April 28, 1998
**10.42	(19)	First Amendment to the Consulting and Independent Contractor and Service Agreement and Work Orders between Symyx Technologies, Inc. and David C. Hill

Exhibit Number		Description of Document
10.44	(28)	Amendment to Credit Agreement, dated as of March 12, 2009, among Symyx Technologies, Inc., each lender from time to time party thereto, and Bank of America, N.A. as administrative agent and L/C issuer
14	(6)	Symyx Technologies, Inc. Code of Conduct and Ethics
21	(28)	List of Subsidiaries
23.1	(28)	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (reference is made to the signature page of this report)
31.1	(28)
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
___________________

(1)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(2)	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(3)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).

(5)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(6)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004.

(8)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(10)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005.

(11)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(12)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(13)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007.

(14)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(15)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on February 14, 2007.

(16)	Incorporated by reference to the same number exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(17)	Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(18)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on December 1, 2008 (SEC File No. 000-27765).

(19)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 7, 2008.

(20)	Incorporated by reference to Exhibit 10.25 filed with Registrant’s Current Report on Form 8-K on August 15, 2007.

(21)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on September 4, 2007.

(22)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on October 4, 2007.

(23)	Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 8, 2007.

(24)	Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(25)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).

(26)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

(27)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 24, 2009.

(28)	Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit Number	Description of Document
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