Form 10-Q
period 2009-06-30
SYMYX TECHNOLOGIES INC
filed 2009-08-07
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒ No

As of July 31, 2009, Registrant had outstanding 34,406,029 shares of Common Stock, $0.001 par value.

Part I: Financial Information

Part II: Other Information

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Service	$17,246	$20,240	$33,946	$38,755
Product	5,595	5,016	8,314	9,584
License fees, content and royalties	13,786	15,395	27,761	29,219
Total revenue	36,627	40,651	70,021	77,558

Costs:
Cost of service	6,265	5,174	12,778	9,840
Cost of products	3,124	2,112	4,287	4,299
Cost of license fees, content and royalties	1,469	1,315	2,750	2,918
Amortization of intangible assets arising from business combinations	1,634	1,786	3,421	3,567
Total costs	12,492	10,387	23,236	20,624

Gross profit	24,135	30,264	46,785	56,934

Operating expenses:
Research and development	13,343	19,729	26,909	40,416
Sales, general and administrative	11,373	14,288	22,470	29,521
Restructuring charges	-	-	208	-
Amortization of intangible assets arising from business combinations	1,447	1,479	2,892	2,956
Total operating expenses	26,163	35,496	52,479	72,893

Loss from operations	(2,028)	(5,232)	(5,694)	(15,959)
Interest and other income (expense), net	445	2,792	(602)	2,396
Loss before income tax benefits	(1,583)	(2,440)	(6,296)	(13,563)
Income tax benefits	345	915	1,951	5,246
Net loss	$(1,238)	$(1,525)	$(4,345)	$(8,317)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.13)	$(0.25)

Shares used in computing basic and diluted net loss per share	34,238	33,720	34,141	33,631

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,932	$66,415
Accounts receivable, net	8,575	11,993
Inventories	4,314	3,308
Deferred tax assets, current	1,908	1,449
Income tax receivable	1,755	6,549
Other current assets	7,563	6,351
Total current assets	109,047	96,065

Property, plant and equipment, net	18,985	18,447
Goodwill	39,617	39,979
Intangible assets, net	46,855	53,268
Long-term investments	15,147	15,147
Other assets	1,630	1,608
Total assets	$231,281	$224,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,007	$3,056
Other accrued liabilities	8,447	9,947
Accrued compensation and employee benefits	7,941	9,377
Accrued royalties	3,617	3,628
Income taxes payable	970	567
Accrued restructuring costs	1,015	4,578
Deferred revenue	43,921	23,519
Total current liabilities	66,918	54,672

Long-term payable	4,981	4,457
Long-term deferred revenue	6,350	7,421
Noncurrent deferred tax liabilities	3,413	5,881
Total noncurrent liabilities	14,744	17,759

Commitments and contingencies (Note 1)

Stockholders' equity:
Common stock, $0.001 par value, 60,000 shares authorized and 34,404 and 34,015 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	34	34
Additional paid-in capital	210,025	207,690
Accumulated other comprehensive income	2,152	2,606
Accumulated deficits	(62,592)	(58,247)
Total stockholders' equity	149,619	152,083
Total liabilities and stockholders' equity	$231,281	$224,514

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(4,345)	$(8,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,752	5,712
Amortization of intangible assets arising from business combinations	6,313	6,522
Stock-based compensation	2,071	2,161
Gain from sale of property, plant and equipment	-	(1,606)
Deferred income taxes	(2,897)	(5,724)
Tax deficiency from employee stock transactions	(360)	(895)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable, net	3,406	10,706
Inventories	(1,040)	(1,432)
Other current assets	(1,221)	143
Other long-term assets	(23)	184
Accounts payable	(2,055)	1,169
Other accrued liabilities	(1,927)	545
Accrued compensation and employee benefits	(1,444)	(800)
Accrued royalties	511	(38)
Income taxes receivable and payable	5,132	1,923
Accrued restructuring charges	(3,563)	(1,594)
Deferred revenue	19,604	30,481
Long-term payable	524	-
Net cash provided by operating activities	21,438	39,140

Investing activities
Purchase of property, plant and equipment, net	(3,236)	(2,165)
Proceeds from sale of divested assets	-	694
Proceeds from maturities of marketable securities	-	8,400

Receivable from the seller of an acquired business and costs related to business acquisition	-	5,106
Net cash provided by (used in) investing activities	(3,236)	12,035

Financing activities
Proceeds from issuance of common stock	966	826
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(342)	(479)
Net cash provided by financing activities	624	347

Effect of foreign exchange rate changes on cash and cash equivalents	(309)	(435)
Net increase in cash and cash equivalents	18,517	51,087
Cash and cash equivalents at beginning of year	66,415	37,077
Cash and cash equivalents at end of period	$84,932	$88,164

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Symyx") enables global leaders in the life sciences, chemical, energy, and consumer and industrial products industries to optimize and accelerate their scientific research and development ("R&D"). Through its abilities in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, Symyx helps companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize their return on R&D investments.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx's headquarters are in Sunnyvale, California.

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009, the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, respectively, and the unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008, respectively, in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). In management's opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at June 30, 2009 and the results of its operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2008 was derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP for complete financial statements.

Because all of the disclosures required by GAAP in complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. The consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2009.

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 7, 2009.

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

Use of Estimates

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx's consolidated financial statements and accompanying notes. Estimates include the assumptions used in determining the implied fair value of goodwill, the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivable, write-downs for excess and/or obsolete inventory, future warranty expenditures, and assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when the Company's products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the Company's financial statements or tax returns, and the value of acquired intangible assets. Actual results and outcomes may differ from management's estimates and assumptions.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments

As of December 31, 2008 and June 30, 2009, the Company has maintained its cash in treasury-bill money market funds, classified as cash and cash equivalents.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest primarily based on the Company's ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its investment in Intermolecular, Inc. using the cost method of accounting. At both June 30, 2009 and December 31, 2008, the carrying value of Intermolecular was $15,147,000, which equals the original total of the Company's investment to date in Intermolecular. The Company estimates that the fair value of its investment in Intermolecular was approximately $23,535,000 as of December 31, 2008 and believes that there have not been identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party's intellectual property rights. The Company accounts for such indemnification provisions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company's indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of June 30, 2009, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these unaudited condensed consolidated financial statements.

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement the Company entered into with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 6,500,000 Swiss Franc (equivalent to $5,987,000 using the foreign currency exchange rate in effect on June 30, 2009) upon achievement of the 2009 revenue target with respect to the Company's Autodose product line. The Company evaluates the likelihood of achieving this target from time to time. If the 2009 revenue target is met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition and would further consider for the capitalization and impairment of the additional acquisition cost. No additional consideration was recorded as of June 30, 2009.

In August 2008, the Company acquired 100% of the ownership of Integrity Biosolution, LLC ("IntegrityBio"), a privately-held research service company based in Camarillo, California. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of the Company or its affiliates continuously for 24 months from the acquisition date. The Company has determined it is probable the amounts will be earned and paid and has to date recorded $774,000 as of June 30, 2009. The Company also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement, for which the Company cannot yet estimate the total liability.

Revenue Concentration

For the three and six months ended June 30, 2009 and 2008, the following customers contributed more than 10% of the Company's total revenue (dollars in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,
	2009	As % of Total Revenue	2008	As % of Total Revenue
ExxonMobil	$3,552	10%	$6,217	15%
Dow	5,953	16%	6,649	17%
Total	$9,505	26%	$12,866	32%

	Six Months Ended June 30,
	2009	As % of Total Revenue	2008	As % of Total Revenue
ExxonMobil	$6,966	10%	$13,926	18%
Dow	11,434	16%	12,483	16%
Total	$18,400	26%	$26,409	34%

The revenue from these customers has been included in the following reportable segments (see Note 6) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Symyx Software	$1,836	$2,572	$3,863	$4,783
Symyx HPR	7,669	10,294	14,537	21,626
Total	$9,505	$12,866	$18,400	$26,409

The revenue from these customers has been included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service	$4,335	$7,357	$8,334	$14,510
Product	1,511	1,847	2,369	2,949
License fees, content and royalties	3,659	3,662	7,697	8,950
Total	$9,505	$12,866	$18,400	$26,409

Research and Development ("R&D")

The Company's policy is to expense as incurred all costs of research and development, including direct and allocated expenses, related both to costs incurred on its own behalf and on behalf of its customers. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, chemical and scientific supplies costs, facilities rental, and utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment and facilities used by technical staff and outside services, such as machining and third-party research and development costs.

Research and development includes those activities performed on behalf of some of the Company's alliance partners including Dow and ExxonMobil. As the Company does not track fully burdened R&D costs or capital expenditures by project, these amounts are not included in costs of service. However, based on hours spent on each project, the Company estimates the R&D efforts undertaken for various projects were as follows:

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer-sponsored projects	30%	41%	34%	41%
Internally-funded projects	70%	59%	66%	59%
Total	100%	100%	100%	100%

Inventories

Raw materials inventory consists of purchased parts. Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for product sales in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. At each balance sheet date, the Company examines its ending inventories for possible excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. The Company writes down inventories on hand in excess of forecasted demand and writes off inventories that it considers obsolete. Additionally inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company's inventory balances at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw Materials	$-	$20
Work-in-process	4,314	3,288
Total	$4,314	$3,308

Accrued Warranty

The Company offers a warranty on each Symyx Tools system sold to a customer. Warranty terms vary depending upon the product sold and country in which the transaction occurs. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Changes in the Company's product warranty expense accrual during the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Balance as of January 1	$1,409	$1,728
New warranties issued during the period	316	427
Costs incurred during the period on specific systems	(371)	(325)
Changes in liability for pre-existing warranties during the period, including expirations	(373)	(304)
Balance as of June 30	$981	$1,526

Goodwill and Intangible Assets

The Company's goodwill at June 30, 2009 and December 31, 2008 is reported as follows (in thousands):

	June 30, 2009	December 31, 2008
Symyx Software	$39,189	$39,539
Symyx HPR	428	440
Total	$39,617	$39,979

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's goodwill balance decreased $362,000 during the six months ended June 30, 2009, primarily due to the effect of foreign currency exchange rate fluctuation on the goodwill recorded by the Company's subsidiaries in foreign currencies.

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

If the estimated fair value of a reporting unit's goodwill exceeds its net book value, the Company concludes that its goodwill is not impaired. Otherwise, the Company performs step two of the above test to compare the estimated implied fair value of goodwill to its carrying value. The excess carrying value of goodwill as compared to the implied is recorded as a goodwill impairment. In the fourth quarter of 2008, the Company performed an impairment test of each reporting unit's goodwill. As a result of this analysis, the Company concluded that the carrying amounts of goodwill exceeded the implied fair value of goodwill in the Symyx Software and Symyx Research reporting units and recorded an impairment charge.

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

No indicators of impairment were noted for the six months ended June 30, 2009.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company assesses its allowance for doubtful accounts based on a combination of factors. In cases in which the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, the Company records a specific allowance against amounts due and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience. For the six months ended June 30, 2009 and 2008, the Company's allowance for doubtful accounts changed as follows (in thousands):

	2009	2008
Balance as of January 1	$356	$53
New allowance accrued	-	336
Adjustments written-off and other adjustments	(20)	-
Balance as of June 30	$336	$389

Deferred Costs

Occasionally the Company enters into certain software consulting service and tool product arrangements under which all revenue is deferred until elements of the arrangements are delivered in the future. In these cases, the direct variable expenses, not exceeding the expected revenue, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of June 30, 2009 and December 31, 2008, the Company deferred approximately $1,229,000 and $2,162,000, respectively, of direct variable expenses related to software consulting service and tools product arrangements in which the revenue is deferred until future periods.

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement No. 157 ("SFAS 157"), Fair Value Measurements. SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations in which there is little, if any, market activity for the asset or liability. The fair value of the Company's cash equivalents were $74,822,000 and $51,999,000 at June 30, 2009 and December 31, 2008, respectively, based on Level 1 inputs.  Effective January 1, 2009, the Company adopted the provisions under SFAS No. 157 for valuation of nonfinancial assets and nonfinancial liabilities. The adoption of such provisions did not impact the Company's financial position, results of operations or cash flows.

Effect of New Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

•
FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
FASB Staff Position FAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed," ("FSP FAS 157-4"). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP FAS 115-2," "FAS 124-2," and "EITF 99-20-2").  FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

These standards are effective for periods ending after June 15, 2009. These standards do not have material impact on the Company's financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS 165 in the second quarter of 2009. The adoption of SFAS 165 did not have any impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"), which changes the consolidation rules as they relate to variable interest entities.  Specifically, SFAS 167 makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed.  SFAS 167 will be effective for the Company beginning in the first quarter of 2010.  The Company does not expect the adoption will have a material impact on its consolidated financial statements.

2.      Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx's common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. A total of 194,659 and 127,856 shares were purchased during the six months ended June 30, 2009 and 2008, respectively. The Company also registered an additional 1,005,793 shares authorized under the evergreen provision of its ESPP program. As of June 30, 2009, there were 2,046,444 shares of common stock available for future purchase under the ESPP.

The Company also has adopted various stock plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the Company's Board of Directors. During the three and six months ended June 30, 2009, the Company granted options to purchase 0 and 30,000 shares of common stock, respectively, under its stock plans. During the three and six months ended June 30, 2008, the Company granted options to purchase 20,000 and 77,500 shares of common stock, respectively, under its stock plans. The Company valued options granted in the three and six months ended June 30, 2008 and 2009 using the Black-Scholes method with the following valuation assumptions:

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
Expected dividend	n/a	0%	0%	0%
Risk-free interest rate	n/a	2.7%	1.7%	3.3%
Expected volatility	n/a	47%	61%	47%
Expected life (in years)	n/a	4.6	4.3	4.7

During the three months ended June 30, 2009 and 2008, the Company granted restricted stock units of 64,818 shares and 30,240 shares, respectively. During the six months ended June 30, 2009 and 2008, the Company granted restricted stock units of 68,646 shares and 33,422 shares, respectively. The fair value of each restricted stock unit equaled to the closing sales price of the Company's common stock on the grant date.

Stock-based compensation expense recognized in the Company's results of operations for these periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs of revenue	$68	$74	$216	$134
Research and development	385	353	399	723
Sales, general and administrative	738	589	1,456	1,304
Total	$1,191	$1,016	$2,071	$2,161

As of June 30, 2009, 4,781,560 shares were available for issuance under the Company's various stock plans.

3.      Loss per Share

Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The computation of the weighted-average number of shares outstanding for the three and six months ended June 30, 2009 and 2008 was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average shares of common stock outstanding	34,238	33,720	34,141	33,668
Less: weighted-average restricted stock	-	-	-	(37)
Weighted-average shares used in computing basic and diluted net loss per share	34,238	33,720	34,141	33,631

The following shares were excluded from the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2009 and 2008, respectively, because all were anti-dilutive for the respective periods (in thousands):

	As of June 30,
	2009	2008
Options	4,826	6,241
Restricted stock units	590	158
Total anti-dilutive shares	5,416	6,399

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      Related Party Transactions

The Company entered into a Collaborative Development and License Agreement in March 2005 and an Alliance Agreement in December 2005 with Intermolecular, Inc. ("Intermolecular"). Under these agreements, the two companies worked together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bore its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular's outstanding shares, and in December 2008 invested an additional $1,647,000. As of June 30, 2009, the Company owned approximately 12% of Intermolecular's outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular's strategic, operating, investing and financing activities. Isy Goldwasser, the Company's chief executive officer, is a director of Intermolecular. For the three months ended June 30, 2009 and 2008, the Company recognized revenue from Intermolecular of $540,000 and $587,000, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized revenue from Intermolecular of $623,000 and $639,000, respectively. As of June 30, 2009, the Company recorded $17,000 of deferred revenue and a $77,000 customer deposit from Intermolecular. As of December 31, 2008, the Company recorded $32,000 of deferred revenue and a $77,000 customer deposit from Intermolecular.

5.      Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(1,238)	$(1,525)	$(4,345)	$(8,317)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of tax	-	-	-	(1)
Foreign currency translation adjustment	156	(1,988)	(454)	2,089
Other comprehensive income (loss)	156	(1,988)	(454)	2,088
Comprehensive loss	$(1,082)	$(3,513)	$(4,799)	$(6,229)

6.      Segment Disclosure

SFAS No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker ("CODM") when deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer is its CODM, who allocates resources to and assesses the performance of each business unit using information about the business unit's revenue and operating income (loss). The Company's CODM generally does not review the Company's assets by business segment.

Revenue is defined as revenue from external customers and is disaggregated into:

•
Symyx Software – (i) license of electronic laboratory notebook, lab execution and experiment analysis, logistics and decision support software, and subscriptions to scientific content, and (ii) provision of associated support, maintenance and consulting services.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
Symyx HPR – (i) research services, (ii) license fees and royalties associated with the Company's patents, trade secrets and other intellectual property, including materials discovered in the Company's research collaborations, (iii) sale of laboratory automation systems, and (iv) system support services.

The disaggregated financial information reviewed by the CODM in 2009 and 2008 is listed in the table below. The Company has research and development, manufacturing, sales and marketing, and general and administrative groups. Expenses for these groups are generally allocated to the business units. Certain corporate-level operating expenses and charges were not allocated to each business unit and were included in the "other" category. These expenses and charges include, but not limited to:

•	Acquisition-related costs, including in-progress research and development, amortization and any impairment of acquisition-related intangibles and goodwill;
•	Amounts included within restructuring and asset impairment charges; and
•	Results of operations of venture businesses supporting the Company's initiatives.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue:
Symyx Software
Service	$10,154	$11,738	$20,862	$21,240
License fees, content and royalties	10,621	12,338	21,663	22,861
Total Symyx Software revenue	$20,775	$24,076	$42,525	$44,101

Symyx HPR
Service	$7,092	$8,502	$13,084	$17,515
Product	5,595	5,017	8,314	9,584
License fees, content and royalties	3,165	3,056	6,098	6,358
Total Symyx HPR revenue	$15,852	$16,575	$27,496	$33,457

Total revenue	$36,627	$40,651	$70,021	$77,558

Operating income (loss):
Symyx Software	$732	*	$2,658	*
Symyx HPR	294	*	(1,831)	*
Other	(3,054)	*	(6,521)	*
Total operating loss	$(2,028)	$(5,232)	$(5,694)	$(15,959)

*            The Company did not implement a reporting system prior to 2009 to segregate operating expenses by business segment. It is impracticable to restate prior periods to be consistent with the current period presentation.
Geographic Area Data

The table below shows revenue by physical location of the Company's customers based on the "ship-to" address (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$24,742	$28,176	$46,355	$50,568
Europe	8,174	8,774	16,014	20,534
Asia	3,437	3,380	7,161	5,685
Rest of the World	274	321	491	771
Total	$36,627	$40,651	$70,021	$77,558

7.      Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. In the three months ended June 30, 2009 and 2008, the Company recorded amortization expenses of intangible assets of $3,108,000 and $3,329,000, respectively. In the six months ended June 30, 2009 and 2008, the Company recorded amortization expenses of intangible assets of $6,367,000 and $6,666,000, respectively. In the fourth quarter of 2008, the Company evaluated the recoverability of intangible assets and recorded an impairment charge of $2,574,000. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2009	$5,462
2010	10,080
2011	8,056
2012	7,510
2013	6,987
Thereafter	8,759
Total	$46,854

8.      Income Taxes

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Six Months Ended June 30,
	2009	2008
Expected benefit at federal statutory rate	35%	35%
State taxes, net of federal impact	-2%	7%
Research and development credits	11%	0%
Permanent difference related to stock-based compensation	-8%	-1%
Other individually immaterial items	-5%	-2%
Net income tax benefit	31%	39%

As of June 30, 2008, the Company anticipated that it is reasonably possible that its gross unrecognized tax benefits may decrease within the next twelve months. To the extent that certain federal statutes of limitations expire, unrecognized tax benefits would decrease by approximately $1,091,000, of which approximately $746,000 and $345,000 would be recorded as an income tax benefit and an increase to additional paid-in capital, respectively.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   Bank Credit Facility

On September 28, 2007, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent and L/C Issuer (the "Agent"), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for the Company's account (the "Facility"), secured by substantially all of the Company's assets excluding intellectual property.

Loans under the Credit Agreement bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) a formula based on the Agent's prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.  The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on September 28, 2009, unless the commitments are earlier terminated, either at the Company's request or, if an event of default occurs, by the lenders. The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio.

Due to the non-cash impairment charges and valuation allowances recorded in the fourth quarter of 2008, the Company did not meet the Consolidated Net Worth covenant related to the Facility ("Existing Default") as of December 31, 2008. In March 2009, the Company and the Agent executed an amendment to the Facility which provided a waiver with respect to the Existing Default and lowered the Consolidated Net Worth covenant amount for future measurement dates.

Effective July 1, 2009, the Company consolidated certain of its subsidiaries and concluded certain internal asset transfers. In August 2009, the Company and the Agent executed a second amendment to the Credit Agreement which provided a waiver with respect to any noncompliance under the Facility triggered by such transactions.

As of June 30, 2009, the Company had no outstanding borrowings under the Facility and was in compliance with all financial covenants related to the Facility.

10.      Restructuring Charges

In order to realign its operations to drive performance and improve operating efficiency, on December 3, 2008 the Company initiated a reorganization plan ("2008 Plan") to combine Symyx Tools and Symyx Research to create Symyx High Productivity Research ("HPR"). The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities. The Company recorded total restructuring charges of $5,160,000 according to FASB Statement No. 146 ("FAS 146"), consisting of severance and one-time benefits of approximately $3,897,000, exit costs of facilities of approximately $526,000, write-off of related fixed assets of approximately $583,000, and associated legal costs of approximately $154,000.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 1, 2007, the Company acquired MDL Information Systems, Inc. ("MDL"), a company providing technical R&D software solutions to more than 1,000 life sciences companies. On October 2, 2007, in connection with the acquisition of MDL, the Company announced a restructuring plan ("2007 Plan") to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with the former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB Statement No. 141, Accounting for Business Combinations, as well as EITF Consensus No. 95-3. The remaining balance associated with the termination of employees of the acquiring company was recorded as part of the operating expenses according to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of June 30, 2009, the Company completed the majority of the restructuring plan but estimates that up to $567,000 may yet be incurred in severance benefits and associated legal fees pertaining to the termination of certain former employees of MDL.

 The following table illustrates the change in accrued restructuring costs during the six months ended June 30, 2009 (in thousands):

	2007 Plan	2008 Plan	Total
Balance as of January 1, 2009	$651	$3,927	$4,578
New charges accrued during the period	-	407	407
Payments made during the period	(84)	(3,686)	(3,770)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	-	(200)	(200)
Balance as of June 30, 2009	$567	$448	$1,015

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "plan," "intend," "goal," "anticipate," "should," "planned," "estimated," "potential," and "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements whenever they appear in this Report. Forward-looking statements include, without limitation, statements regarding: our intentions, beliefs and expectations regarding our future financial performance and operating results; anticipated trends in our business; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months; and our expectations regarding our customers.

Among the factors that could cause actual results to differ materially are the factors detailed in Item 1A, "Risk Factors," of Part II of this Report, which readers should review.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Symyx Technologies, Inc. enables global leaders in the life sciences, chemical, energy, and consumer and industrial products industries to optimize and accelerate their scientific research and development ("R&D"). Through our expertise in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, we help companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize the return on their R&D investments. Symyx software, tools, and research services enable scientists to design, execute, analyze and report experimental results faster, easier and less expensively.

Symyx Software provides a suite of scientific software, content and technology to support R&D information lifecycle management across the enterprise, improving scientists' ability to search, develop, manage, manipulate and store research data and to manage intellectual property. Symyx Software is the larger of our business units, accounting for 61% of our first half of 2009 revenue.

Symyx HPR provides various ways for customers to access our proprietary high-throughput technologies for parallel (versus serial) experimentation, enabling greater speed and breadth of research. Symyx HPR develops and applies high-throughput technologies that empower customers to engage in faster, broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel, or array-based, testing. Our customers can bring some of the capabilities of our laboratories into their own organizations by purchasing our tools to integrate and automate laboratory experimentation to increase research productivity. Customers can also leverage our expertise and infrastructure through the purchase of research services, with programs that range from directed research to strategic collaborative relationships. The reorganization of services, along with the combination of tools and research into HPR are intended to leverage the expertise and experience of our technical staff and sales team, and provide new revenue opportunities to replace the expected continued decline in research-related revenue.

Through software licensing, automated workflow sales and research services, we provide customers multiple ways to begin working with us. Our goal is to leverage and integrate all of our offerings so that, over time, our customers can easily access our entire technology platform to improve their R&D productivity and reduce program risk.

Highlights for the quarter ended June 30, 2009 include:

•
Our net loss per share was $0.04 for the quarter, improving from our $0.05 loss per share in the same quarter of 2008 despite lower revenue in the current period.  Our net loss per share was $0.13 for the first half of 2009, a substantial improvement over our $0.25 net loss per share for the same period of 2008, reflecting the benefits from our 2008 restructuring and the success of our continuing focus on controlling operating expenses.

•
We ended the quarter with cash and cash equivalents totaling $84.9 million, a significant increase over our total cash, cash equivalents and marketable securities of $66.4 million at December 31, 2008.

•
We entered into an agreement with a top-15 pharmaceutical company and secured a commitment from another top 15 pharmaceutical company for enterprise deployment of our Symyx Notebook 6.0 electronic laboratory notebook ("ELN") platform, bringing our ELN deployment to a total of 5 top 15 pharmaceutical companies.  Symyx Software was also named a top 10 life science software vendor by IDC's Health Industry Insights.

•
Symyx HPR launched its Contract Development and Manufacturing Organization ("CDMO") to help biopharmaceutical companies move promising drug candidates to clinical trials faster and more reliably with integrated formulation development, and preclinical and contract Good Manufacturing Practice ("CGMP") fill/finish manufacturing. HPR's Screening Pressure Reactor also won an R&D 100 Award for being one of the most technologically significant products introduced into the marketplace in 2009.

Our net loss for the three months ended June 30, 2009 was $1.2 million, compared to a net loss of $1.5 million for the three months ended June 30, 2008. Our net loss for the six months ended June 30, 2009 was $4.3 million, compared to a net loss of $8.3 million for the six months ended June 30, 2008. The decrease in net loss was due primarily to significantly lower operating expenses as the result of our restructuring in December 2008 and our continuing expense control efforts.

Stock-based compensation expense recognized in our results of operations for the three and six month periods ended June 30, 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs of revenue	$68	$74	$216	$134
Research and development	385	353	399	723
Sales, general and administrative	738	589	1,456	1,304
Total	$1,191	$1,016	$2,071	$2,161

Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States ("GAAP"). In "Critical Accounting Policies" under Item 7, and in Note 1 of the Notes to the Consolidated Financial Statements included under Item 8, in each case of our Annual Report on Form 10-K for the year ended December 31, 2008, we describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Estimates include the assumptions used in determining the implied fair value of goodwill, the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivables, reserve for excess or obsolete inventory, future warranty expenditures, assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns and the fair value of acquired intangible assets. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following additional critical accounting policy regarding deferred costs.

Deferred Costs

Occasionally we enter into certain software consulting service and tools product arrangements under which all the revenue is deferred until certain elements of the arrangements are delivered in the future.  In these cases, the direct variable expenses, not exceeding the expected revenue, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of June 30, 2009 and December 31, 2008, we deferred approximately $1.3 million and $2.2 million, respectively, of direct variable expenses related to software consulting service and tools product arrangements where the revenue is deferred until future periods.

Results of Operations

Revenue
	Three Months Ended June 30,
	2009	2008	Change
(in thousands, except percentages)
Service	$17,246	$20,240	$(2,994)	(15%)
Product	5,595	5,016	579	12%
License fees, content and royalties	13,786	15,395	(1,609)	(10%)
Total revenue	$36,627	$40,651	$(4,024)	(10%)

	Six Months Ended June 30,
	2009	2008	Change

Service	$33,946	$38,755	$(4,809)	(12%)
Product	8,314	9,584	(1,270)	(13%)
License fees, content and royalties	27,761	29,219	(1,458)	(5%)
Total revenue	$70,021	$77,558	$(7,537)	(10%)

Revenue for the three months ended June 30, 2009 decreased relative to the same period of 2008 due to a $2.2 million, or 61%, reduction in software consulting services, lower software content and license revenue, and lower research service revenue, partially offset by slightly higher Symyx HPR tools sales.

Revenue for the six months ended June 30, 2009 decreased relative to the same period of 2008 due to lower research service revenue following the May 2008 expiration of our primary alliance agreement with ExxonMobil, the second quarter 2009 decreases in Symyx Software revenue described above, and lower Symyx HPR tools sales.

Concentration of Revenue

ExxonMobil and The Dow Chemical Company ("Dow") are the only two major customers that contributed more than 10% of our revenue for the periods addressed below. The aggregate revenue, and corresponding percent of revenue by each revenue component, from ExxonMobil and Dow is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2009		2008
Service	$4,335	25%	$7,357	36%
Product sales	1,511	27%	1,847	37%
License fees, content and royalties	3,659	27%	3,662	24%
Total	$9,505	26%	$12,866	32%

	Six Months Ended June 30,
	2009		2008
Service	$8,334	25%	$14,510	37%
Product sales	2,369	28%	2,949	31%
License fees, content and royalties	7,697	28%	8,950	31%
Total	$18,400	26%	$26,409	34%

With the MDL acquisition in October 2007, we have substantially broadened our customer base, but continue to expect that Dow and ExxonMobil will remain our two largest customers in 2009 based on existing commitments.  However, we further expect Symyx HPR revenue to decrease materially in 2009 as a result of the May 2008 expiration of our main alliance agreement with ExxonMobil.

Revenue by Segment

We segregate revenue into the following business units:

	Three Months Ended June 30,
	2009	2008	Change
(in thousands, except percentages)
Symyx Software	$20,775	$24,076	$(3,301)	(14%)
Symyx HPR	15,852	16,575	(723)	(4%)
Total	$36,627	$40,651	$(4,024)	(10%)

	Six Months Ended June 30,
	2009	2008	Change

Symyx Software	$42,525	$44,101	$(1,576)	(4%)
Symyx HPR	27,496	33,457	(5,961)	(18%)
Total	$70,021	$77,558	$(7,537)	(10%)

Symyx Software generates revenue primarily from the licensing of software, including the Isentris platform and our lab execution and analysis software ("LEA") and Electronic Laboratory Notebook ("ELN") products, content subscriptions, and providing associated support, maintenance and consulting services. Software revenue decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008 due to a substantial decrease in software consulting services revenue in response to the continued challenging economic conditions affecting all industries, and lighter content and licensing revenue, partially offset by an increase in maintenance revenue due to our increased software installation base.

Symyx HPR generates revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and other intellectual property. The decrease in Symyx HPR revenue in the three and six months ended June 30, 2009 from the same periods of 2008 resulted largely from the decrease in service revenue from ExxonMobil by $2.1 million and $5.8 million, respectively, due to the expiration of our primary agreement with ExxonMobil in May 2008. The balance of the decline for the six month period of 2009 compared with the same period of 2008 was due to lower tools sales while our customers continued to reduce their capital expenditures.

Cost of Revenue

	Three Months Ended June 30,
	2009	2008	Change
(in thousands, except percentages)
Costs of revenue:
Cost of service	$6,265	$5,174	$1,091	21%
Cost of products	3,124	2,112	1,012	48%
Cost of license fees, content and royalties	1,469	1,315	154	12%
Amortization of intangible assets arising from business combinations	1,634	1,786	(152)	-9%
Total costs of revenue	$12,492	$10,387	$2,105	20%

	Six Months Ended June 30,
	2009	2008	Change

Costs of revenue:
Cost of service	$12,778	$9,840	$2,938	30%
Cost of products	4,287	4,299	(12)	*
Cost of license fees, content and royalties	2,750	2,918	(168)	-6%
Amortization of intangible assets arising from business combinations	3,421	3,567	(146)	-4%
Total costs of revenue	$23,236	$20,624	$2,612	13%

* Less than 1%

Total costs of revenue represented 34% and 26%, respectively, of total revenue for the three months ended June 30, 2009 and 2008. Total costs of revenue represented 33% and 27%, respectively, of total revenue for the six months ended June 30, 2009 and 2008. The increase in costs of revenue as a percentage of total revenue was was due to incremental expenses from our new HPR formulations business resulting from our IntegrityBio acquisition which, as an emerging service business, has lower margins than our other business lines.  Also, as we expand our research services activities, certain personnel who currently work on our internally-funded R&D projects will increasingly be used to provide services to customers, thereby their associated expenses will be included in cost of revenue.  Accordingly, over time, our gross margin percentage may decline, but we would expect a corresponding decrease in our research and development expenses.

Cost of service includes certain operating expenses related to software consulting and software and hardware maintenance and costs associated with research services for life science and chemical and energy industries. Cost of service increased 21% and 30%, respectively, for the three and six month periods ended June 30, 2009 over the same periods in 2008 primarily due to the incremental costs from the acquisition of IntegrityBio in August 2008.

The fluctuation in the cost of product sold in the comparable periods of 2009 and 2008 was primarily due to changes in product mix.

Cost of license fees, content and royalties consists of primarily royalties we pay for third-party content we include in our content subscription offerings, and remained consistently at approximately 20% of content revenue recognized.

Other Operating Expenses

	Three Months Ended June 30,
	2009			2008
	Amount (in 000's)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000's)	As a Percentage of Total Revenue
Research and development	$13,343	36%	(32%)	$19,729	48%
Sales, general and administrative	11,373	31%	(20%)	14,288	35%
Restructuring charges	-	0%	na	-	0%
Amortization of intangible assets arising from business combinations	1,447	4%	(2%)	1,479	4%
Total operating expenses	$26,163	71%	(26%)	$35,496	87%

	Six Months Ended June 30,
	2009			2008
	Amount (in 000's)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000's)	As a Percentage of Total Revenue
Research and development	$26,909	39%	(33%)	$40,416	52%
Sales, general and administrative	22,470	32%	(24%)	29,521	38%
Restructuring charges	208	*	na	-	0%
Amortization of intangible assets arising from business combinations	2,892	4%	(2%)	2,956	4%
Total operating expenses	$52,479	75%	(28%)	$72,893	94%

Research and Development ("R&D") Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;
•	facilities costs;
•	supplies; and
•	depreciation of owned facilities and laboratory equipment.

Total R&D expenses for the three and six months ended June 30, 2009 decreased significantly in both dollar and percentage terms versus the same periods in 2008 due (i) to the significant workforce reduction we implemented in December 2008, (ii) to lower depreciation expenses following the write-down of fixed asset fair values in the fourth quarter of 2008, and (iii) to the fact that an increasing amount of personnel and other associated expenses related to research services provided to life science and chemical and energy industries have been recorded as cost of service rather than R&D expense.

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

Research and development includes those activities performed on behalf of some of our alliance partners including Dow and ExxonMobil. As we do not track fully burdened R&D costs or capital expenditures by project, these amounts are not included in costs of service. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer-sponsored projects	30%	41%	34%	41%
Internally-funded projects	70%	59%	66%	59%
Total	100%	100%	100%	100%

The decrease in R&D hours spent on customer-sponsored projects from 2008 to 2009 was primarily due to the decline in our collaboration with ExxonMobil.

Sales, General and Administrative ("SG&A") Expenses

Our SG&A expenses consist primarily of (i) personnel costs for sales and marketing, general management, finance, legal and human resources, (ii) associated facilities and information technology expenses, (iii) commissions to our foreign sales agents, and (iv) professional expenses, such as outside legal and accounting fees. The decrease in SG&A expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to reduction in workforce implemented in December 2008 and tighter control of operating expenses. We expect to continue to invest in our sales and support teams and our marketing activities to capitalize on our market opportunities.

Interest and Other Income, Net

Interest and other income, net, for the three and six months ended June 30, 2009 significantly decreased from interest and other income in the same periods of 2008, which included a $1.6 million gain from the sale of our Occupational Health Service business and a $960,000 foreign currency gain.

 Income Tax Benefits

We recorded an income tax benefit of $345,000 and $2.0 million for the three and six months ended June 30, 2009, respectively, compared to an income tax benefit of $915,000 and $5.2 million for the three and six months ended June 30, 2008, respectively. The effective income tax benefit rate was 22% and 38% for the three month periods ended June 30, 2009 and 2008, respectively. The effective income tax benefit rate was 31% and 39% for the six month periods ended June 30, 2009 and 2008, respectively. The effective income tax benefit rate for the three and six months ended June 30, 2009 was lower than our statutory rate of 35% due to the additional valuation allowance we recorded against certain state deferred tax assets generated in 2009. The valuation allowance reflects that portion of deferred tax assets which management believes will not be realized on a more likely than not basis. If the actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may be adjusted, which could materially impact our financial position and results of operations.

As of June 30, 2008, we anticipate that it is reasonably possible that our gross unrecognized federal tax benefits may decrease within the next twelve months. To the extent that certain federal statutes of limitations expire, then our unrecognized tax benefits would decrease by approximately $1.1 million, of which approximately $746,000 and $345,000 would be recorded as an income tax benefit and an increase to additional paid-in capital, respectively.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

•
FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements.

•
FASB Staff Position FAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed," ("FSP FAS 157-4"). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP FAS 115-2," "FAS 124-2," and "EITF 99-20-2").  FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

These standards are effective for periods ending after June 15, 2009. The adoption of these standards did not have a material impact on our financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 in the second quarter of 2009. The adoption of SFAS 165 did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"), which changes the consolidation rules as they relate to variable interest entities.  Specifically, SFAS 167 makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed.  SFAS 167 will be effective for us beginning in the first quarter of 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At June 30, 2009, we had cash and cash equivalents of approximately $84.9 million, an increase of $18.5 million from December 31, 2008. During the first half of the year, we typically receive payments for annual renewals of recurring maintenance and content subscriptions in our software business and collect against tools sales (which are typically seasonally highest in the fourth quarter) from our customers, driving the cash balance to the highest point of the year.

Our operating activities provided $21.4 million and $39.1 million of cash during the six months ended June 30, 2009 and 2008, respectively. The change in operating cash flow was primarily due to the timing of customer payments for service and products delivered or to be delivered.

Net cash used in investing activities during the six months ended June 30, 2009 was $3.2 million, all for the purchase of property and equipment. Net cash provided by investing activities during the six months ended June 30, 2008 was $12.0 million, primarily due to the fact that proceeds from the maturities of marketable securities were invested in securities that were considered cash equivalents as well as the receipt of a $5.0 million working capital adjustment from the seller of MDL.

Net cash provided by financing activities during the six months ended June 30, 2009 and 2008 was from Employee Stock Purchase Plan ("ESPP") purchases and option exercises, partially offset by the payment of employee withholding taxes in exchange for common stock upon the vesting of restricted stock units.

Current liabilities as of June 30, 2009 increased by $12.2 million compared to December 31, 2008 primarily due to an increase of $19.3 million in deferred revenue, reflecting the seasonally higher renewals of maintenance and content subscriptions during the six months ended June 30, 2009 in our Symyx Software business, partially offset by the reduction in accounts payable and  other accrued liabilities as we paid off significantly more liabilities before the consolidation of our domestic operations.

On September 28, 2007, we entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as Administrative Agent and L/C Issuer (the "Agent"), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for Symyx (the "Facility"), secured by substantially all of our assets excluding intellectual property. In March 2009, we entered into an amendment to the Facility with the Agent which lowered the Consolidated Net Worth covenant amount for future measurement dates. In August 2009, we entered into the second amendment to the Credit Agreement in which the Agent consented to the consolidation of our U.S. operation. As of June 30, 2009, we were in compliance with the amended covenants in the Credit Agreement and had no borrowing under the Facility.

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

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party's intellectual property rights. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of June 30, 2009, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions. We are not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced or the claim is made.

Contingencies

In July 2006, we acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 6,500,000 Swiss Franc (equivalent to $5,987,000 using the foreign currency exchange rate in effect on June 30, 2009) upon achievement of the 2009 revenue target with respect to the Company's Autodose product line. We do not expect to pay additional consideration with respect to 2009 sales.  However, we will continue to evaluate the likelihood of achieving this target from time to time. If the 2009 revenue target is met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of June 30, 2009, and we do not expect to record additional consideration during the remainder of fiscal 2009.

In August 2008, we acquired 100% of the ownership of Integrity Biosolution, LLC ("IntegrityBio"), a privately-held research service company based in Camarillo, California. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of Symyx or its affiliates continuously for 24 months from the acquisition date. We have determined it is probable the amounts will be earned and paid and have to date recorded $774,000 payable to the founder as of June 30, 2009. We also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement, for which we cannot yet estimate the total liability.

Contractual Obligations

During the six months ended June 30, 2009, there were no material changes to our commitments disclosures as set forth under the captions "Principal Commitments" and "Other Commitments" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2009. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended June 30, 2009 were as follows:

•
We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party bears its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, we have an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. Furthermore, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular's outstanding shares, and in December 2008 invested an additional $1,647,000. As of June 30, 2009, we owned approximately 12% of Intermolecular's outstanding shares. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular's strategic, operating, investing and financing activities. Isy Goldwasser, our chief executive officer, is a director of Intermolecular. During the three months ended June 30, 2009, we recorded $540,000 of revenue from Intermolecular.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating Symyx's business, you should carefully consider the risks described below, as well as other information contained in this Report.  If any of those risks actually occurs, our business, financial condition and operating results could be harmed.  The risks and uncertainties listed are not the only risks and uncertainties facing Symyx.  Additional risks and uncertainties Symyx has not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations. The risks described below have not changed materially from the risks described in Symyx's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia, and globally, and, in particular, market conditions in the life science and chemical industries. For example, our tools revenue has been affected by customer delays and cancellations and our software consulting service revenue declined in the past quarter as customers delay new projects and reduce staff. A global economic slowdown, or a particular slowdown in the life science and/or chemical industries, such as the one we are experiencing, will materially adversely impact our business, operating results and financial condition.

*Recent worldwide market turmoil adversely affects our customers, which in turn impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general. Further, a number of our current and prospective customers have merged with others or been forced to raise significant amounts of capital. These market factors have, in turn, reduced customer demand for our software consulting services, reduced seat counts for our software and content at certain customers, and extended decision-making for major capital or software purchases. If we are unable to adequately respond to changes in demand resulting from these difficult market and economic conditions, our financial condition and operating results will be materially and adversely affected.

We expect our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  In particular, third and fourth quarter revenue is often heavily dependent on closing sales for a few high-value tools to specific customers. The timing or occurrence of these sales is difficult to predict. Quarterly fluctuations also result from our customers' budgetary cycles, as our customers typically expend their remaining capital budgets for the year in the fourth quarter. As a result, the fourth quarter historically has been our strongest quarter. These fluctuations could cause our stock price to fluctuate significantly or decline, as was the case when we reported revised projections for the balance of fiscal 2008 in October 2008. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions;
•	expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies;
•	the size and timing of customer orders for, shipments of, and payments related to Symyx tools;
•	the concentration of Symyx tools sales in the second half of the year, with the majority of those sales occurring in the fourth quarter;
•	the sale of integrated workflows including software and tools that may cause our tools revenue to be recognized ratably over future periods under our revenue recognition policy;
•	customers' willingness to renew annual right to use software or content licenses or maintenance and support agreements;
•	the technical risks associated with the delivery of Symyx tools and the timing of customer acceptance of Symyx tools;
•	the size and timing of both software and intellectual property licensing agreements we may enter into;
•	the timing and willingness of partners to commercialize our discoveries that would result in royalties;
•	the amount and timing of royalties we receive from third parties, including those who license Symyx tools and Symyx Software for resale;
•	the success rate of our discovery efforts associated with milestones and royalties;
•	special charges related to completed or potential acquisitions;
•	the size and timing of research and development programs we undertake on an internally funded basis;
•	developments or disputes concerning patent or other proprietary rights;
•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;
•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;
•	changes in accounting rules and regulations, including those related to revenue recognition, stock-based compensation and accounting for uncertainty in income taxes; and
•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions.

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

In particular, many companies in the life science and chemical industries have, in the past several years, experienced declining profitability, and in many cases, losses, and this negative trend does not appear to have abated as of the date of this Report. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. In addition, many chemical products have become commodity products that compete primarily on the basis of price. As a result, some chemical and life science companies have reduced their research and development activities and/or delayed investments in new technologies. If commoditization of chemical products and other pressures affecting the profitability of the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe our technologies can help life science, chemical, energy, and consumer and industrial products companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they will be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our tools, or choosing not to work with us, any of which could reduce our revenue and harm our business and operating results.

Difficulties we may encounter developing a new line of business, integrating acquisitions or growing through other means may divert resources, disrupt our business, and limit our ability to successfully expand our operations.

If we develop a new line of business or pursue a partnership or venture, our management's attention may be diverted from normal daily operations of the business. Furthermore, acquisitions, such as our recent acquisition of Integrity Biosolution, or other growth initiatives, such as our introduction of contract services in the life science market, places strain on our research, administrative and operational infrastructure and may, in the short-term, significantly impact our margins and profitability. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our acquisition activity or growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

We have acquired a number of businesses in the past. In the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities.  In the event of any future acquisitions or business expansions, we may issue stock that would dilute our current stockholders' percentage ownership, pay cash, incur debts or assume liabilities. Our success depends upon our ability to successfully integrate the products, people, and systems we acquired in these transactions. We may not be able to successfully integrate our acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, amortization of acquisition-related intangible assets, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. As an example, in December 2008, with the recent decrease in our market capitalization, we recorded a $76.5 million impairment charge to our goodwill associated with our acquisitions.

*Fluctuation in foreign currency exchange rates may materially affect our financial condition and results of operations.

A significant portion of our business is now denominated in currencies other than our functional currencies or our reporting currency for consolidated financial statements. In the first six months of 2009, we recorded a foreign currency loss of approximately $808,000. We are in the process of reducing monetary assets denominated in foreign currencies but expect to continue to have a significant balance to support our foreign operations. Material changes in foreign currency exchange rates may materially and adversely affect our financial condition and results of operations.

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

We have a limited number of contracts for our tools and our software product offerings that are not database subscriptions.  Our sales efforts require us to educate our potential customers about the full benefits of our solutions, which often requires significant time and expense. Our sales cycle is typically from 12 to 18 months, and we incur significant expenses, and in many cases begin to build customer-specific tools prior to obtaining contractual commitments, as part of this process, without any assurance of resulting revenue. Investment of time and expense in the sales cycle that does not ultimately result in sales hurts our business. Factors impacting sales and the length of our sales cycle include, but are not limited to, the following:

•	complexity and cost of our tools systems and difficulties we may encounter in meeting individual customer specifications and commitments;

•	our ability to build new tools systems, develop software and design workflows to meet our customers' demands;

•	limited number of customers that are willing to purchase our larger tools systems or enter into licensing agreements with us; and

•	customers' budgetary constraints and internal acceptance review procedures.

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

In order for us to commercialize materials we discover and patent in our collaborations and internal research programs, we need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell products. Currently, we do not have these capabilities and we may not be able to develop or otherwise obtain them.   Most of our commercialization efforts are currently being done through collaborations with our customers and licensees.  We typically receive royalties on sales of products by our partners only if their products containing materials developed by us or if the products are produced using our methods. Commercialization of discovered materials is a long, uncertain and expensive process and we cannot control our partners' activities in this regard. The failure of our partners to commercialize development candidates resulting from our research efforts could reduce our future revenue and would harm our business and operating results. In addition, our partners may delay or cancel commercialization of development candidates which may harm our business and operating results.  If we are unable to successfully commercialize products resulting from our proprietary research efforts, our future revenue and operating results would decline.

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

The market price of our common stock has been highly volatile since our initial public offering. For example, during the 12 months ended June 30, 2009, the highest closing price for our common stock was $12.24 and the lowest closing price for our common stock was $2.45.  Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

•
failure to achieve operating results within the guidance our senior management provides, as occurred in the quarter ended September 30, 2008, or downward revisions in guidance relative to previous forecasts as occurred in October 2008;

•	changes in our growth rates;

•	quarterly variations in our or our competitors' results of operations;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in investors' beliefs as to the appropriate valuation ratios for us and our competitors;

•	changes in investors' acceptable levels of risk;

•	decisions by significant stockholders to acquire or divest their stock holdings, given the relatively low average daily trading volumes we have historically experienced;

•	changes in management;

•	the announcement of new products or services by us or our competitors;

•	speculation in the press or analyst community;

•	developments in our industry; and

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

We may not be able grow our business and achieve profitability.

Our ability to grow our business and achieve profitability is dependent on our ability to:

•	extend current research and development relationships and add new ones;

•	secure customers for the company's new life sciences offerings;

•	secure new Symyx tools customers;

•	enter new partnerships or ventures with third parties that would use our technology and expertise to further develop and commercialize products;

•	add additional licensees of our software, discovered materials, and intellectual property;

•	maintain renewal rates for our database content business;

•	convince existing customers to upgrade to products with greater functionality and increase the number of users within our existing customer base; and

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

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

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. The hiring of qualified scientific and technical personnel is generally difficult because the number of people with experience in high-throughput materials science is limited. We encounter competition for qualified professionals, especially in the San Francisco Bay Area where we are headquartered. Further, as we form new alliances with other collaborative partners or expand on our Symyx Software and Symyx HPR relationships, we may need personnel with specific skill sets that may be difficult to locate or attract. Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain "key person" life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

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

•	a provision that prohibits our stockholders from acting by written consent without a meeting;

•	a provision authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision that permits only the Board of Directors, the President or the Chairman to call special meetings of stockholders; and

•	a provision that requires advance notice of items of business to be brought before stockholders meetings.

These provisions can be amended only with the vote of the holders of 66 2/3% of our outstanding capital stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Symyx was held on June 11, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter.

Our stockholders elected the following person proposed by us as a director by the following votes:

Nominee	Votes For	Votes Against/Withheld	Abstain	Broker Non-Votes
Isy Goldwasser	29,645,961	2,324,667	3,353	0
David C. Hill	28,050,823	4,118,229	5,051	0
Chris van Ingen	30,248,887	1,820,169	5,047	0

G. Stephen DeCherney, Steven D. Goldby, Timothy Harkness and Bruce Pasternack continue their terms as directors.

Our stockholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm of Symyx Technologies, Inc., for the fiscal year ending December 31, 2009. There were 30,673,158 votes in favor of the proposal, and 1,497,958 votes cast against the proposal. There were 2,987 abstentions and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

On August 6, 2009, Trevor Heritage, Senior Vice President and President, Software BU, and Rick Rosenthal, Senior Vice President, Finance, were added as participants to the Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan (the “Severance Plan”).    The terms of the Severance Plan are more fully described in Symyx’s proxy statement filed with the Securities and Exchange Commission on April 29, 2009 under the caption “Potential Payments Upon Termination or Change-in-Control.”

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2009	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ Rex S. Jackson
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

(2) Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K on December 1, 2008.

(3) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-87453), as amended.

(4) Filed herewith.