Form 10-Q
period 2009-09-30
SYMYX TECHNOLOGIES INC
filed 2009-11-05
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes ☒   No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒ No

As of October 30, 2009, Registrant had outstanding 34,453,162 shares of Common Stock, $0.001 par value.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Service	$16,776	$18,382	$50,722	$57,137
Product	4,140	4,819	12,454	14,403
License fees, content and royalties	14,051	15,708	41,812	44,927
Total revenue	34,967	38,909	104,988	116,467

Costs:
Cost of service	6,447	5,044	19,225	14,884
Cost of products	1,899	2,079	6,186	6,378
Cost of license fees, content and royalties	1,353	1,410	4,103	4,328
Amortization of intangible assets arising from business combinations	1,328	1,864	4,749	5,431
Total costs	11,027	10,397	34,263	31,021

Gross profit	23,940	28,512	70,725	85,446

Operating expenses:
Research and development	12,764	18,814	39,673	59,230
Sales, general and administrative	10,397	12,375	32,867	41,896
Restructuring charges	710	-	918	-
Impairment of goodwill	284	-	284	-
Amortization of intangible assets arising from business combinations	1,448	1,476	4,340	4,432
Total operating expenses	25,603	32,665	78,082	105,558

Loss from operations	(1,663)	(4,153)	(7,357)	(20,112)
Gain from sale of equity interest in Ilypsa, Inc.	-	4,939	-	4,939
Interest and other income (expense), net	521	(1,692)	(81)	704
Loss before income tax benefits	(1,142)	(906)	(7,438)	(14,469)
Income tax benefits	2,632	161	4,583	5,407
Net income (loss)	$1,490	$(745)	$(2,855)	$(9,062)

Basic net income (loss) per share	$0.04	$(0.02)	$(0.08)	$(0.27)

Shares used in computing basic net income (loss) per share	34,423	33,788	34,236	33,684

Diluted net income (loss) per share	$0.04	$(0.02)	$(0.08)	$(0.27)

Shares used in computing diluted net income (loss) per share	34,697	33,788	34,236	33,684

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,552	$66,415
Accounts receivable, net	7,311	11,993
Inventories	4,279	3,308
Deferred tax assets, current	3,908	1,449
Income tax receivable	1,056	6,549
Other current assets	6,786	6,351
Total current assets	103,892	96,065

Property, plant and equipment, net	18,946	18,447
Goodwill	39,799	39,979
Intangible assets, net	44,110	53,268
Long-term investments	15,147	15,147
Other assets	1,625	1,608
Total assets	$223,519	$224,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,225	$3,056
Other accrued liabilities	8,204	9,947
Accrued compensation and employee benefits	8,473	9,377
Accrued royalties	3,310	3,628
Income taxes payable	866	567
Accrued restructuring costs	786	4,578
Deferred revenue	32,578	23,519
Total current liabilities	56,442	54,672

Long-term payable	3,630	4,457
Long-term deferred revenue	7,410	7,421
Noncurrent deferred tax liabilities	2,762	5,881
Total noncurrent liabilities	13,802	17,759

Commitments and contingencies (Note 1)

Stockholders' equity:
Common stock, $0.001 par value, 60,000 shares authorized and 34,452 and 34,015 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	34	34
Additional paid-in capital	211,716	207,690
Accumulated other comprehensive income	2,627	2,606
Accumulated deficits	(61,102)	(58,247)
Total stockholders' equity	153,275	152,083
Total liabilities and stockholders’ equity	$223,519	$224,514

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(2,855)	$(9,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	284	-
Depreciation and amortization	4,040	8,344
Amortization of intangible assets arising from business combinations	9,089	9,863
Stock-based compensation	3,335	3,282
Gain from sale of equity interest in Ilypsa, Inc.	-	(4,939)
Gain from sale of property, plant and equipment	-	(1,606)
Deferred income taxes	(5,501)	(3,341)
Tax benefit (deficiency) from employee stock transactions	107	(1,144)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable, net	4,675	11,142
Inventories	(994)	(1,567)
Other current assets	(345)	(867)
Other long-term assets	3	(97)
Accounts payable	(833)	617
Other accrued liabilities	(2,766)	1,629
Accrued compensation and employee benefits	(970)	(290)
Accrued royalties	144	(262)
Income taxes receivable and payable	5,717	(1,261)
Accrued restructuring charges	(3,344)	(1,818)
Deferred revenue	8,981	18,226
Long-term payable	(827)	-
Net cash provided by operating activities	17,940	26,849

Investing activities
Purchase of property, plant and equipment, net	(4,458)	(4,616)
Proceeds from sale of divested assets	-	694
Proceeds from maturities of marketable securities	-	8,400
Proceeds from sale of equity interest in Ilypsa, Inc.	-	4,778
Costs related to business acquisition, net of receipts from the seller of an acquired business	-	(5,101)
Net cash provided by (used in) investing activities	(4,458)	4,155

Financing activities
Proceeds from issuance of common stock under employee plans	1,044	875
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(460)	(499)
Net cash provided by financing activities	584	376

Effect of foreign exchange rate changes on cash and cash equivalents	71	(846)
Net increase in cash and cash equivalents	14,137	30,534
Cash and cash equivalents at beginning of year	66,415	37,077
Cash and cash equivalents at end of period	$80,552	$67,611

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Symyx”) enables global leaders in the life sciences, chemical, energy, and consumer and industrial products industries to optimize and accelerate their scientific research and development (“R&D”). Through its abilities in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, Symyx helps companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize their return on R&D investments.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Sunnyvale, California.

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of September 30, 2009, the unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008, respectively, and the unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008, respectively, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at September 30, 2009 and the results of its operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2008 was derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP for complete financial statements.

Because all of the disclosures required by GAAP in complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2009.

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on November 5, 2009.

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments

As of December 31, 2008 and September 30, 2009, the Company maintained its cash in treasury-bill money market funds, classified as cash and cash equivalents.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its investment in Intermolecular, Inc. (“Intermolecular”) using the cost method of accounting. At both September 30, 2009 and December 31, 2008, the carrying value of Intermolecular was $15,147,000, which equals the original total of the Company’s investments to date in Intermolecular. The Company estimates that the fair value of its investments in Intermolecular was approximately $23,535,000 as of December 31, 2008 and believes that there have not been identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with FASB Accounting Standards Codification (“ASC”) No. 952, Accounting for Franchise Fee Revenue (“ASC 952” and previously referred to as Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of September 30, 2009, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these unaudited condensed consolidated financial statements.

Contingencies

In July 2006, the Company acquired all of the outstanding shares of Autodose SA (“Autodose”).  Pursuant to the terms of the merger agreement the Company entered into with Autodose, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 6,500,000 Swiss Franc (equivalent to $6,277,000 using the foreign currency exchange rate in effect on September 30, 2009) upon achievement of the 2009 revenue target with respect to the Company’s Autodose product line. The Company evaluates the likelihood of achieving this target from time to time. If the 2009 revenue target is met, the Company would record the fair value of any additional consideration as an additional cost of the acquisition and would further consider for the capitalization and impairment of the additional acquisition cost. No additional consideration was recorded as of September 30, 2009.

In August 2008, the Company acquired 100% of the ownership of Integrity Biosolution, LLC (“IntegrityBio”), a privately-held research service company based in Camarillo, California. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of the Company or its affiliates continuously for 24 months from the acquisition date. The Company has determined it is probable the amounts will be earned and paid and has recorded $993,000 as compensation expense from date of acquisition through the period ended September 30, 2009. The Company also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement. As of September 30, 2009, the Company recorded $284,000 payable to the founder of IntegrityBio as additional purchase consideration. These payables and any future liabilities under this purchase agreement will be satisfied in connection with the Company’s exit of its Contract Development and Manufacturing Operations (“CDMO”) activities referenced in Note 11, “Subsequent Events,” below.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Concentration

For the three and nine months ended September 30, 2009 and 2008, the following customers contributed more than 10% of the Company’s total revenue (dollars in thousands):

	Three Months Ended September 30,
	2009	As % of Total Revenue	2008	As % of Total Revenue
ExxonMobil	$3,331	10%	$3,207	8%
Dow	5,953	17%	7,252	19%
Total	$9,284	27%	$10,459	27%

	Nine Months Ended September 30,
	2009	As % of Total Revenue	2008	As % of Total Revenue
ExxonMobil	$10,297	10%	$17,133	15%
Dow	17,387	16%	19,735	17%
Total	$27,684	26%	$36,868	32%

The revenue from these customers has been included in the following reportable segments (see Note 6) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Symyx Software	$1,858	$2,713	$5,721	$7,496
Symyx HPR	7,426	7,746	21,963	29,372
Total	$9,284	$10,459	$27,684	$36,868

The revenue from these customers has been included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service	$4,046	$5,234	$12,380	$19,744
Product	1,571	2,194	3,940	5,143
License fees, content and royalties	3,667	3,031	11,364	11,981
Total	$9,284	$10,459	$27,684	$36,868

Research and Development (“R&D”)

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

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company provides both direct research services and collaborative research services to its customers and records research fundings from its customers as research service revenue. The Company records identifiable R&D expenses related to direct research services to cost of service. For R&D activities performed on behalf of some of the Company’s alliance partners, including Dow and ExxonMobil, that contribute to various revenue streams, such as research service revenue, software consulting revenue and product sales revenue, as the Company does not track fully burdened R&D costs or capital expenditures by project, it is not practical for the Company to accurately record these amounts into various categories of costs of revenue. Therefore, the Company retains these amounts in R&D expenses. However, based on hours spent on each project, the Company estimates the R&D efforts undertaken for various projects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customer-sponsored projects	32%	40%	33%	41%
Internally-funded projects	68%	60%	67%	59%
Total	100%	100%	100%	100%

Inventories

Raw materials inventory consists of purchased parts. Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for product sales in the process of being built. Finished goods inventory consists of completed systems ready for shipment to customers. At each balance sheet date, the Company examines its ending inventories for possible excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. The Company writes down inventories on hand in excess of forecasted demand and writes off inventories that it considers obsolete. Additionally inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw Materials	$-	$20
Work-in-process	4,072	3,288
Finished goods	207	-
Total	$4,279	$3,308

Accrued Warranty

The Company offers a warranty on each Symyx tools system sold to a customer. Warranty terms vary depending upon the product sold and country in which the transaction occurs. However, warranties typically include parts and labor and software bug fixes for a specified period (typically one year). The Company estimates warranty costs to be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Changes in the Company’s product warranty expense accrual during the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009	2008
Balance at January 1	$1,409	$1,728
New warranties issued during the period	401	690
Costs incurred during the period on specific systems	(536)	(456)
Changes in liability for pre-existing warranties during the period, including expirations	(581)	(466)
Balance at September 30	$693	$1,496

Goodwill and Intangible Assets

The Company’s goodwill at September 30, 2009 and December 31, 2008 is reported as follows (in thousands):

	September 30, 2009	December 31, 2008
Symyx Software	$39,347	$39,539
Symyx HPR	452	440
Total	$39,799	$39,979

The Company’s goodwill balance decreased $180,000 during the nine months ended September 30, 2009, attributable to the $452,000 adjustment to restructuring costs related to the MDL Information Systems, Inc. (“MDL”) acquisition discussed in Note 10.  This was offset by the effect of foreign currency exchange rate fluctuation on the goodwill recorded by the Company’s subsidiaries in foreign currencies.

Intangible assets are amortized using the straight-line method over their estimated periods of benefit, ranging from one to seven years.

The Company accounts for goodwill in accordance with FASB ASC No. 350, Goodwill and Other Intangible Assets (“ASC 350” and previously referred to as Statement of Financial Accounting Standards (SFAS) No. 142).  The Company tests goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company allocated goodwill into three reporting units: Symyx Software, Symyx Research and Symyx Tools.

Testing goodwill for impairment requires a two-step approach under ASC No. 350. In determining the fair value of its reporting units in step one of its impairment analysis, the Company uses a combination of the income approach, which is based on the present value of discounted cash flows and terminal value projected for the reporting unit, and the market approach, which estimates fair value based on an appropriate valuation multiple of revenue or earnings derived from comparable companies, adjusted by an estimated control premium. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates, the discount rate, and a selection of peer market transactions. The discount rate that the Company uses in the income approach of valuation represents the weighted average cost of capital that the Company believes is reflective of the relevant risk associated with the projected cash flows.

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

In accordance with FASB ASC No. 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”), previously referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for ASC No. 350 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value. In the fourth quarter of 2008, due to the significant decline of its market capitalization, the Company also performed an impairment test of long-lived assets. As a result of this analysis, the Company concluded that the carrying amounts of intangibles and other long-lived assets in Symyx Research and Symyx Tools reporting units exceeded their implied fair values and recorded an impairment charge.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the impairment analysis conducted in the fourth quarter of 2008, the Company recorded impairment charges of $76,489,000 to goodwill, $2,574,000 to intangible assets and $11,267,000 to property, plant and equipment in the fourth quarter of 2008. Additionally, in the three months ended September 30, 2009, the Company also recorded $284,000 of additional purchase consideration due the seller of IntegrityBio. The Company assessed the recoverability of this amount under the current circumstances and concluded that the goodwill resulted from this additional purchase consideration should be impaired in the third quarter of 2009.

No other indicators of impairment were noted for the nine months ended September 30, 2009.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company assesses its allowance for doubtful accounts based on a combination of factors. In cases in which the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, the Company records a specific allowance against amounts due and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience. For the nine months ended September 30, 2009 and 2008, the Company’s allowance for doubtful accounts changed as follows (in thousands):

	2009	2008
Balance at January 1	$356	$53
New allowance accrued	-	336
Balances written off and other adjustments	(179)	(3)
Balance at September 30	$177	$386

Deferred Costs

Occasionally, the Company enters into certain software consulting service and tool product arrangements under which all revenue is deferred until elements of the arrangements are delivered in the future. In these cases, the direct variable expenses, not exceeding the expected revenue, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of September 30, 2009 and December 31, 2008, the Company deferred approximately $1,297,000 and $2,162,000, respectively, of direct variable expenses related to software consulting service and tools product arrangements in which the revenue is deferred until future periods. The deferred amounts meet the definition of assets.  They are related to deliverable future elements of enforceable contracts and will result in positive margins when the company recognizes them.

To account for deferred costs for contracts for which revenue recognition falls within the scope of FASB ASC No. 605-10-S25, Revenue Recognition (previously referenced as Staff Accounting Bulletin 104), the Company has applied FASB ASC No. 310, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (as amended), previously referred to as SFAS No. 91.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For contracts for which revenue recognition falls within FASB ASC No. 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, previously referred to as AICPA Accounting Statements of Positions No. 81-1, the Company has applied the guidance under FASB ASC NO. 605-35 to account for the related deferred costs.

Fair Value Measurements

In September 2006, the FASB issued ASC No. 820, Fair Value Measurements (“ASC 820,” and previously referred to as Statement No. 157). The accounting pronouncement establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations in which there is little, if any, market activity for the asset or liability. Included in the cash and cash equivalent balances were the fair value of the Company’s cash equivalents of $72,793,000 and $51,999,000 at September 30, 2009 and December 31, 2008, respectively, based on Level 1 inputs.  Effective January 1, 2009, the Company adopted the provisions under ASC 820 for valuation of nonfinancial assets and nonfinancial liabilities. The adoption of such provisions did not impact the Company’s financial position, results of operations or cash flows.

Effect of New Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2009:

FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105” and formerly referred to as SFAS 168) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

FASB ASC No. 810, Amendments to FASB Interpretation No. 46(R) (“ASC 810,” and formerly referred to as SFAS No. 167), makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. ASC 810 will be effective for the Company beginning in the first quarter of 2010. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

FASB Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that require objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criteria requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the potential impact of this standard.

FASB ASU No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described above). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. A total of 194,659 and 127,856 shares were purchased during the nine months ended September 30, 2009 and 2008 at weighted average purchase price of $4.07 and $6.38, respectively. The Company also registered an additional 1,005,793 shares authorized under the evergreen provision of its ESPP program. As of September 30, 2009, there were 2,046,444 shares of common stock available for future purchase under the ESPP. On May 4, 2009, Symyx’s Board of Directors amended and restated the Plan to eliminate the evergreen provision, effective after the January 1, 2009 increase in such reserved share pool, and to provide that the ESPP plan shall have an indefinite term. This amendment and restatement of the ESPP plan was not subject to shareholder approval.

The Company also has adopted various stock plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the Company’s Board of Directors. During the three and nine months ended September 30, 2009, the Company granted options to purchase 0 and 30,000 shares of common stock, respectively, under its stock plans. During the three and nine months ended September 30, 2008, the Company granted options to purchase 597,509 and 675,009 shares of common stock, respectively, under its stock plans, including the 394,509 shares of the replacement options from the stock option exchange program completed in the third quarter of 2008. The Company valued options granted in the three and nine months ended September 30, 2009 and 2008 using the Black-Scholes method with the following valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
Expected dividend	n/a	0%	0%	0%
Risk-free interest rate	n/a	2.6%	1.7%	2.7%
Expected volatility	n/a	51%	61%	51%
Expected life (in years)	n/a	3.0	4.3	3.9

During the three months ended September 30, 2009 and 2008, the Company granted restricted stock units of 0 and 6,611 shares, respectively. During the nine months ended September 30, 2009 and 2008, the Company granted restricted stock units of 68,646 and 40,033 shares, respectively. The fair value of each restricted stock unit equaled the closing sales price of the Company’s common stock on the grant date.

Stock-based compensation expense recognized in the Company’s results of operations for these periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Costs of revenue	$69	$50	$286	$184
Research and development	413	358	812	1,081
Sales, general and administrative	782	712	2,237	2,016
Total	$1,264	$1,120	$3,335	$3,281

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the nine months ended September 30, 2009, the Company issued common stock totaling 437,502 shares under the ESPP and upon the exercise of stock options and the vesting of restricted stock units. As of September 30, 2009, 4,865,679 shares were available for issuance under the Company’s various stock plans.

3.	Earnings (Loss) per Share

The Company has computed basic net income per share using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share and the dilutive effect of stock options, restricted stock units and restricted stock. Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding, less unvested restricted stock during the period. The computation of the basic and diluted income (loss) per share for the three and nine months ended September 30, 2009 and 2008 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,490	$(745)	$(2,855)	$(9,062)

Weighted-average shares of common stock outstanding	34,423	33,788	34,236	33,708
Less: weighted-average restricted stock	-	-	-	(24)
Weighted-average shares used in computing basic net income (loss) per share	34,423	33,788	34,236	33,684
Dilutive effect of employee stock options and restricted stock units, using the treasury method	274	-	-	-
Weighted-average shares used in computing diluted net income (loss) per share	34,697	33,788	34,236	33,684

Basic net income (loss) per share	$0.04	$(0.02)	$(0.08)	$(0.27)
Diluted net income (loss) per share	$0.04	$(0.02)	$(0.08)	$(0.27)

The following shares were excluded from the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008, respectively, because all these shares were anti-dilutive for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options	3,017	4,364	4,689	4,364
Restricted stock units	-	155	528	155
Total anti-dilutive shares	3,017	4,519	5,217	4,519

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Related Party Transactions

The Company entered into a Collaborative Development and License Agreement in March 2005 and an Alliance Agreement in December 2005 with Intermolecular. Under these agreements, the two companies worked together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bore its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008 invested an additional $1,647,000. As of September 30, 2009, the Company owned approximately 12% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, the Company’s Chief Executive Officer, is a director of Intermolecular. For the three months ended September 30, 2009 and 2008, the Company recognized revenue from Intermolecular of $196,000 and $446,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized revenue from Intermolecular of $819,000 and $1,085,000, respectively. As of September 30, 2009, the Company recorded $8,000 of deferred revenue and a $77,000 customer deposit from Intermolecular. As of December 31, 2008, the Company recorded $32,000 of deferred revenue and a $77,000 customer deposit from Intermolecular. There was no outstanding account receivable from Intermolecular at September 30, 2009 or December 31, 2008.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,490	$(745)	$(2,855)	$(9,062)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of tax	-	-	-	(1)
Foreign currency translation adjustment	474	(1,138)	20	951
Other comprehensive income (loss)	474	(1,138)	20	950
Comprehensive income (loss)	$1,964	$(1,883)	$(2,835)	$(8,112)

6.	Segment Disclosure

FASB ASC No. 280, Disclosures about Segments of an Enterprise and Related Information (“ASC 280” and formerly referred to as SFAS No. 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under ASC 280 is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) when deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who allocates resources to and assesses the performance of each business unit using information about the business unit’s revenue and operating income (loss). The Company’s CODM generally does not review the Company’s assets by business segment.

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

The disaggregated financial information reviewed by the CODM in 2009 and 2008 is listed in the table below. The Company has research and development, manufacturing, sales and marketing, and general and administrative groups. Expenses for these groups are generally allocated to the business units. Certain corporate-level operating expenses and charges were not allocated to each business unit and were included in the “other” category. These expenses and charges include, but not limited to:

•	Acquisition-related costs, including in-progress research and development, amortization and any impairment of acquisition-related intangibles and goodwill;
•	Amounts included within restructuring and asset impairment charges; and
•	Results of operations of venture businesses supporting the Company’s initiatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue:
Symyx Software
Service	$10,816	$11,693	$31,678	$32,933
License fees, content and royalties	11,211	13,888	32,874	36,749
Total Symyx Software revenue	$22,027	$25,581	$64,552	$69,682

Symyx HPR
Service	$5,960	$6,689	$19,044	$24,204
Product	4,140	4,819	12,454	14,403
License fees, content and royalties	2,840	1,820	8,938	8,178
Total Symyx HPR revenue	$12,940	$13,328	$40,436	$46,785

Total revenue	$34,967	$38,909	$104,988	$116,467

Operating income (loss):
Symyx Software	$2,573	*	$5,231	*
Symyx HPR	(465)	*	(2,296)	*
Other	(3,771)	*	(10,292)	*
Total operating loss	$(1,663)	$(4,153)	$(7,357)	$(20,112)

*           The Company did not implement a reporting system prior to 2009 to segregate operating expenses by business segment. It is impracticable to restate prior periods to be consistent with the current period presentation.

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers based on the “ship-to” address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$22,471	$22,802	$68,826	$73,370
Europe	8,636	11,976	24,650	32,510
Asia	3,607	3,496	10,768	9,182
Rest of the World	253	635	744	1,405
Total	$34,967	$38,909	$104,988	$116,467

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. In the three months ended September 30, 2009 and 2008, the Company recorded amortization expenses of intangible assets of $2,803,000 and $3,412,000, respectively. In the nine months ended September 30, 2009 and 2008, the Company recorded amortization expenses of intangible assets of $9,170,000 and $10,076,000, respectively. In the fourth quarter of 2008, the Company evaluated the recoverability of intangible assets and recorded an impairment charge of $2,574,000. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2009	$2,667
2010	10,105
2011	8,073
2012	7,517
2013	6,988
Thereafter	8,760
Total	$44,110

8.	Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2009	2008
Expected benefit at federal statutory rate	35%	35%
State taxes, net of federal impact	-3%	7%
Research and development credits	6%	0%
Permanent difference related to stock-based compensation	-9%	-2%
Change in valuation allowance	27%	0%
Change in FIN48 liabilities	10%	0%
Other individually immaterial items	-4%	-3%
Net income tax benefit	62%	37%

During the three months ended September 30, 2009, the Company conducted a study of the tax depreciable lives for certain of its fixed assets placed in service after January 1, 2002. Using the result of the study, the Company reassessed the valuation allowance associated with certain deferred tax assets and released $1,976,000 of such  allowance.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Upon the expiration of certain statutes of limitation, during the three months ended September 30, 2009, the Company recorded a $1,238,000 reduction in unrecognized tax benefits, of which $814,000 was recorded as an income tax benefit and the remaining $424,000 as an increase to additional paid-in capital. The Company also reduced interest accrual for the above uncertain tax positions in the amount of $345,000.

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

Loans under the Credit Agreement bear interest at either (i) for Eurodollar rate loans, the rate per annum equal to the British Bankers Association LIBOR plus a margin ranging from 0.25 percent to 0.50 percent or (ii) a formula based on the Agent’s prime rate and the federal funds effective rate.  Subject to certain conditions stated in the Credit Agreement, the Company may borrow, pre-pay and re-borrow amounts under the Facility at any time during the term of the Credit Agreement.   The Company may also, upon the agreement of either the Agent or additional banks not currently a party to the Credit Agreement, increase the commitments under the Facility up to an additional $50 million. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants and events of default.  The negative covenants set forth in the Credit Agreement include restrictions on additional indebtedness and liens, fundamental changes and entering into burdensome agreements. The financial covenants require the Company to meet quarterly financial tests with respect to consolidated net worth and consolidated interest coverage ratio, and financial tests with respect to a consolidated leverage ratio. As amended and extended, the Credit Agreement will terminate and all amounts owing thereunder will be due and payable on March 1, 2010, unless the commitments are earlier terminated, either at the Company’s request or, if an event of default occurs, by the lenders.

As of September 30, 2009, the Company had no outstanding borrowings under the Facility and was in compliance with all financial covenants related to the Facility.

10.	Restructuring Charges

During the three months ended September 30, 2009, the Company recorded a $710,000 restructuring charge, which included $801,000 of severance and facility exit costs in the United Kingdom as part of the Company’s effort to consolidate its offshore software development activities (“2009 Plan”) and a reduction of $91,000 in estimated restructuring charges for its 2008 reorganization plan described below.

In order to realign its operations to drive performance and improve operating efficiency, on December 3, 2008 the Company initiated a reorganization plan (“2008 Plan”) to combine Symyx Tools and Symyx Research to create Symyx High Productivity Research (“HPR”). The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities. In December 2008, the Company recorded total restructuring charges of $5,160,000 according to FASB ASC No. 420, Accounting for Costs Associated with Exit or Disposal Activities (“ASC 420,” and previously referred to as SFAS No. 146), consisting of severance and one-time benefits of approximately $3,897,000, facilities exit costs of approximately $526,000, write-off of related fixed assets of approximately $583,000, and associated legal costs of approximately $154,000.

The Company estimated the cost of exiting and terminating facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, the Company has estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. The ability to generate estimated sublease income, as well as the ability to terminate lease obligations at estimated amounts, is highly dependent upon the commercial real estate market conditions in certain geographies at the time the evaluations and negotiations are performed.

SYMYX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 1, 2007, the Company acquired MDL, a company providing technical R&D software solutions to more than 1,000 life sciences companies. On October 2, 2007, in connection with the acquisition of MDL, the Company announced a restructuring plan (“2007 Plan”) to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. In October 2007, the Company recorded total estimated restructuring termination benefits of $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with the former MDL employees and therefore was accrued as part of the liabilities assumed at the time of MDL acquisition according to FASB ASC No. 805, Accounting for Business Combinations, previously referred to as SFAS No. 141. The remaining balance associated with the termination of employees of the acquiring company was recorded as part of the operating expenses according to FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, previously referred to as SFAS No. 146. During the three months ended September 30, 2009, the Company further reduced the estimated restructuring charges by $452,000, but estimates that up to $96,000 may yet be incurred in legal fees pertaining to the termination of certain former employees of MDL.

The following table illustrates the change in accrued restructuring costs during the nine months ended September 30, 2009 (in thousands):

	2007 Plan	2008 Plan	2009 Plan	Total
Balance at January 1, 2009	$651	$3,927	$-	$4,578
New charges accrued during the period	-	407	801	1,208
Payments made during the period	(96)	(3,724)	(581)	(4,401)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(459)	(140)	-	(599)
Balance at September 30 , 2009	$96	$470	$220	$786

11.	Subsequent Events

On October 23, 2009, the Board of Directors of Symyx committed the Company to a plan to restructure its HPR business unit. The restructuring plan will be implemented to address underperformance in the Company’s CDMO operation acquired as part of the IntegrityBio acquisition, and to address the anticipated decline in research services following year end as commitments from Dow and ExxonMobil expire.  As part of the restructuring plan:

▪
the Company has exited its Camarillo CDMO facility and commenced a plan to reduce its overall HPR staffing by approximately 75 employees, representing a 15% reduction in the Company’s total current headcount; and

▪
in connection with these actions, the Company expects restructuring costs totaling approximately $5 million, including approximately $1.5 million to $2.5 million of cash, $1.5 million to $2 million of noncash impairment charges to associated leasehold improvements and fixed assets, and approximately $1 million of loss from the sale of intangible and fixed assets.

The Company expects to complete the majority of these restructuring actions by December 31, 2009, and to substantially complete the remaining balance of these actions in the first quarter of 2010.

On October 28, 2009, the Company entered into an Asset Purchase Agreement with the founder of IntegrityBio to sell to him certain tangible and intangible assets of the CDMO business. Pursuant to the agreement (among other matters), the Company will pay a reduced amount to the founder to satisfy the contingent considerations under the original purchase agreement as discussed in the “Contingencies” section of Note 1.

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

Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Symyx Technologies, Inc. enables global leaders in the life sciences, chemical, energy, and consumer and industrial products industries to optimize and accelerate their scientific research and development (“R&D”). Through our expertise in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, we help companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize the return on their R&D investments. Symyx software, tools, and research services enable scientists to design, execute, analyze and report experimental results faster, easier and less expensively.

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

Highlights for the quarter ended September 30, 2009 include:

•
We announced the release of Symyx Notebook 6.3, a major version upgrade that significantly enhances Symyx’s vision of an enterprise electronic lab notebook (“ELN”) to support many scientific disciplines. Previous versions of Symyx Notebook had focused on biology, analytical and synthetic chemistry – version 6.3 rounds out the offering by adding parallel chemistry support for synthetic and medicinal chemistry.

•
We released version 3.2 of the Symyx Isentris® decision support system, enabling scientists to explore, compare and report on information spanning multiple experiments captured in electronic lab notebooks, the Symyx Lab Execution and Analysis (LEA) software suite, laboratory information management systems (“LIMS”) and other information management systems.

•
We announced the opening of a new software research and development center in Bangalore, India, which will collaborate with our other sites on our core scientific information management software solutions.

•
Following the end of the third quarter, we commenced a restructuring in October 2009 (“October 2009 Restructuring”) focused on our HPR business unit. To address underperformance in our contract development and manufacturing operations ("CDMO") acquired as part of the IntegrityBio acquisition, and to address the anticipated decline in the demand for research services following 2009 year end, we are exiting our Camarillo CDMO facility and commencing a plan to reduce our HPR staffing by approximately 75 employees, representing a 15% reduction in our total current headcount. We estimate the associated restructuring costs, including losses on the sale of assets in connection with the CDMO exit, will be approximately $5 million, of which approximately $1.5 million to $2.5 million will be cash. We expect to complete the majority of these restructuring actions by December 31, 2009, and to substantially complete the remaining balance of these actions in the first quarter of 2010.

•
Our net income was $1.5 million, or $0.04 per diluted share, for the quarter, improving from our net loss of $745,000, or $0.02 per share, in the same quarter of 2008, despite lower revenue in the current period. Net income for the current quarter included $2.7 million in discrete income tax benefits.  Our net loss for the nine months ended September 2009 was $2.9 million, or $0.08 per share, a substantial improvement over our net loss of $9.1 million, or $0.27 per share, for the same period of 2008, reflecting the benefits from our 2008 restructuring and the success of our continuing focus on controlling operating expenses.

•	We ended the quarter with cash and cash equivalents totaling $80.6 million, a significant increase over our total cash and cash equivalents of $66.4 million at December 31, 2008.

•
During the three months ended September 30, 2009, we have recorded discrete income tax benefits totaling $2.7 million as a result of changing our valuation allowance against certain deferred tax assets and recognizing tax benefits with the expiration of certain federal statutes of limitation.

•	We secured a multi-million dollar commitment from another top-fifteen pharmaceutical company to deploy our Notebook solution across the enterprise.

Included in our results of operations for the three and nine month periods ended September 30, 2009 was stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Costs of revenue	$69	$50	$286	$184
Research and development	413	358	812	1,081
Sales, general and administrative	782	712	2,237	2,016
Total	$1,264	$1,120	$3,335	$3,281

Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). In “Critical Accounting Policies” under Item 7, and in Note 1 of the Notes to the Consolidated Financial Statements included under Item 8, in each case of our Annual Report on Form 10-K for the year ended December 31, 2008, we describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include the assumptions used in determining the implied fair value of goodwill, the forfeiture rates for stock-based awards, the collectability of outstanding accounts receivables, reserve for excess or obsolete inventory, future warranty expenditures, assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns and the fair value of acquired intangible assets. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following additional critical accounting policy regarding deferred costs.

Deferred Costs

Occasionally we enter into certain software consulting service and tools product arrangements under which all the revenue is deferred until certain elements of the arrangements are delivered in the future.  In these cases, the direct variable expenses, not exceeding the expected revenue, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of September 30, 2009 and December 31, 2008, we deferred approximately $1.3 million and $2.2 million, respectively, of direct and incremental variable expenses related to software consulting service and tools product arrangements where the revenue is deferred until future periods.

When we have deferred software costs, we consider the revenue recognition guidance under which the revenue falls to determine the cost recognition, as well as the realizability of the deferred cost (See “Deferred Costs” section in Note 1 above).

Results of Operations

Revenue

	Three Months Ended September 30,
	2009	2008	Change
(in thousands, except percentages)
Service	$16,776	$18,382	$(1,606)	(9%)
Product	4,140	4,819	(679)	(14%)
License fees, content and royalties	14,051	15,708	(1,657)	(11%)
Total revenue	$34,967	$38,909	$(3,942)	(10%)

	Nine Months Ended September 30,
	2009	2008	Change
(in thousands, except percentages)
Service	$50,722	$57,137	$(6,415)	(11%)
Product	12,454	14,403	(1,949)	(14%)
License fees, content and royalties	41,812	44,927	(3,115)	(7%)
Total revenue	$104,988	$116,467	$(11,479)	(10%)

Revenue for the three months ended September 30, 2009 decreased relative to the same period of 2008 due to a $1.8 million decrease in software license revenue, a $1.2 million net reduction in service revenue from ExxonMobil and Dow, lower software consulting revenue, content revenue and product sales, partially offset by higher maintenance revenue and materials royalties.

Revenue for the nine months ended September 30, 2009 decreased relative to the same period of 2008 due to a $5.4 million reduction in research service revenue following the May 2008 expiration of our primary alliance agreement with ExxonMobil, decreases in software licensing and consulting service revenue, and lower content revenue and Symyx HPR tools sales, partially offset by higher material royalties and maintenance revenue.

Revenue by Segment

We segregate revenue into the following business units:

	Three Months Ended September 30,
	2009	2008	Change
(in thousands, except percentages)
Symyx Software	$22,027	$25,581	$(3,554)	(14%)
Symyx HPR	12,940	13,328	(388)	(3%)
Total	$34,967	$38,909	$(3,942)	(10%)

	Nine Months Ended September 30,
	2009	2008	Change
(in thousands, except percentages)
Symyx Software	$64,552	$69,682	$(5,130)	(7%)
Symyx HPR	40,436	46,785	(6,349)	(14%)
Total	$104,988	$116,467	$(11,479)	(10%)

Symyx Software generates revenue primarily from the licensing of software, including the Isentris platform and our lab execution and analysis software (“LEA”) and Electronic Laboratory Notebook (“ELN”) products, content subscriptions, and providing associated support, maintenance and consulting services. The Software revenue decreases in the three and nine months ended September 30, 2009 compared with the corresponding periods in 2008 reflect primarily difficult market conditions, our customers’ efforts to reduce costs, seat count reductions in connection with acquisition-related consolidations, and revenue deferrals associated with certain significant, multiple-element arrangements.  These decreases were partially offset by higher maintenance revenue from our increased installed base.

Symyx HPR generates revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and other intellectual property. The decrease in Symyx HPR revenue in the three months ended September 30, 2009 from the corresponding period of 2008 resulted largely from the decrease in product sales revenue. The decline in Symyx HPR revenue for the nine months ended September 30, 2009 compared with the same period of 2008 was primarily due to a $5.4 million reduction in service revenue from ExxonMobil due to the expiration of our primary agreement with ExxonMobil in May 2008 and lower product sales while our customers continued to constrain their capital expenditures.

Concentration of Revenue

ExxonMobil and The Dow Chemical Company (“Dow”) are the only two major customers that contributed more than 10% of our revenue for the periods addressed below. The aggregate revenue and corresponding percent of revenue by each revenue component from ExxonMobil and Dow are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2009		2008
Service	$4,046	24%	$5,234	28%
Product sales	1,571	38%	2,194	46%
License fees, content and royalties	3,667	26%	3,031	19%
Total	$9,284	27%	$10,459	27%

	Nine Months Ended September 30,
	2009		2008
Service	$12,380	24%	$19,744	35%
Product sales	3,940	32%	5,143	36%
License fees, content and royalties	11,364	27%	11,981	27%
Total	$27,684	26%	$36,868	32%

With the MDL acquisition in October 2007, we have substantially broadened our customer base, but continue to expect that Dow and ExxonMobil will remain our two largest customers in 2009 based on existing commitments.

Cost of Revenue

	Three Months Ended September 30,
	2009	2008	Change
(in thousands, except percentages)
Costs of revenue:
Cost of service	$6,447	$5,044	$1,403	28%
Cost of products	1,899	2,079	(180)	-9%
Cost of license fees, content and royalties	1,353	1,410	(57)	-4%
Amortization of intangible assets arising from business combinations	1,328	1,864	(536)	-29%
Total costs of revenue	$11,027	$10,397	$630	6%

	Nine Months Ended September 30,
	2009	2008	Change
(in thousands, except percentages)
Costs of revenue:
Cost of service	$19,225	$14,884	$4,341	29%
Cost of products	6,186	6,378	(192)	-3%
Cost of license fees, content and royalties	4,103	4,328	(225)	-5%
Amortization of intangible assets arising from business combinations	4,749	5,431	(682)	-13%
Total costs of revenue	$34,263	$31,021	$3,242	10%

Total costs of revenue represented 32% and 27%, respectively, of total revenue for the three months ended September 30, 2009 and 2008. Total costs of revenue represented 33% and 27%, respectively, of total revenue for the nine months ended September 30, 2009 and 2008. The increase in costs of revenue as a percentage of total revenue was due to incremental expenses from the HPR formulations business resulting from our IntegrityBio acquisition which, as an service business not at scale, has substantially lower margins than our other business lines.  To address underperformance in CDMO, and to address the anticipated decline in research services following the December 2009 expiration of research commitments from Dow and ExxonMobil, we announced a restructuring plan in October 2009 as detailed in Note 11 of the Notes to the Condensed Consolidated Financial Statements..

Cost of service includes certain operating expenses related to software consulting and software and hardware maintenance and costs associated with research services for life science and chemical and energy industries. Cost of service increased 28% and 29%, respectively, for the three and nine month periods ended September 30, 2009 over the same periods in 2008 due to the incremental costs from the acquisition of IntegrityBio in August 2008, increase in research service costs for new research contracts, partially offset by decrease in software service costs due to the deferral of costs as described under “Critical Accounting Policies and Use of Estimates.”

Gross product margin for the three months ended September 30, 2009 was 54%, compared with 57% in the corresponding period of 2008. Gross product margin for the nine month ended September 30, 2009 was 50%, compared with 55% in the corresponding period of 2008. The cost of products varies from period to period due to changes in product mix. In the three months ended September 30, 2009, we recognized revenue on a tool sale with low tool costs, resulting in an unusually high gross product margin on this sale. We do not anticipate that sales of tools with relatively low product costs will continue to contribute significantly to our gross product margin in the future. Additionally, write-downs to inventory for excess and obsolete items affect our margins; in the three months ended September 30, 2009 we recorded incremental write-downs of $414,000.

Cost of license fees, content and royalties consists of primarily royalties we pay for third-party content we include in our content subscription offerings, and remained consistently at approximately 20% of content revenue recognized.

Other Operating Expenses

	Three Months Ended September 30,
	2009			2008
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$12,764	37%	(32%)	$18,814	48%
Sales, general and administrative	10,397	30%	(16%)	12,375	32%
Restructuring charges	710	2%	na	-	0%
Impairment of goodwill	284	1%	na	-	0%
Amortization of intangible assets arising from business combinations	1,448	4%	(2%)	1,476	4%
Total operating expenses	$25,603	73%	(22%)	$32,665	84%

	Nine Months Ended September 30,
	2009			2008
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$39,673	38%	(33%)	$59,230	51%
Sales, general and administrative	32,867	31%	(22%)	41,896	36%
Restructuring charges	918	1%	na	-	0%
Impairment of goodwill	284	*	na	-	0%
Amortization of intangible assets arising from business combinations	4,340	4%	(2%)	4,432	4%
Total operating expenses	$78,082	74%	(26%)	$105,558	91%

* Less than 1%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facilities costs;

•	supplies; and

•	depreciation of owned facilities and laboratory equipment.

Total R&D expenses for the three and nine months ended September 30, 2009 decreased significantly in both dollar and percentage terms versus the same periods in 2008 due (i) to the significant workforce reduction we implemented in December 2008, (ii) to lower depreciation expenses following the write-down of certain fixed asset values in the fourth quarter of 2008, and (iii) to the fact that an increasing amount of personnel and other associated expenses related to research services provided to life science and chemical and energy industries have been recorded as cost of service in the current periods rather than R&D expense.

Research and development includes those activities performed on behalf of some of our alliance partners including Dow and ExxonMobil, as discussed in “Research and Development (“R&D”) section of Note 1 of Notes to the Condensed Consolidated Financial Statements. As we do not track fully burdened R&D costs or capital expenditures by project, these amounts are not included in costs of service. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customer-sponsored projects	32%	40%	33%	41%
Internally-funded projects	68%	60%	67%	59%
Total	100%	100%	100%	100%

The decrease in R&D hours spent on customer-sponsored projects from 2008 to 2009 was primarily due to the decline in our collaboration with ExxonMobil.

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of (i) personnel costs for sales and marketing, general management, finance, legal and human resources, (ii) associated facilities and information technology expenses, (iii) commissions to our foreign sales agents, and (iv) professional expenses, such as outside legal and accounting fees. The decrease in SG&A expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to reduction in workforce implemented in December 2008, decrease in depreciation expense following the write-down of fixed asset fair values in the fourth quarter of 2008 and tighter control of operating expenses. We expect to continue to invest in our sales and support teams and our marketing activities to capitalize on our market opportunities.

Restructuring Charges

In the three months ended September 30, 2009, we recorded $710,000 in restructuring charges consisting principally of severance and facilities exit costs of our UK office and related severance charges as part of a plan to consolidate our offshore software development activities. Total restructuring charges for the nine months ended September 30, 2009 were $918,000.

Impairment of Goodwill

In the three months ended September 30, 2009, we recorded a $284,000 payable to the founder of IntegrityBio, representing a portion of the earnout provided in the original acquisition agreement that is based on the revenue recognized in September 2009 from the IntegrityBio operation. This liability, if determinable at the time of acquisition, would have been recorded to goodwill as part of the purchase price and would have been impaired during our goodwill impairment analysis during the fourth quarter of 2008. We assessed the recoverability of these amounts under the current circumstances and concluded that the goodwill resulting from the additional payable should be impaired in the third quarter of 2009.

Amortization of Intangible Assets Arising from Business Combinations

We amortize intangible assets arising from business combinations on a straight-line basis over their estimated useful lives. The decrease in amortization of intangible assets from 2008 to 2009 was primarily due to the impairment to intangible assets as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, as well as the expiration of amortization periods for certain intangible assets. We expect to continue to report significant amortization expenses of intangible assets arising from business combinations in the next few years.

Gain from Sale of Equity Interest in Ilypsa, Inc.

We recorded gains of $4.9 million from the sale of our equity interest in Ilypsa, Inc. during the three months ended September 30, 2008. This represented the final escrow distribution from the sale of our equity interest in Ilypsa, Inc.

Interest and Other Income (Expense), Net

Interest and other income, net, for the three months ended September 30, 2009 included a $345,000 reversal of interest expenses accrued for uncertain tax positions and a $126,000 foreign currency gain, while Interest and other income, net, for the same period in 2008 included a $1.7 million foreign currency loss. Interest and other income, net, for the nine months ended September 30, 2009 significantly decreased from interest and other income in the same periods of 2008, which included a $1.6 million gain from the sale of our Occupational Health Service business.

Income Tax Benefits

We recorded income tax benefits of $2.6 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, compared to an income tax benefit of $161,000 and $5.4 million for the three and nine months ended September 30, 2008, respectively. The effective income tax benefit rate was 230% and 18% for the three month periods ended September 30, 2009 and 2008, respectively. The effective income tax benefit rate was 62% and 37% for the nine month periods ended September 30, 2009 and 2008, respectively. The effective income tax benefit rate for the three and nine months ended September 30, 2009 was significantly higher than our statutory rate of 35% primarily due to the release of a $2.0 million valuation allowance against federal deferred tax assets as discussed below, the $814,000 income tax benefit from the recognition of previously unrecognized tax benefits upon the expiration of certain statutes of limitation, partially offset by an  additional valuation allowance we recorded against certain state deferred tax assets generated in 2009. Our valuation allowance reflects that portion of deferred tax assets which management believes will not be realized on a more likely than not basis. If the actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may be adjusted, which could materially impact our financial position and results of operations.

During the three months ended September 30, 2009, we completed a cost segregation study for our fixed assets placed in service after January 1, 2002. The study categorized certain fixed assets into classes with shorter tax lives and accelerated the tax depreciation of these assets. As a result, we reassessed the valuation allowance associated with certain deferred tax assets and released our valuation allowance by $2.0 million.

During the three months ended September 30, 2009, in connection with the expiration of certain federal statutes of limitation, we recorded a $1.2 million reduction in unrecognized tax benefits, of which $814,000 was recorded as an income tax benefit and the remaining $424,000 as an increase to additional paid-in capital. We also reduced interest accrual for the above uncertain tax positions in the amount of $345,000.

As of September 30, 2009, we do not anticipate that our gross unrecognized federal tax benefits will change significantly within the next twelve months.

Recent Accounting Pronouncements

See details under the same heading in Note 1 of Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At September 30, 2009, we had cash and cash equivalents of approximately $80.6 million, an increase of $14.1 million from December 31, 2008 and a decrease of $4.3 million from June 30, 2009. A number of our content and maintenance agreements are renewed annually on January 1st of each year resulting in higher cash balances earlier in the year that are depleted as cash is used in funding our operations.

Our operating activities provided $17.9 million and $26.8 million of cash during the nine months ended September 30, 2009 and 2008, respectively. The change in operating cash flow was primarily due to the amounts and timing of customer payments for service and products delivered or to be delivered.

Net cash used in investing activities during the nine months ended September 30, 2009 was $4.5 million, all for the purchase of property and equipment. Net cash provided by investing activities during the nine months ended September 30, 2008 was $4.2 million, resulting from $8.4 million of proceeds from the maturity of marketable securities that were invested in securities that were considered cash equivalents, receipt of $5.5 million in proceeds from the sale of our interest in Ilypsa and of the OHS business, and the receipt of a $5.0 million working capital adjustment from the seller of MDL, net of cash outflows of $10.1 million and $4.6 million used for business acquisitions and for the purchase of property and equipment, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2009 and 2008 was from Employee Stock Purchase Plan (“ESPP”) purchases and option exercises of $1.0 million and $875,000, respectively, partially offset by the payment of employee withholding taxes in exchange for common stock upon the vesting of restricted stock units of $460,000 and $499,000, respectively.

Current liabilities as of September 30, 2009 increased by $1.7 million compared to December 31, 2008, reflecting an increase of $9.1 million in deferred revenue being partially offset by the reduction in accrued restructuring costs and other accrued liabilities.

On September 28, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for Symyx (the “Facility”), secured by substantially all of our assets excluding intellectual property. In March 2009, we entered into an amendment to the Facility with the Agent which lowered the Consolidated Net Worth covenant amount for future measurement dates. In August 2009, we entered into the second amendment to the Credit Agreement in which the Agent consented to the consolidation of our U.S. operation. In September 2009, we entered into the third amendment to extend the term of the Credit Agreement until March 1, 2010. As of September 30, 2009, we were in compliance with the amended covenants in the Credit Agreement and had no borrowing under the Facility.

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

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. Our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of September 30, 2009, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions. We are not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced or the claim is made.

Contingencies

In July 2006, we acquired all of the outstanding shares of Autodose SA (Autodose).  Pursuant to the terms of the merger agreement, the former stockholders of Autodose are eligible to receive additional purchase price consideration of up to 6,500,000 Swiss Franc (equivalent to $6,277,000 using the foreign currency exchange rate in effect on September 30, 2009) upon achievement of the 2009 revenue target with respect to our Autodose product line. We do not expect to pay additional consideration with respect to 2009 sales. However, we will continue to evaluate the likelihood of achieving this target from time to time. If the 2009 revenue target is met, we would record the fair value of any additional consideration as an additional cost of the acquisition. No additional consideration was recorded as of September 30, 2009, and we do not expect to record additional consideration during the remainder of fiscal 2009.

In August 2008, we acquired 100% of the ownership of IntegrityBio, a privately-held research service company based in Camarillo, California. Pursuant to the terms of the purchase agreement, the founder of IntegrityBio will earn an additional $1.75 million in cash, so long as the founder serves as an employee of Symyx or its affiliates continuously for 24 months from the acquisition date. We have determined it is probable the amounts will be earned and paid and have to date recorded $993,000 payable to the founder as of September 30, 2009. We also agreed to pay 46% of total revenue generated by IntegrityBio during the one-year period starting from September 1, 2009 to the founder as additional consideration pursuant to the terms of the purchase agreement, for which we recorded $284,000 payable to the seller as of September 30, 2009. These payables and any future liabilities under this purchase agreement will be satisfied in connection with our exit of the CDMO activities referenced in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations

During the nine months ended September 30, 2009, there were no material changes to our commitments disclosures as set forth under the captions "Principal Commitments" and "Other Commitments" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2009. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended September 30, 2009 were as follows:

•
We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party bears its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, we have an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. Furthermore, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008 invested an additional $1,647,000. As of September 30, 2009, we owned approximately 12% of Intermolecular’s outstanding shares. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, our chief executive officer, is a director of Intermolecular. During the three months ended September 30, 2009, we recorded $196,000 of revenue from Intermolecular.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.”

(b)	Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating Symyx’s business, you should carefully consider the risks described below, as well as other information contained in this Report.  If any of those risks actually occurs, our business, financial condition and operating results could be harmed.  The risks and uncertainties listed are not the only risks and uncertainties facing Symyx.  Additional risks and uncertainties Symyx has not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations. The risks described below have not changed materially from the risks described in Symyx’s Annual Report on Form 10-K for the year ended December 31, 2008, except for those marked with an asterisk (*).

*We depend on a small number of key customers for a large portion of our revenues, particularly in our HPR business unit.  If we are unable to replace the expected decline in certain key customer contracts with new revenue, or if any of our other key customers eliminates or significantly reduces its business with us, our business, financial condition and results of operations would be adversely affected.

We have depended on a relatively small number of key customers for a large portion of our revenues, in particular with respect to our HPR business unit, and expect ExxonMobil, Dow and a select list of other companies will, in the aggregate, continue to account for a substantial portion of our revenues for the foreseeable future.  Given this customer concentration, the loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. For example, our revenue from ExxonMobil and Dow declined from $71.8 million in 2007 to $53.2 million in 2008, and to $27.7 million for the first nine months of 2009, primarily due to the expiration of our alliance agreement with ExxonMobil in May 2008.  We expect revenue from these historically two largest customers to be substantially lower in 2009 compared to 2008, and to decline further in 2010 as our primary research agreement with Dow and certain research services extensions from ExxonMobil expire in December 2009. If we are not able to replace these anticipated decreases in fiscal 2009-2010 with new revenue, our business, operating results and financial condition will be materially and adversely affected.

*We have changed the focus and scope of our HPR business unit.  We can provide no assurances that the remaining HPR offerings will be successful.

Pursuant to the October 2009 Restructuring, we have exited our CDMO business and are exiting discovery research services, the latter the principal research service provided to Dow and ExxonMobil.  As a result of the October 2009 Restructuring, we will be focusing our efforts in HPR on the sale of products, or tools, and associated services.  We do not yet know customers’ reaction to these actions, and it is possible customers may view the October 2009 Restructuring negatively, and as a result, may decline to enter into new or renewal contracts for HPR products and services.  To the extent this occurs, our financial condition and operating results would be materially and adversely affected, and we might incur additional restructuring and other related charges.

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

* We are downsizing the staff in our HPR business, which also may lead to additional voluntary attrition, both of which may make it more difficult for our staff to manage our HPR business.

As part of the October 2009 Restructuring, we are downsizing the staff in our HPR business by 75 employees.  The October 2009 Restructuring will result in an additional burden on the remaining employees in our HPR business, and may result in additional voluntary attrition from our scientific staff. If the remaining employees in our HPR business are not able to fully compensate for the loss of the employees in the downsizing and such possible additional attrition, then we may not be able to perform to the expectations of our HPR customers, which would hurt our HPR business.

* We expect to be a smaller company in 2010, but may not be able to proportionately decrease our expenses of operating as a public company, which may adversely affect our ability to be profitable.

As a result of the expected decline in HPR revenue, we will be a smaller company in 2010.  However, we may not be able to decrease our expenses proportionately, as many expenses of operating as a public company are independent of the size of the company, such as the costs of compliance with the Sarbanes-Oxley Act of 2002.  Consequently, we expect our expenses of operating as a public company will comprise a greater percentage of our costs than previously, which will make it more challenging for our company to be profitable.

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
•
expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies, including the additional impact of the October 2009 Restructuring on customers’ decision-making processes;

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

*We depend upon the research and development activities of companies in the life science, chemical, energy, and consumer and industrial products industries, among others, and declines or reductions in the research and development activities of these industries could harm our business.

The market for our research services, tools, and software within the life science, chemical, energy, and consumer and industrial products industries depends on our customers' ability and willingness to invest in research and development. If we cannot renew existing contracts or enter into new arrangements at the pace we expect, our business and operating results will be harmed.

In particular, many companies in the life science and chemical industries have, in the past several years, experienced declining profitability, and in many cases, losses, and this negative trend does not appear to have abated as of the date of this Report. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. In addition, many chemical products have become commodity products that compete primarily on the basis of price. As a result, some chemical and life science companies have reduced their research and development activities and/or delayed investments in new technologies. If commoditization of chemical products and other pressures affecting the profitability of the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe our technologies can help life science, chemical, energy, and consumer and industrial products companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they will be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our tools, or choosing not to work with us, any of which could reduce our revenue and harm our business and operating results. In addition, as noted above, the October 2009 Restructuring may negatively impact customers’ decisions with respect to the renewal of current contracts or entering into new contracts, with respect to our HPR business.

*Difficulties we may encounter developing a new line of business, integrating acquisitions or growing through other means may divert resources, disrupt our business, and limit our ability to successfully expand our operations.

If we develop a new line of business or pursue a partnership or venture, our management’s attention may be diverted from normal daily operations of the business. Furthermore, acquisitions or other growth initiatives, such as our introduction of contract services in the life science market, places strain on our research, administrative and operational infrastructure and may, in the short-term, significantly impact our margins and profitability. As our operations expand domestically and internationally, and as we continue to acquire new businesses, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and further growth effectively requires us to continue improving our reporting systems and procedures and our operational, financial and management controls. In addition, SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully improve our management information and control systems to a level necessary to manage our acquisition activity or growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

In addition, there is no guarantee that we will successfully integrate a given acquisition target into our product portfolio, after closing of such an acquisition.  For example, in October 2009 we decided to exit the CDMO business, which we acquired in July 2008 as part of Integrity Biosolution, Inc.

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

The market price of our common stock has been highly volatile since our initial public offering. For example, during the 12 months ended September 30, 2009, the highest closing price for our common stock was $9.51 and the lowest closing price for our common stock was $2.45.  Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

•
failure to achieve operating results within the guidance our senior management provides, as occurred in the quarter ended September 30, 2008, or downward revisions in guidance relative to previous forecasts as occurred in October 2008;

•	changes in our growth rates;

•	quarterly variations in our or our competitors' results of operations;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in investors’ beliefs as to the appropriate valuation ratios for us and our competitors;

•	changes in investors’ acceptable levels of risk;

•	decisions by significant stockholders to acquire or divest their stock holdings, given the relatively low average daily trading volumes we have historically experienced;

•	changes in management;

•	the announcement of new products or services by us or our competitors, and investors’ reaction to the new product portfolio resulting from the October 2009 Restructuring;

•	speculation in the press or analyst community;

•	developments in our industry; and

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

We may not be able grow our business and achieve profitability.

Our ability to grow our business and achieve profitability is dependent on our ability to:

•	extend current research and development relationships and add new ones;

•	secure customers for the company’s new life sciences offerings;

•	secure new Symyx tools customers;

•	enter new partnerships or ventures with third parties that would use our technology and expertise to further develop and commercialize products;

•	add additional licensees of our software, discovered materials, and intellectual property;

•	maintain renewal rates for our database content business, in the face of competition and the increasing availability of free content;

•	convince existing customers to upgrade to products with greater functionality and increase the number of users within our existing customer base; and

•	make discoveries that our customers choose to commercialize that generate a substantial stream of royalties and other revenue.

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

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. The hiring of qualified scientific and technical personnel is generally difficult because the number of people with experience in high-throughput materials science is limited. We encounter competition for qualified professionals, especially in the San Francisco Bay Area where we are headquartered. Further, as noted above, particularly with respect to our HPR business, in light of the October 2009 Restructuring, we will need personnel with specific skill sets that may be difficult to locate, attract and retain. Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain “key person” life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future.  The recent decline in our market value of our common stock, as well as the October 2009 Restructuring, may complicate this effort by reducing the perceived value of equity compensation awards to our employees and candidates for employment. We may not be able to meet our future hiring needs or retain existing personnel.  We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly scientific and technical personnel, would impair our ability to grow our business.

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

Key parts of our tools are currently available only from a single source or a limited number of sources. In addition, components of our capital equipment are available from one or only a few suppliers. While we are not bound by long-term arrangements with such suppliers, and have been able to find replacement vendors in prior instances, if supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for our tools or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms.

Even if alternative sources of supply are available, it could be time-consuming and expensive for us to qualify new vendors and integrate their components into our tools. In addition, we depend upon our vendors to provide components of appropriate quality and reliability. Consequently, if supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products; these delays would materially and adversely affect our business in the event that a key transaction were to be impacted.

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

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: November 5, 2009	/s/ Isy Goldwasser

Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2009	/s/ Rex S. Jackson

Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

10.45(4)	Third amendment to Credit Agreement, dated as of September 25, 2009, between Symyx Technologies, Inc. and Bank of America, N.A. as administrative agent and L/C issuer

31.1(4)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(4)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(4)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements

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