Form 10-K
period 2009-12-31
SYMYX TECHNOLOGIES INC
filed 2010-02-26
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-27765

SYMYX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0397908
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1263 East Arques Avenue
Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 764-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $102.5 million, based on the closing price for the common stock on the NASDAQ Global Select Market on such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 16,578,000 shares held by directors, officers and stockholders whose ownership exceeded 5 percent of the registrant’s outstanding common stock as of June 30, 2009. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

As of February 23, 2010, 34,692,061shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K where indicated. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

i

PART I

ITEM 1.  BUSINESS

This discussion and other parts of this Annual Report on Form 10-K (Report), including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "plan," "intend," "goal," "anticipate," "should," "planned," "estimated," "potential," and "continue," or the negatives thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements whenever they appear in this Report. Forward-looking statements include, without limitation, statements regarding: our intentions, beliefs and expectations regarding our future financial performance and operating results; anticipated trends in our business; the status of our collaborations with industry leaders; the impact of general economic trends on our business; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months; our expectations regarding our customers; our market penetration and expansion efforts; the potential impact and benefits of our technology on our customers and their research and development; our expectations regarding the development, effectiveness and acceptance of our technology; the expansion of our capabilities and our portfolio of intellectual property; the effect of our past acquisitions; our belief regarding the adequacy of our supply arrangements; our belief regarding employee relations; and our expectations regarding the likelihood of, and the effects of, the divestiture of our High Productivity Research business as described in this Report.

Among the factors that could cause actual results to differ materially are the factors detailed in Item 1A, "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. You should also consult the risk factors listed from time to time in Symyx’s quarterly reports on Form 10-Q and other Securities and Exchange Commission (SEC) filings.

General

Symyx Technologies, Inc. was incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are located at 1263 East Arques Avenue, Sunnyvale, California, 94085, and the telephone number at that location is (408) 764-2000. Our mailing address is 415 Oakmead Parkway, Sunnyvale, CA 94085. Our common stock trades on the NASDAQ Global Select Market under the symbol “SMMX.”

During fiscal 2009, Symyx enabled global leaders in life sciences, chemical, energy, and consumer and industrial products industries to optimize and accelerate their scientific research and development (R&D) through our expertise in two complementary business segments:  Symyx Software and Symyx High Productivity Research (HPR).

Symyx Software provides a suite of scientific software, content and technology, as well as associated professional services, to support R&D information lifecycle management across the enterprise, improving scientists’ ability to search, develop, manage, manipulate and store research data and to manage intellectual property. Symyx Software was the larger of our two business units in 2009, accounting for 59% of our 2009 revenue.

Symyx HPR provides various ways for customers to access our proprietary high-throughput technologies for parallel (versus serial) experimentation, enabling greater speed and breadth of research. Symyx HPR develops and applies high-throughput technologies that empower customers to engage in faster, broader experimentation by working with small amounts of materials in an automated fashion and utilizing parallel, or array-based, testing. Our customers can bring some of the capabilities of our laboratories into their own organizations by purchasing our tools and workflows to integrate and automate laboratory experimentation to increase research productivity. Customers can also leverage our expertise and infrastructure through the purchase of contract research services, with programs that range from directed research to strategic collaborative relationships. Symyx HPR accounted for 41% of our 2009 revenue.

In October 2009, we commenced a restructuring focused on Symyx HPR (the October 2009 Restructuring) to address underperformance in our contract development and manufacturing operations (CDMO) acquired as part of the Integrity Biosolution (IntegrityBio) acquisition in August 2008, and to address an anticipated decline in demand for research services following the end of 2009.  In the fourth quarter of 2009, we exited our CDMO business and began a process to reduce HPR staffing by approximately 75 employees, representing a 15% reduction in total Symyx headcount. We completed the majority of these restructuring actions by December 31, 2009, and will substantially complete the remaining balance of these actions in the first quarter of 2010.

On February 11, 2010, and following an extensive sales process led by our financial advisors, we announced the execution of a definitive agreement (Divestiture Agreement) pursuant to which Symyx will divest the assets of HPR’s tools operations and of certain of our recently restructured contract research services operations (the Divestiture) to a newly formed company, HPR Global, Inc. (HPR Global).  HPR’s president, John S. Senaldi, resigned from Symyx prior to the signing of the Divestiture Agreement to lead the acquisition of HPR assets as founder and chief executive officer of HPR Global.  Pursuant to the Divestiture Agreement, we will transfer to HPR Global substantially all existing HPR physical assets and certain intellectual property assets, including a portion of our patent portfolio and certain components of our Lab Execution and Analysis (LEA) software suite.  Symyx also expects to provide approximately $8.6 million of positive net working capital (mostly in cash) at closing.  In return, Symyx will receive a $10.0 million note and common stock representing an approximately 19.5% equity interest in HPR Global. Symyx will retain all existing rights to royalties and licensing fees previously included in HPR, as well as relevant patents underlying these entitlements.  Finally, we anticipate substantially all current HPR employees will be offered employment with HPR Global following the closing of the Divestiture.  Symyx expects to close the Divestiture by the end of March 2010, and to conclude certain remaining legacy chemical research services contracts by the end of the second quarter of 2010.  As a result of these actions, Symyx expects to conclude all of its HPR activities other than its ongoing license and royalty entitlements.

Symyx Software and Symyx HPR were both fully integrated into Symyx’s business in fiscal 2009.  The Divestiture has not closed as of the date of this Report, and will not close unless all of the conditions to closing are met or waived.  Accordingly, in most respects this Report presents Symyx’s 2009 fiscal year and related matters (including without limitation, the Risk Factors and Management Discussion and Analysis sections of this Report) without taking the Divestiture into account. However, where appropriate, we have provided commentary and forward-looking statements regarding the likely impact of the Divestiture on our business.

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

Traditional materials research relies on an expensive, labor intensive and time-consuming process of trial and error.  However, by applying informatics (through the licensing of Symyx Software) and miniaturization, parallelization and automation (through the sale of Symyx HPR tools and research services) to research and development, we have helped transform our customers’ R&D operations, enabling them to advance their research and development faster and more cost effectively.

We primarily have served customers in two broad categories:

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

Symyx Solutions

Symyx Software

We have developed our software offerings through acquisitions and internally.  Most recently, in October 2007 we acquired MDL Information Systems, Inc. (MDL), a leading provider of scientific informatics software, databases and services.  We acquired IntelliChem, Inc. (IntelliChem) in November 2004, and Synthematix, Inc. (Synthematix) in April 2005; these two companies provided us our initial entry into the market for electronic lab notebook (ELN) applications. Internally, we have developed a number of solutions, including our Symyx Notebook enterprise ELN platform, leveraging much of the knowledge gained from our IntelliChem and Synthematix acquisitions, and our LEA software suite, which enables scientists to design experiments, execute those experiments on our automated workflows, and capture and analyze large quantities of multi-media data.

Today, Symyx Software encompasses:

Symyx Notebook Platform.  Symyx Notebook replaces paper notebooks traditionally used by scientists, providing a digital environment in which scientists can plan, execute, record, store, back up and share their daily research activities. Our enterprise ELN solutions have a consistent “back end,” our Vault platform described below, and we continue to develop domain-specific capabilities for scientists engaged in discovery, process, analytical, formulations and biology functions that are designed with their specific workflows in mind. We believe having the front-ends customized based on specific functions best meets the needs of scientists, while having those front-ends built on a common platform facilitates enterprise-wide adoption and use of Symyx Software, enabling optimal use of research data, improving data and documentation quality, and insuring adherence to standard operating procedures.

Symyx Isentris®.  Symyx Isentris is a comprehensive solution consisting of a number of industry-leading products, including:

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

(v)
SymyxCheshire® for defining cheminformatic business rules for different applications to perform particular operations, such as chemical convention checks, chemical structure validation, and physico-chemical property calculations;

(vi)
Symyx Core Interface for accessing essential services for managing and supporting critical application workflows, building consistent, high-quality applications quickly, creating useful data views and finding information easier; and

(vii)	SymyxDirect for searching and registering molecules and reactions in Oracle® databases using a single, powerful chemistry data cartridge.

Vault Platform. Our ELN and LEA offerings all leverage our proprietary database solution, Vault Platform, which supports workflow, information access, security, signatures, document storage and access, and collaboration within regulated and non-regulated environments.

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

Lab Execution and Analysis. Our LEA applications enable scientists to control, monitor and manage the acquisition of large amounts of data from automated laboratory instruments, semi-automated instruments and manual instrumentation.  We developed LEA on a vendor-neutral architecture, so it can collect data from our instruments as well as from a broad range of third-party laboratory equipment resources, delivering highly flexible method development into the hands of scientists.

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

The principal components of our LEA suite are:

(i)
Library Studio: an intuitive, graphical environment that enables scientists to design complex libraries for a variety of applications, including polymer formulation, catalyst synthesis, pharmaceutical API salt selection and crystallization, and material synthesis;

(ii)
Automation Studio: a flexible environment that accelerates experimental workflows and improves R&D productivity by automating and controlling multiple laboratory instruments, and handling collection/storage, real-time data processing, data analysis, searching and reporting;

(iii)
Spectra Studio: consists of a suite of visualization and manipulation tools that allows users classify large sets of spectra automatically, to review the clustering results, manually manipulate group assignments and save the results for later retrieval and comparison with other experimental data;

(iv)
PolyView: a flexible and comprehensive search engine to retrieve data stored across synthesis and screening activities, enabling the user to view combinations of data from multi-step synthetic and analytical processes collected through the lifetime of the test sample; and

(v)
Data Loaders:  over 50 data loaders are available for processing output files from analytical instruments including NMS, FT-IRs and HPLCs, enabling the manual or automated import of data into the Symyx Vault data warehouse.

Upon the closing of the Divestiture Agreement referenced above, Symyx will transfer Library Studio and Automation Studio, which are central to HPR’s tools operations, to HPR Global.  In connection with that transfer, Symyx and HPR Global will enter into a commercial agreement pursuant to which the parties will cooperate on sales and support of LEA generally, grant certain cross-licenses, and provide for compensatory payments to the owner of individual LEA components where those components are included within LEA licenses by the other party to a customer.

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

As discussed in the section entitled “General” above, we have entered into the Divestiture Agreement, which we expect to close in the first quarter of 2010.  We believe that the Divestiture will enhance Symyx’s ability to operate as a highly-focused, positive cash flow, software-only business, and to capitalize on our strategic growth opportunities.

Symyx HPR

The following summary relates to HPR’s business as conducted through the fourth quarter of 2009.

Introduction -- High-Throughput Technologies

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

In conventional terms, creating and testing a single material is considered one experiment. Using our miniaturized, automated technology to execute hundreds to thousands of experiments at a time and our software applications to design, schedule, run, manage and share the data from those experiments, scientists can dramatically increase the probability of success and reduce the time and costs per experiment to discover new materials. For example, using traditional methods, a team consisting of a chemist plus a technician could perform 500 to 1,000 experiments per year. In our laboratories, that same team could perform 10 to 25 times of these same experiments at a vastly reduced cost per experiment. As a result, Symyx-enabled scientists can improve their productivity, generate significantly more data, increase the possibility of successful discoveries within a given timeframe and reduce associated program costs dramatically.

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

Automated Tools

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

Research Services

Symyx HPR’s scientific teams perform research on behalf of customers, with a goal of producing breakthrough discoveries and at times developing new high-throughput technologies, which we then commercialize principally through Symyx HPR tools and services. These services have historically been provided in the context of an alliance or collaboration agreement under which we provide the platform technologies and effort, and our partners acquire rights to develop and commercialize resulting materials within their defined fields of license.  Under these broader arrangements, of which our agreements with ExxonMobil Corporation (ExxonMobil) and The Dow Chemical Company (Dow) are the most extensive examples, we receive research funding, and in some cases, rights to future royalties or other payments on materials we may discover once our partner commercializes those materials. Our research programs also contribute greatly toward the development of our intellectual property, instrumentation and software, as we typically own or control all inventions pertaining to high-throughput methodology conceived and reduced to practice in connection with activities under the agreements and all know-how and intellectual property rights related thereto.

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

As part of the October 2009 Restructuring, we substantially reduced our research services offerings.

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

As noted above, following the closing of the Divestiture, Symyx will retain all existing rights to royalties and licensing fees previously included in HPR, as well as relevant patents underlying these entitlements, but expect no further materials development after the closing.

Research and Development

Our overall R&D expenditures for 2009, 2008 and 2007, respectively, were $52.4 million, $75.4 million and $66.2 million. We do not track our fully burdened R&D costs by project. However, based on hours spent on each project, we estimate our R&D efforts were allocated as follows:

	2009	2008	2007
Customer-sponsored projects	28%	37%	55%
Internally-funded projects	72%	63%	45%
Total	100%	100%	100%

Our overall R&D expenditures in dollar terms will be substantially reduced upon the closing of the Divestiture Agreement, but substantially all of the remaining expenditures will be internally-funded projects in support of our Symyx Software products.

Customers

We have a record of building enduring relationships with customers as they apply our various offerings in flexible ways to meet their needs. For some customers, we have performed research and share their successes through royalties on commercial discoveries.  For others, we have provided Symyx Software applications, HPR tools or HPR research services either alone or in combination.  Our goal in all accounts has been to provide a comprehensive set of solutions from each of our business areas.

The following table lists all of our major customers that contributed more than 10% of the total revenue in any of the fiscal years ended December 31, 2009, 2008 or 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
ExxonMobil	$13,747	$24,514	$36,489
Dow	$25,522	28,681	35,301
Total	$39,269	$53,195	$71,790

The following table illustrates the revenue contributed by the above customers as a percentage of total revenue in the fiscal years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
ExxonMobil	9%	15%	29%
Dow	17%	18%	28%
Total	26%	33%	57%

Under our April 1, 2003 alliance agreement with ExxonMobil, we provided research services in certain exclusive areas, developed and sold Symyx HPR tools and licensed Symyx Software and intellectual property.  The original five-year commitment under that agreement was approximately $200 million and expired on May 31, 2008.  We continue to be entitled to receive royalties from the commercialization of materials, processes and products based on discoveries made in other fields covered by the original alliance agreement (and would retain these rights following the Divestiture).

Under our January 1, 2005 alliance agreement with Dow, we contracted to perform research in a number of exclusive areas, develop and provide HPR tools, and license Symyx software and intellectual property. This alliance agreement expired on December 31, 2009 but continues to entitle us to receive royalties from the commercialization of materials, processes and products based on discoveries made in the fields covered by that agreement. Effective November 29, 2007, we executed a supplemental agreement with Dow which includes additional commitments to us of approximately $49.0 million for purchases of Symyx HPR tools and research services, establishes minimum royalties over the period 2008-2015, and reduces applicable royalty rates to encourage Dow’s full use and broad commercialization of technology developed under the original agreement.  Following the Divestiture, Symyx will retain these royalty rights; HPR Global would assume the tools and related development services aspects of our remaining agreements with Dow.

For the fiscal years ended December 31, 2009, 2008 and 2007, approximately 38%, 36%, and 12%, respectively, of our total revenue was generated from sales to customers located in foreign countries. See Note 6 of the Notes to Consolidated Financial Statements for further detail. We are exposed to risks associated with international operations. See “We are exposed to risks associated with export sales and international operations that may limit our ability to generate revenue from our products and intellectual property” under Item 1A, “Risk Factors.”

We provide in our financial statements the amount of total revenue contributed by the following classes of products and services accounting for more than 10% of consolidated revenue in the periods presented: (i) Service, (ii) Product Sales and (iii) License Fees, Content and Royalties.

Sales and Sales Support

Substantially all of our sales are direct, though we have non-exclusive distribution relationships in Europe, Australia, Japan, Korea and India.  As of December 31, 2009, our sales organization consisted of more than 50 employees in the United States, Europe and Japan, with Symyx Software and Symyx HPR each maintaining separate salesforces. We expect approximately 10 sales employees to join HPR Global upon closing of the Divestiture.

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

Intellectual Property and Other Proprietary Rights

Our success, particularly in our HPR business unit, has depended in large part upon our proprietary technology. The risks associated with patents and other intellectual property are more fully discussed in the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K.

Our patent portfolio as of December 31, 2009 consisted of more than 350 issued patents, including approximately 300 in the United States and the balance in Europe and in Asia, with approximately 200 additional applications pending worldwide. These patents and applications cover composition of matter, instruments and methodology, and include issued patents with broad claims in high-throughput combinatorial methodologies, and software patents. We co-own with Lawrence Berkeley National Laboratory (LBNL), on behalf of The Regents of the University of California, 26 of the issued patents in the United States and other countries. We have an exclusive license to these patents and patent applications from Lawrence Berkeley National Laboratory, which was agreed to upon our formation. In addition to patents, we rely on copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. The earliest filed patents will begin to expire in 2014.

In connection with the divestiture, Symyx will retain ownership of its software patents and applications, of the patents co-owned with LBNL, and of other patents supporting Symyx’s existing licensing and royalty entitlements, but will transfer to HPR Global those remaining patents and applications it deems applicable to research and tools.

Markets

Our primary markets are life sciences, chemical, energy, and consumer and industrial products.  We provide software, and in 2009 also provided hardware and related services, that enable the R&D operations of companies in these industries to achieve breakthroughs in scientific R&D productivity and return on investment.  Global companies in life sciences, chemical, energy, and consumer and industrial products spent more than $100 billion on R&D in 2007.  While the economic downturn that commenced in the second half of 2008 materially and negatively affected R&D spending, and is likely to continue to do so in 2010, we believe companies will continue to invest in technology products and services to increase productivity.

Competition

Symyx Software competes in the research software market. In our assessment, the research software market is highly fragmented. In the area of electronic lab notebooks, or ELNs, Symyx Software competes primarily with CambridgeSoft, ChemAxon, IDBS and others.  We believe Symyx Software’s enterprise platform strategy and its long-standing relationships with key customers through its Isis/Isentris products meet the corporate interests of a single consistent platform, fewer, stronger vendors and a reputation for good customer support, while still offering domain specific workflows to meet the needs of individual scientists and chemists.  While we believe we are competitive on price and other business terms, because ELN adoption is in its early stages, to date we do not believe price is a primary driver.

Our Isis/Isentris platform competes with a number of smaller spot solution providers.  We believe the breadth of our Isis/Isentris platform, its extensive integration with other applications at most of our customers, and our continuing releases of additional functionality within our maintenance and support fee structure are competitive advantages.

Finally, our scientific content subscription products compete primarily with Elsevier, CAS and Thomson Reuters.  We believe our chemical sourcing content competes favorably due to the comprehensiveness of our databases in this area and the fact that our product sourcing reference numbering system has been widely adopted by our customers and vendors in the industry.  Regarding our other content subject areas, the market is highly competitive, with depth of information by area and price being key competitive factors.  Our competitive position varies by subject area and the specific needs of the account.

With respect to Symyx HPR, our tools compete with certain instrument manufacturers, including Chemspeed Technologies, Zinsser Analytic, Tecan Group Ltd. and others. We believe the modular design of our tools offerings, which allows customers to purchase an initial tool and then expand by adding additional Symyx and/or third-party instruments and relevant portions of LEA to create a complete, integrated workflow, enables us to compete favorably.  Because our HPR tools are semi-customized to customized to meet the needs of our customers, we compete on value rather than price.

In research services, we compete primarily with our customers’ in-house R&D efforts.

Financial Information about Geographic Areas

Revenue is attributed to the following geographic locations based on the physical location of our customers (as a percentage of total revenue in the respective periods):

	2009	2008	2007
United States	62%	64%	88%
Europe	27%	26%	9%
Asia	10%	9%	3%
Rest of the World	1%	1%	*
Total	100%	100%	100%
* Less than 1%

The tables below show long-lived assets by location (in thousands):

	Years Ended December 31,
	2009	2008	2007
Long-lived assets in U.S.	$101,238	$114,373	$195,246
Long-lived assets in foreign countries	13,156	14,076	33,207
Total long-lived assets	$114,394	$128,449	$228,453

Backlog of Committed Revenue

As of December 31, 2009, our backlog was approximately $88.2 million, including approximately $24.9 million of customer commitments we intend to assign to HPR Global in connection with the Divestiture.  Our backlog at December 31, 2008 was approximately $100 million. Our backlog consists of contractual commitments from our customers for the next 12 months for products to be shipped, research, consulting and maintenance services to be provided, and license and content revenue to be recognized. The decrease in backlog from 2008 to 2009 is mainly due to lower research service commitments from our customers. Because of the occasional customer-driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Seasonality

Our business is seasonal in a number of respects.  In Symyx Software, our renewals of maintenance and of our content subscriptions are heavily weighted towards the first half of the calendar year, with many domestic and European contracts having a start date at the beginning of the year, and many contracts in Asia beginning early in the second quarter.  Because revenue associated with these contracts is recognized ratably over their respective terms, the seasonal effect on our revenues is lessened, but significant cancellations would have the effect of creating a material revenue decline following these renewals seasons.  Further, due to the timing of these renewals, in Symyx Software we typically generate positive cash flow in the first two quarters of each calendar year and are neutral to negative in the second half of each year.

In Symyx HPR, our fourth quarter has historically been strongest for our tools operations in terms of both bookings and revenues due to our customers’ budgetary cycles, as our customers are either spending remaining capital budgets in the fourth quarter or planning significant capital expenditures for the following year.

Employees

As of December 31, 2009, we had approximately 460 employees, including approximately 300 scientific and technical employees and 160 employees in business development, sales, and general and administrative functions. Our total headcount decreased in 2009, primarily due to the reductions in force discussed in Note 13 of the Notes to Consolidated Financial Statements. We anticipate our headcount will continue to decrease in fiscal 2010 as we carry out the Divestiture. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 23, 2010:

Name of Executive Officer	Age	Position with the Company
Isy Goldwasser (1)	40	Chief Executive Officer
Rex S. Jackson (2)	49	Executive Vice President and Chief Financial Officer
Trevor Heritage (3)	43	President, Symyx Software
Charles Haley (4)	40	Senior Vice President and General Counsel
Richard J. Rosenthal (5)	54	Senior Vice President of Finance and Principal Accounting Officer

(1) Mr. Goldwasser has been with Symyx since its founding in 1994, was appointed President and Chief Operating Officer in 1998, and was appointed Chief Executive Officer in June 2007. Mr. Goldwasser received a B.S. degree in chemical engineering from the Massachusetts Institute of Technology and an M.S. degree in chemical engineering from Stanford University.

(2) Mr. Jackson joined Symyx in February 2007 as Executive Vice President, General Counsel and Secretary.  In June 2007, Mr. Jackson assumed the role of interim Chief Financial Officer and in October 2007 was appointed Chief Financial Officer. Prior to joining Symyx, he served as Senior Vice President and General Counsel at Avago Technologies Ltd. from 2006 to 2007 and held multiple positions at Synopsys, Inc. from 2003 to 2006, most recently as Senior Vice President, General Counsel and acting Chief Financial Officer. Mr. Jackson was primarily responsible for the entire legal function at each of Avago Technologies and Synopsys. Mr. Jackson obtained a B.A. degree in political science from Duke University and a J.D. degree from Stanford University.

(3) Dr. Heritage was Senior Vice President and Chief Science Officer of MDL Information Systems, Inc. for three years prior to Symyx’s acquisition of MDL in October 2007 and was appointed President of Symyx Software effective June 1, 2008. Prior to joining MDL, Dr. Heritage was with Tripos, Inc., a discovery informatics company focused on the life sciences industry, from 1994 to 2005, most recently serving as senior vice president and general manager, Discovery Informatics, responsible for leading the product development. Dr. Heritage has a B.S. degree in chemistry and computer and a Ph.D. degree in organic chemistry from University of Reading, United Kingdom.

(4) Mr. Haley joined Symyx as Senior Vice President and General Counsel in September 2008.  Prior to Symyx, from October 2006 to September 2008, Mr. Haley served as Deputy General Counsel of BigBand Networks, Inc. (BigBand), a technology company serving the telecommunications and cable industries based in Redwood City, CA.  Prior to BigBand, Mr. Haley was an associate and then partner in the law firm of Tomlinson Zisko LLP, from June 2002 to September 2006.  Mr. Haley’s past experience was primarily in the area of legal functions. Mr. Haley holds a J.D. from the University of Virginia, School of Law, and a B.A., summa cum laude, from Princeton University in Near Eastern Studies.

(5) Mr. Rosenthal joined Symyx as Senior Vice President of Finance and Principal Accounting Officer in December 2007. Prior to Symyx, he was employed by LSI Corporation, a manufacturer of communications, consumer and storage semiconductors, from 1997 until December 2007, most recently serving as Vice President and Corporate Controller, responsible for accounting and business operations.  Mr. Rosenthal obtained a B.S. degree in accounting from San Jose State University and an M.B.A. from Santa Clara University.

There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the Board’s discretion.

Environmental Matters

Symyx HPR involves the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. We have a number of programs underway to minimize our impact on the environment, such as ongoing safety trainings and lab owner program. These programs typically do not require material capital expenditures.  We believe we are in substantial compliance with applicable environmental laws and regulations. With the HPR Divestiture, we will focus on our software business and expects to substantially discontinue further use of hazardous chemicals and materials, reducing our exposure in environmental matters.

Company Website and Available Information

We are subject to the informational requirements of the Securities and Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the SEC. Our website can be found at www.symyx.com and it contains information about Symyx, our products and services and our operations. Copies of our filings with the SEC on Forms 10-K, 10-Q and 8-K and all amendments to those reports can be viewed and downloaded free of charge at our website as soon as reasonably practicable after they are filed with the SEC.  Any materials we file with the SEC may be read at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Anyone may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website also contains our Corporate Governance Guidelines, charter and membership of the Board’s Audit, Compensation and Nominating and Governance Committees, as well as our Code of Conduct and Ethics.

ITEM 1A. RISK FACTORS

In evaluating Symyx’s business, you should carefully consider the risks described below, as well as other information contained in this Report.  It should be noted Symyx Software and Symyx HPR were both fully integrated into Symyx’s business in fiscal 2009, and the Divestiture has not closed as of the date of this Report (and Symyx cannot guarantee it will close).   Accordingly, in most respects these Risk Factors are provided without taking the Divestiture into account.  In certain Risk Factors, Symyx describes likely changes in subsequent disclosures and effects on Symyx’s business, in the event that the Divestiture does close.  If any of those risks actually occurs, our business, financial condition and operating results could be harmed.  The risks and uncertainties listed are not the only risks and uncertainties facing Symyx.  Additional risks and uncertainties Symyx has not anticipated or are currently seen as immaterial also may materially and adversely impair our business operations.

We expect to be a smaller company in 2010, but may not be able to proportionately decrease our operating expenses, particularly as a public company, which may materially and adversely affect our cash flows and profitability.

As a result of our exiting the CDMO and research services business, and should we close the expected Divestiture, we will be a substantially smaller company in 2010.  However, we may not be able to decrease our expenses proportionately, as many expenses of operating, in particular as a public company, are independent of the size of the company, such as the costs of compliance with the Sarbanes-Oxley Act of 2002.  Consequently, we expect our public company operating expenses will comprise a greater percentage of our costs than previously, which will make it more challenging for us to be profitable.

The Divestiture poses significant operational and financial risks to Symyx that, if realized, could have a material adverse effect on our financial interests in the transaction and our customer relationships, which could in turn adversely affect our business, financial condition and results of operations.

We have undertaken a material level of business effort and cost to enter into the Definitive Agreement, and expect the Divestiture will close.  If the Divestiture fails to occur for any reason, Symyx Software and HPR customers could suffer material disruption.  If the Divestiture closes, Symyx will need to provide certain transition services on a cost plus basis, which could distract company personnel from other duties in support of Symyx Software.  Further, Symyx has no operational or other control over HPR Global and cannot guarantee that HPR Global management will successfully manage HPR Global going forward as necessary to insure Symyx will collect on the $10,000,000 note issuable in the Divestiture, will see appreciation in Symyx’s equity interest in HPR Global, and/or will suffer no adverse impact on customer relationships for Symyx Software.  Finally, we cannot predict the impact of the Divestiture on our stock price in the public markets.

We depend upon the research and development activities of companies in the life science, chemical, energy and consumer and industrial products industries, among others, and declines or reductions in the research and development activities of these industries could harm our business.

The market for our software, tools and research services within the life science, chemical, energy and consumer and industrial products industries depends on our customers’ ability and willingness to invest in research and development. If we cannot renew existing contracts or enter into new arrangements at the pace we expect, our business and operating results will be harmed.

In particular, many companies in the life science and chemical industries have, in the past several years, experienced declining profitability, and in many cases, losses, and this negative trend does not appear to have abated as of the date of this Report. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. In addition, many chemical products have become commodity products that compete primarily on the basis of price. As a result, some life science and chemical companies have reduced their research and development activities and/or delayed investments in new technologies. If commoditization of chemical products and other pressures affecting the profitability of the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although we believe our technologies can help life science, chemical, energy, and consumer and industrial products companies increase the efficiency of their research and development activities, our efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they may be less likely to do business with us. As a result of current industry consolidation, a number of our pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with us, fewer or smaller scale intellectual property and software licenses, fewer sales of our tools, or choosing not to work with us, any of which could reduce our revenue and harm our business and operating results.

We depend on a number of key customers for a large portion of our revenues.  If we are unable to replace the expected decline in certain key customer contracts with new revenue, or if any of our other key customers eliminates or significantly reduces its business with us, our business, financial condition and results of operations would be adversely affected.

We have depended on a relatively small number of key customers for a large portion of our revenues, in particular with respect to our HPR business unit. The loss of any of our key customers or a material reduction in business from one or more of these customers would materially harm our business, financial condition and operating results. For example, our revenue from ExxonMobil and Dow declined from $71.8 million in 2007 to $53.2 million in 2008 and to $39.3 million in 2009, primarily due to the expiration of our alliance agreement with ExxonMobil in May 2008.  Our primary alliance agreement with Dow and certain research services extensions from ExxonMobil expired in December 2009.  These expirations were the primary drivers of our decision to execute the October 2009 Restructuring.  If the Divestiture does not close, in 2010 we will continue to depend upon Dow for a significant portion of HPR revenue.  In Symyx Software, our top 25 customers account for more than 60% of our annual revenue for that business.  If we are not able to effect the Divestiture and thereafter fail to maintain our business with Dow, or if one or more agreements with our top 25 customers are not fully renewed annually, our business, operating results and financial condition will be materially and adversely affected.

We are exposed to general global economic and market conditions, which declined significantly in 2008 and did not significantly recover in 2009.

Our business is subject to the effects of general economic conditions in the United States, Europe, Asia and globally, and, in particular, market conditions in the life science and chemical industries. For example, our tools revenue has been affected by customer delays and cancellations, and our software content and consulting service revenues have declined as customers cut costs, delay new projects and reduce staff.  Continued or worsening economic slowdowns globally in the life science and/or chemical industries will materially and adversely impact our business, operating results and financial condition.

Recent worldwide market turmoil adversely affects our customers, which in turn impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions have continued to deteriorate globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general. Further, a number of our current and prospective customers have merged with others or been forced to raise significant amounts of capital. These market factors have, in turn, reduced customer demand for our software consulting services, reduced seat counts for our software and content at certain customers, and extended decision-making for major capital or software purchases. If we are unable to adequately respond to changes in demand resulting from these difficult market and economic conditions, our financial condition and operating results will be materially and adversely affected.

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

We have acquired a number of businesses in the past. In the future, we may engage in additional acquisitions and expand our business focus in order to exploit technology or market opportunities.  In the event of any future acquisitions or business expansions, we may issue stock that would dilute our current stockholders’ percentage ownership, pay cash, incur debts or assume liabilities. Our success depends upon our ability to successfully integrate the products, people, and systems we acquire in these transactions. We may not be able to successfully integrate acquired businesses into our existing business in a timely and non-disruptive manner or at all. In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, amortization of acquisition-related intangible assets, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. As an example, in December 2008, with the recent decrease in our market capitalization, we recorded a $76.5 million impairment charge to our goodwill associated with our acquisitions.

In addition, there is no guarantee that we will successfully integrate a given acquisition target into our product portfolio after closing of such an acquisition.  For example, in October 2009 we recorded a loss of $2.0 million in connection with exiting the CDMO business, which we acquired in August 2008.

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

•
expiration of or reduction in revenue derived from research contracts with major collaborative partners, which may not be renewed or replaced with contracts with other companies, including the additional impact of the October 2009 Restructuring and the Divestiture on customers’ decision-making processes;

•	the amount and timing of royalties we receive from third parties, including those who license Symyx tools and Symyx Software for resale;

•	customers’ willingness to renew annual right to use software or content licenses or maintenance and support agreements;

•	the size and timing of both software and intellectual property licensing agreements we may enter into;

•	the size and timing of customer orders for, shipments of and payments related to Symyx tools;

•	the concentration of Symyx tools sales in the second half of the year, with the majority of those sales occurring in the fourth quarter;

•	the sale of integrated workflows including software and tools that may cause our tools revenue to be recognized ratably over future periods under our revenue recognition policy;

•	the technical risks associated with the delivery of Symyx tools and the timing of customer acceptance of Symyx tools;

•	the timing and willingness of partners to commercialize our discoveries that would result in royalties;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	special charges related to completed or potential acquisitions;

•	the size and timing of research and development programs we undertake on an internally funded basis;

•	developments or disputes concerning patent or other proprietary rights;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	fluctuations in the market values of our cash equivalents and short and long-term investments and in interest rates, including any gains or losses arising on the sale of these investments;

•	changes in accounting rules and regulations, including those related to revenue recognition, stock-based compensation and accounting for uncertainty in income taxes; and

•	general and industry-specific economic and financial uncertainties, which may affect our customers' capital investment levels and research and development investment decisions.

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

The sales cycle for our tools, and for a number of our software products is long and complex, and requires us to invest substantial resources in a potential sale before we know whether the sale will occur.

We have a limited number of contracts for our tools, and for our software product offerings (other than content database subscriptions).  Our sales efforts require us to educate our potential customers about the full benefits of our solutions, which often require significant time and expense. Our sales cycle is typically from 12 to 18 months, and we incur significant expenses, and in many cases begin to build customer-specific tools prior to obtaining contractual commitments, as part of this process, without any assurance of resulting revenue.   As another example, in many cases an enterprise ELN deployment will require a long sales cycle (and also may result in delayed revenue, as there will be services deliverables with respect to which we have not established Vendor Specific Objective Evidence for pricing).  Investment of time and expense in the sales cycle that does not ultimately result in sales hurts our business. Factors impacting sales and the length of our sales cycle include, but are not limited to, the following:

•	complexity of convincing customers of the efficacy of an enterprise-wide ELN solution;

•	customers' budgetary constraints and internal acceptance review procedures;

•	limited number of customers that are willing to purchase our larger tools systems or enter into licensing agreements with us;

•	complexity and cost of our tools systems and difficulties we may encounter in meeting individual customer specifications and commitments; and

•	our ability to build new tools systems and design workflows to meet our customers’ demands.

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

We are constantly assessing strategic investment projects with potential to deliver significant value creation opportunity for our shareholders. These projects include, but are not limited to, royalty-bearing programs, spin-offs such as our Divestiture and joint ventures. The process of investigating and implementing these projects is risky, may create unforeseen operating difficulties and expenditures, may involve significant additional operating expenses or investments, and may distract our management team. Failure of any such investment project, if pursued, would have a material adverse effect on our operating results and financial condition.

Our stock price has been and may continue to be volatile.

The market price of our common stock has been highly volatile since our initial public offering. Volatility in the market price for our common stock can be affected by a number of factors, including, but not limited to, the following:

•	Market reaction to the Divestiture;

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

These factors and fluctuations may materially and adversely affect the market price of our common stock.  Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation, with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options or restricted stock units, or to use our stock to acquire other companies or technologies at a time when cash or financing for such acquisitions may not be available.

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

We may not be able to grow our business and achieve profitability.

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

Our inability to keep pace with technological advances and evolving industry standards would harm our business.

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

Our success will depend on our ability to retain our current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. The hiring of qualified scientific and technical personnel is generally difficult because the number of people with experience in high-throughput materials science is limited. We encounter competition for qualified professionals, especially in the San Francisco Bay Area where we are headquartered. Further, as noted above, particularly with respect to our HPR business, in light of the October 2009 Restructuring, we will need personnel with specific skill sets that may be difficult to locate, attract and retain (this would be of particular risk to Symyx if the Divestiture fails to close for any reason). Although we have entered into employment contracts with most of our senior management, any of them may terminate their employment at any time.  In addition, we do not maintain “key person” life insurance policies covering any of our employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and we may not be able to retain our personnel.  The loss of the services of members of our senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of our objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning our business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems or with their new roles, we may experience some disruption to our ongoing operations.  Moreover, the loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

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

Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments and the effectiveness of internal control over financial reporting.  During the course of our testing we may identify deficiencies that we are required to remediate in order to comply with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, there are certain areas of accounting such as income tax that involve extremely complex rules that vary by country, where an inadvertent error, not misconduct, if undetected through effective internal control, could be deemed a material weakness in our internal controls. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations, and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems, and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our product is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

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

Our HPR business involves the use of a broad range of hazardous chemicals and materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. We cannot completely eliminate the risk of accidental contamination or injury from the handling, disposal or storage of these materials. In the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials, we could be subject to civil damages due to personal injury or property damage caused by the release or exposure and the resulting liability could exceed our resources. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Accordingly, any violation of environmental laws or failure to properly handle, store, or dispose of hazardous materials could result in restrictions on our ability to operate our business and could require us to incur potentially significant costs for personal injuries, property damage and environmental clean-up and remediation.

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

Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•
a classified Board of Directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that holders of a majority of our common stock would need two annual meetings of stockholders to gain control of the Board;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities currently consist of approximately 264,000 square feet of office, research and manufacturing space in California, New Jersey and Oregon, as well as Japan, Switzerland, France, Germany and Sweden. We own an approximately 39,000 square-foot building at 3100 Central Expressway, Santa Clara, California which consists of office and laboratory space. The remaining properties consist of office, manufacturing and laboratory spaces leased to us under lease agreements that expire from 2010 to 2016. While our facilities are shared between our business units, much of our Software business unit is housed in our San Ramon, California and Bend, Oregon facilities, with much of our corporate staff located in Sunnyvale, California. A closing condition of the Divestiture Agreement is that  HPR Global will sublease from us all of the Sunnyvale, California facility currently devoted to the tools portion of HPR, and our office in Geneva, Switzerland.  We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and reasonably foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SMMX.” The following table sets forth, for the period indicated, the low and high closing prices per share for our common stock as reported by the NASDAQ Global Select Market.

	HIGH	LOW

2008
First Quarter	$8.18	$6.19
Second Quarter	$8.40	$6.93
Third Quarter	$12.24	$6.59
Fourth Quarter	$9.51	$3.03

2009
First Quarter	$5.92	$2.45
Second Quarter	$6.57	$3.73
Third Quarter	$6.99	$5.88
Fourth Quarter	$6.92	$4.07

As of February 23, 2010, there were approximately 89 holders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception and we currently intend to retain all future earnings, if any, to use in our business. Further, under the terms of our credit agreement with Bank of America, N.A., we are restricted from making any cash dividend payments. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return for each of the NASDAQ composite and the S&P Biotechnology index for the 5-year period ended December 31, 2009. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/04	12/05	12/06	12/07	12/08	12/09

Symyx Technologies, Inc.	100.00	90.82	71.85	25.56	19.77	18.30
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
S&P Biotechnology	100.00	118.28	115.04	111.10	122.56	113.66

ITEM 6.  SELECTED FINANCIAL DATA

The financial information as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 is derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

(In thousands, except per share data)	For the Years Ended December 31,
Consolidated Statements of Operations Data:	2009	2008	2007	2006	2005
Revenue:
Service	$70,542	$74,892	$59,034	$57,933	$56,980
Product	23,888	25,033	34,898	33,526	26,663
License fees, content and royalties	56,016	59,120	31,140	33,441	24,494
Total revenue	150,446	159,045	125,072	124,900	108,137
Costs of revenue:
Cost of service	26,012	21,094	8,995	6,519	3,826
Cost of products	10,806	10,444	14,281	11,811	11,090
Cost of license fees, content and royalties	5,649	5,876	1,773	-	-
Amortization of intangible assets	5,909	7,355	3,873	2,571	2,252
Total costs of revenue	48,376	44,769	28,922	20,901	17,168
Gross profit	102,070	114,276	96,150	103,999	90,969
Operating expenses:
Research and development	52,350	75,365	66,186	59,268	47,151
Sales, general and administrative	45,071	54,589	41,935	34,497	25,249
Restructuring charges	2,578	4,952	-	-	-
Impairment to goodwill, intangibles and other long-lived assets	327	90,330	-	-	-
Acquired in-process research and development	-	-	2,500	1,392	1,590
Amortization of intangible assets	5,791	5,903	2,253	1,699	1,263
Total operating expenses	106,117	231,139	112,874	96,856	75,253
Income (loss) from operations	(4,047)	(116,863)	(16,724)	7,143	15,716
Gain from sale of equity interest in Ilypsa, Inc.	-	4,939	40,826	-	-
Loss from sale of IntegrityBio business	(2,009)	-	-	-	-
Interest and other income (expense), net	(229)	135	5,694	7,709	4,427
Income (loss) before income tax benefit (expense) and equity loss	(6,285)	(111,789)	29,796	14,852	20,143
Income tax benefit (expense)	5,147	5,173	(10,698)	(6,382)	(8,141)
Equity in loss from investment in Visyx Technologies Inc.	-	-	(314)	(186)	-
Net income (loss)	$(1,138)	$(106,616)	$18,784	$8,284	$12,002

Basic net income (loss) per share	$(0.03)	$(3.16)	$0.57	$0.25	$0.37

Diluted net income (loss) per share	$(0.03)	$(3.16)	$0.56	$0.24	$0.35

Shares used in computing basic net income (loss) per share	34,321	33,747	33,199	33,199	32,819

Shares used in computing diluted net income (loss) per share	34,321	33,747	33,557	34,214	34,564

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$81,777	$66,415	$45,472	$149,995	$168,625
Working capital	$57,391	$41,393	$40,750	$146,180	$162,237
Long-term investments	$15,147	$15,147	$13,500	$13,714	$-
Goodwill and intangible assets	$80,290	$93,247	$180,515	$31,657	$32,065
Total assets	$226,808	$227,585	$316,898	$260,006	$241,412
Total stockholders' equity	$156,734	$152,083	$252,241	$228,376	$218,529

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2009 are not necessarily indicative of the results that may be expected for future fiscal years. In particular, we have described our expectations with respect to the Divestiture which, if closed, will materially impact our future results.  For purposes of this discussion and analysis in this Report, however, we have presented our analysis (with some clarifying changes set out below) to reflect the fact that the Divestiture has not occurred (and may not occur).  The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

Since our inception, we have invested heavily in developing technology, laboratory systems and software to automate, accelerate and digitize traditional R&D and pursue high-throughput materials research.  Our scientific team has deep technical expertise. Through Symyx Software, we offer customers integrated R&D collaboration, execution and analysis applications, and access to scientific content and industry-leading chemical informatics, logistics and decision-support applications. Through Symyx HPR, we historically have provided research services to our customers and sometimes enter into longer-term, broad technical alliances for discovery and development of new materials.  We also apply our expertise in high-throughput research technologies to offer automated tools to enable improved R&D execution in our customers’ laboratories.

We have generated revenue and cash flows from operations from licensing Symyx Software, subscriptions to certain scientific content and accompanying services and support; from selling and supporting Symyx HPR tools; from providing research services; and from licenses and royalties from our discovered materials and intellectual property.

Recent Events

Our major recent events and their impact on our business are highlighted below:

•
Profitability – Fourth quarter of 2009 net profit was $1.7 million, or $0.05 per diluted share, following the third quarter’s net profit of $1.5 million, or $0.04 per diluted share, and reflecting the Company’s $32.5 million, or 25%, year-over-year reduction in R&D, sales and general and administrative expenses in 2009 relative to 2008.

•
Symyx Notebook 6.4 – In January 2010, we announced the release of Symyx Notebook 6.4, offering scientists improved support for method development, validation and execution in regulated and non-regulated analytical labs. This latest release of Symyx's ELN offers new cross-experiment referencing and reporting capabilities that improve collaborative workflows for multidisciplinary teams working in the life sciences, chemicals, energy and consumer products industries.

•
Workflow Agreement with China Petroleum & Chemical Corporation – In November 2009, we announced a deal with China Petroleum & Chemical Corporation (Sinopec Corp.) to supply a Zeolite Synthesis Workflow for research in energy and chemical development. This will be Symyx’s first large-scale implementation of a high-throughput system with a Chinese company. We expect to assign the agreement underlying this tools sale to HPR Global in the Divestiture.

•
Hosted Informatics – In October 2009, we announced the launch of hosted informatics software to researchers working in the pharmaceutical, biotechnology and chemical industries and academia. The new hosted offerings, to be accessed via a software-as-a-service business model, will combine Symyx software with data archiving capabilities in a secure, state-of-the-art data hosting and communications facility. The hosted informatics environment will enable more R&D organizations to benefit from scientific software by reducing the requirements for information technology (IT) infrastructure and resources, lowering total cost of ownership and accelerating ELN deployment.

•
October 2009 Restructuring -- In October 2009, we commenced the October 2009 Restructuring to address underperformance in our CDMO acquired as part of the IntegrityBio acquisition in fiscal 2008, and to address an anticipated decline in demand for research services following the 2009 year end.  In the fourth quarter of 2009, we exited our CDMO business and began a process to reduce HPR staffing by approximately 75 employees, representing a 15% reduction in total Symyx headcount. We completed the majority of these restructuring actions by December 31, 2009, and will substantially complete the remaining balance of these actions in the first quarter of 2010.

•
HPR Divestiture -- On February 11, 2010, and following an extensive sales process led by our financial advisors, we announced the execution of a Divestiture Agreement and the HPR Divestiture pursuant to which Symyx will divest HPR’s tools operations and certain of our recently restructured contract research services operations to a newly formed company, HPR Global. HPR’s president, John S. Senaldi, resigned his employment from Symyx prior to the signing of the Divestiture Agreement to lead the acquisition of HPR assets as founder and chief executive officer of HPR Global.  Pursuant to the Divestiture Agreement, we will transfer to HPR Global substantially all existing HPR physical assets and certain intellectual property assets, including a portion of our patent portfolio and certain components of our LEA software suite. Symyx also expects to provide approximately $8.6 million of positive net working capital (mostly in cash) at closing.  In return, Symyx expects to receive a $10.0 million note and common stock representing an approximately 19.5% equity interest in HPR Global. Symyx will retain all existing rights to royalties and licensing fees previously included in HPR, as well as relevant patents underlying these entitlements. Finally, we anticipate HPR Global will offer employment to substantially all current HPR employees following the closing of the Divestiture. Symyx expects to close the Divestiture by the end of March 2010, and to conclude certain remaining legacy chemical research services contracts by the end of the second quarter of 2010.  As a result of these actions, Symyx expects to conclude all HPR activities other than its ongoing license and royalty entitlements. We believe the Divestiture will allow Symyx to operate as a highly-focused, positive cash flow, software-only business, and to capitalize on its strategic growth opportunities.

Impairment to Goodwill, Intangibles and Other Long-lived Assets

In the fourth quarter of 2008, pursuant to our accounting policy, we performed an annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amounts of goodwill included in our Symyx Software and Symyx HPR segments exceeded their implied fair values and recorded an impairment charge of approximately $76.5 million, which is included in the caption “Impairment to Goodwill, Intangibles and Other Long-Lived Assets.”  The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting units within these segments as of December 1, 2008, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill based upon a blended approach. The income approach uses estimates of future operating results and cash flows of each of the reporting units discounted at estimated discount rates ranging from 19% to 21%. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast developed as part of our strategic planning cycle conducted annually during the fourth quarter of 2008. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the MDL and IntegrityBio acquisitions. Refer to Note 1 of the Notes to Consolidated Financial Statements for further details.

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

No material impairment charges were recorded in 2009.

Integrity Biosolution, LLC

On August 13, 2008, we acquired IntegrityBio, a privately-held research service company based in Camarillo, California for approximately $10.2 million, with additional contingent consideration as described below.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB) on business combinations, we allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our research business. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

The total cash purchase price for this acquisition was $10.2 million, including working capital adjustments of $0.6 million paid in January 2009, and $0.2 million in transaction costs, consisting of legal and other professional service fees.

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

In October 2009, to address underperformance in our CDMO operations acquired as part of the IntegrityBio acquisition, and to address the anticipated decline in the demand for research services after 2009, we exited our CDMO operations and commenced a plan to reduce our HPR staffing by approximately 75 employees, representing a 15% reduction in our total current headcount. We completed the majority of these restructuring actions by December 31, 2009, and will substantially complete the remaining balance of these actions in the first quarter of 2010. In the fourth quarter of 2009, we sold all the tangible and intangible assets acquired during the IntegrityBio acquisition and recorded a total loss of $2.0 million.

Acquisition of MDL Group Companies

On October 1, 2007, we acquired MDL for $123 million in cash. Of the $123 million cash paid, the parties placed $10 million in escrow pending the final determination of any detriments suffered or benefits enjoyed by MDL as a result of pre-closing intercompany transactions between certain MDL group companies and the seller. The escrow account (including interest earned) was subsequently settled in 2009, resulting in a distribution of $6.6 million to Symyx (including $5.0 million in working capital adjustments, a $1.3 million tax reimbursement and a $325,000 reimbursement for professional fees) and the remaining balance to the seller of MDL.

The purchase price for this acquisition was $121.5 million, consisting of approximately $118.0 million in cash and $3.5 million in transaction costs, consisting of banking, legal and other professional service. The purchase price allocation is as follows (in thousands):

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

Critical Accounting Policies

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (GAAP). Note 1 of the Notes to Consolidated Financial Statements included under Item 7 in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the assumptions used in determining the implied fair value of goodwill, intangibles and other long-lived assets, assumptions used to determine the stock-based compensation of our equity awards, including the volatility rate and the forfeiture rates for stock-based awards, reserve for excess or obsolete inventory, future warranty expenditures, significant management judgment required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns, the foreign currency rate used in determining the effect of foreign currency exchange rate fluctuation on our financial statements and the accounting policies adopted to defer costs associated with various contracts.  We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.

Source of Revenue and Revenue Recognition Policy

We generate revenue from services provided under research collaborations, the sale of products, license of software, content subscriptions, provision of support and maintenance services, and the license of intellectual property. It is possible for our customers to work with us in multiple areas of our business and contracts may include multiple elements of service revenue, product revenue, and license and royalty revenue. In determining the basis for non-software product revenue recognition, we first determine the fair value of any extended warranty services and defer this revenue to be recognized over the service period. For those contracts that involve multiple element deliverables, we identify all deliverables and allocate revenue among the units of accounting. In an arrangement that includes software that is more than incidental to the products or services as a whole, we recognize revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with the authoritative guidance on software revenue recognition.

Service Revenue

We recognize revenue from research agreements, software consulting agreements, and support and maintenance agreements as earned upon performance of the services specified in the agreements. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized as earned upon performance of the services over the relevant periods specified in the agreement, generally the research term. Research revenue is either recognized as research service time is delivered to the customer or as the results of research experiments are delivered to the customer over the term of the agreement. Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

Revenue allocable to support and maintenance is recognized on a straight-line basis over the period the support and maintenance is provided. Our software licenses may provide for technical support, bug fixes and rights to unspecified upgrades on a when-and-if-available basis for periods defined within the contract. Revenue related to this customer support and maintenance is deferred and recognized over the term of the contracted support.

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

Software License and Database Content Fees

For database content and software licensed on an annual right to use basis, revenue is recognized on a straight-line basis over the term of the license. For revenue allocable to the software portion of a multiple element arrangement or licensed on a perpetual basis, we recognize revenue upon delivery of the software product to the end-user and commencement of the license, unless we have ongoing obligations for which fair value cannot be established or the fee is not fixed or determinable or collectibility is not probable, in which case we recognize revenue only when each of these criteria have been met. By way of example, for our ELN software products and the software products we acquired from MDL, we have not yet established the fair value of certain ongoing obligations and accordingly, any perpetual license fees are recognized ratably over the period of the ongoing obligations (typically a bundled support and maintenance commitment of one year). The only software product for which we have established Vendor Specific Objective Evidence of fair value is our LEA software product maintenance and annual licenses. We consider all arrangements with payment terms longer than 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs, or when fair value for any remaining undelivered elements can be established, or when the only remaining undelivered elements are post-contract customer support, which we will recognize ratably over the term of support.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

We test goodwill of our reporting units for impairment annually during our fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the evaluation of the operating segments in 2008, we allocated goodwill into three reporting units: Symyx Software and Symyx Research and Symyx Tools. Symyx Research and Symyx Tools comprised the Symyx HPR operating segment.

In 2009, due to the change in Symyx’s business and therefore combination of Symyx Research and Symyx Tools within the HPR operating segment, we allocated goodwill into two reporting units: Symyx Software and Symyx HPR, consistent with our segment disclosure described in Note 6 of the Notes to Consolidated Financial Statements.

We test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.

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

In 2008, we recorded an impairment charge of $90.3 million to goodwill, intangible assets and other long-lived assets. See further discussion in Note 1 of the Notes to Consolidated Financial Statements.

In 2009, we recorded an additional impairment charge of $327,000 to goodwill in connection with the IntegrityBio additional consideration as discussed in Note 1 of the Notes to Consolidated Financial Statements.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimated volatility using historical stock price information. We estimated option life using simplified method. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. Included in cost and operating expenses is stock-based compensation expense recognized in our results of operations for the years ended December 31, 2009, 2008, and 2007 as follows (in thousands):

	2009	2008	2007
Costs of revenue	$361	$227	$294
Research and development	1,183	1,396	2,627
Sales, general and administrative	2,856	2,745	2,796
Total	$4,400	$4,368	$5,717

Write-downs for Excess and Obsolete Inventory

We carry our inventory at the lower of cost or market, cost generally being determined on a specific identification basis. We apply judgment in determining the provisions for slow-moving, excess and obsolete inventories based on historical experience and anticipated product demand. In 2009, 2008 and 2007, we wrote-down $562,000, $1.2 million and $396,000 of excess and obsolete inventory, respectively.

Reserves for Warranties

A warranty expense accrual is established at the time of customer acceptance of a Symyx tools system and is included as a cost of product sold. Management is required to exercise judgment in establishing the appropriate level of warranty expense accrual for each Symyx tools system delivered. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The actual results with regard to warranty expenditures could have a material impact on our financial statements. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period in which such a determination is made. When actual warranty costs are lower than our original estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. In 2009, 2008, and 2007, we recorded favorable adjustments to warranty expense of approximately $596,000, $699,000 and $128,000, respectively. At the end of 2009, we performed a detailed analysis of our reserves for warranties and believed it was a reasonable estimate of future warranty costs for existing tools. With the closing of the Divestiture, HPR Global is expected to assume these warranty liabilities.

Accounting for Income Taxes

Income taxes have been provided using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. We use various assumptions in calculating the estimated deductions and benefit and research expense credits, etc. We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority accordingly to the authoritative guidance on accounting for uncertainty in income taxes.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We consider the realizability of deferred tax assets and record valuation allowances when uncertainties related to the realization of such net deferred tax assets exist. In 2008, we recorded a valuation allowance of $12.5 million against deferred tax assets that are less than 50% likely to be recognized. In 2009, due to the changes of circumstances as discussed under the heading “Provision for Income Taxes” in this section, we released federal valuation allowance of $3.0 million.

Foreign Currency Translation

We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into U.S. dollars at the rates of exchange in effect on the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction losses derived from monetary assets and liabilities stated in a currency other than the functional currency and recognized in results of operations were $410,000, $2.0 million, and $162,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The effect of foreign currency rate changes on cash and cash equivalents was an increase of $86,000 in 2009 and decreases of $172,000, and $498,000 in the years ended December 31, 2008 and 2007, respectively.

Deferred Costs

Occasionally we enter into software consulting service and tools product arrangements under which all the revenue is deferred until certain elements of the arrangements are delivered in the future. Management considers the guidance under which the revenue recognition falls to determine the cost recognition, as well as the realizability, of the deferred cost. Management believes recognizing deferred costs in the same period that revenue is recognized will provide investors a clearer view of the profitability of the contracts. As a result, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of December 31, 2009 and 2008, we deferred approximately $880,000 and $2.2 million, respectively, of direct and incremental variable expenses related to software consulting service and tools product arrangements where the revenue is deferred until future periods.

Results of Operations

Revenue
	2009		2008		2007
(in thousands, except for percentages)	Amount	Change over Previous Year	Amount	Change over Previous Year	Amount
Service	$70,542	(6%)	$74,892	27%	$59,034
Product	23,888	(5%)	25,033	(28%)	34,898
License fees, content and royalties	56,016	(5%)	59,120	90%	31,140
Total revenue	$150,446	(5%)	$159,045	27%	$125,072

Total revenue declined from 2008 to 2009 primarily due to lower consulting service revenue in Symyx Software as customers reduced their consulting projects, lower service revenue in HPR due to the expiration of our primary agreement with ExxonMobil in May 2008, and lower content revenue.

Total revenue increased 27% from 2007 to 2008 due to the increase in Symyx Software revenue from the MDL acquisition in October 2007, partially offset by a decrease in research revenue from ExxonMobil and, to a lesser extent, Dow, pursuant to their respective alliance agreements with Symyx, and lower HPR tools revenue as tools came under pressure in the second half due to customer delays and cancellations in a worsening economy.

Revenue is attributed to the following geographic locations based on the physical location of our customers (as a percentage of total revenue in the respective periods):

	2009	2008	2007
United States	62%	64%	88%
Europe	27%	26%	9%
Asia	10%	9%	3%
Rest of the World	1%	1%	*
Total	100%	100%	100%
* Less than 1%

International revenue increased significantly in 2008 and 2009 when compared to 2007 due to the MDL acquisition, which significantly expanded our life sciences customer base and increased our presence in Europe and in Japan.

The following table lists our major customers for the years ended December 31, 2009, 2008 and 2007 and revenue generated from these customers as a percentage of our total revenue in the respective periods. We expect that a significant portion of our revenue will continue to be generated from a few key customers, though with the MDL acquisition we substantially reduced the concentration of our customer base.

	2009	2008	2007
ExxonMobil	9%	15%	29%
Dow	17%	18%	28%
Total	26%	33%	57%

For 2010, with the divestiture of our HPR business unit, we expect both Dow and ExxonMobil will account for less than 10% of total revenue (mostly software revenue) because the majority of ExxonMobil and Dow revenue was included in the HPR business unit.

The following depicts revenue by business segments:

	2009		2008		2007
(in thousands, except for percentages)	Amount	Change over Previous Year	Amount	Change over Previous Year	Amount
Symyx Software	$88,607	(6%)	$94,200	195%	$31,893
Symyx HPR	61,839	(5%)	64,845	(30%)	93,179
Total	$150,446	(5%)	$159,045	27%	$125,072

Symyx Software generates revenue primarily from the licensing of software, including our ELN and LEA products and the Isentris platform, content subscriptions, and providing associated support, maintenance and consulting services.Symyx Software revenue decreased from 2008 to 2009 due primarily to lower software consulting service revenue as our customers reduced their software consulting projects, partially offset by increase in software maintenance revenue as we continue to expand our customer base. Symyx Software revenue increased from 2007 to 2008, driven by products acquired through the MDL acquisition and related services.

Symyx HPR generates revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and intellectual property. The decrease in Symyx HPR revenue in 2009 from 2008 resulted from the decrease in service revenue, product sales and maintenance revenue, slightly offset by increased royalties and license fees. The decrease in Symyx HPR revenue in 2008 from 2007 resulted from the decrease in service revenue, product sales and license fees. The decrease of Symyx HPR service revenue was driven primarily by the expiration of the collaborative research component of our alliance with ExxonMobil on May 31, 2008. In addition, the decrease in product sales revenue in 2008 compared to 2007 was primarily due to customer delays and cancellations in the second half of the year and, to a lesser degree, lower tools revenues for the year from ExxonMobil and Dow versus the prior year. During the years ended December 31, 2009, 2008 and 2007, we shipped 19, 18 and 41 tools, respectively, to chemical, life science, academic and other customers.

As a result of the Divestiture, we expect our revenue in 2010 to be materially below our revenue for 2009.

Costs of Revenue

	2009		2008		2007
(in thousands, except for percentages)	Amount	Change over Previous Year	Amount	Change over Previous Year	Amount
Costs of revenue:
Cost of service	$26,012	23%	$21,094	135%	$8,995
Cost of products	10,806	3%	10,444	-27%	14,281
Cost of license fees, content and royalties	5,649	-4%	5,876	231%	1,773
Amortization of intangible assets	5,909	-20%	7,355	90%	3,873
Total costs of revenue	$48,376	8%	$44,769	55%	$28,922

Total costs of revenue represented 32%, 28% and 23%, respectively, of total revenue for 2009, 2008 and 2007. The increase in costs of revenue as a percentage of total revenue in 2009 from 2008 was due primarily to incremental expenses from the HPR formulations business resulting from our IntegrityBio acquisition, which as a service business not at scale, had substantially lower margins than our other business lines.  To address underperformance in CDMO, and to address the anticipated decline in research services following the December 2009 expiration of research commitments from Dow and ExxonMobil, we announced the October 2009 Restructuring plan as detailed in Note 13 of the Notes to Consolidated Financial Statements. The increase in costs of revenue as a percentage of total revenue in 2008 from 2007 was due primarily to the substantial increase in software consulting services in 2008 following the October 2007 acquisition of MDL.

The table below depicts the gross profit margin by each revenue category:

	2009	2008	2007
Cost of service as a percentage of service revenue	37%	28%	15%
Cost of products as a percentage of product sales	45%	42%	41%
Cost of license fees, content and royalties as a percentage of license fees, content and royalties revenue	10%	10%	6%

Cost of service includes certain operating expenses related to software consulting and software and hardware maintenance and costs associated with research services for life science and chemical and energy industries. Cost of service increased from 2008 to 2009 due to the incremental costs from the acquisition of IntegrityBio in August 2008, increase in research service costs for new research contracts (in contrast, under our alliance arrangements, a substantial component of the costs to perform research was recorded as R&D expense). Cost of service increased significantly from 2007 to 2008 primarily due to the substantial increase in software consulting services in 2008 following the October 2007 acquisition of MDL.

Cost of products sold in 2009 was $10.8 million or 45% of product sales revenue, compared to $10.4 million or 42% of product sales revenue in 2008 and $14.3 million or 41% of product sales revenue in 2007. The fluctuation in the total cost of products sold in the past three years was primarily due to the change in the numbers of tools sold and changes in product mix, as well as write-downs for excess and obsolete inventory of $562,000 and $1.2 million, respectively, in 2009 and 2008 primarily due to customer delays and cancellations. As a result of the Divestiture, we expect our cost of products to be substantially reduced in 2010 in both dollars and percentage terms, as Symyx Software generally carries higher gross margins than Symyx HPR.

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

The cost of products sold may also be affected by adjustments to the reserves for warranties. When actual warranty costs are lower than our estimates, the difference will have a favorable impact to cost of products sold at the time the warranty expires for the systems. When actual warranty costs are anticipated to be higher than our original estimates, an additional expense is charged to cost of products sold in the period when such a determination is made. In 2009, 2008 and 2007, we made favorable adjustments to reserves for warranties of $596,000, $699,000, and $128,000, respectively.

Cost of license fees, content and royalties consists primarily of royalties we pay for third-party content we include in our content subscription offerings and of personnel-related costs from our internal content support group.

Amortization of intangible assets consisted of amortization of developed technology, license agreement and proprietary content from various acquisitions in previous years. The gross and net carrying cost of these intangible assets can be found in Note 11 of the Notes to Consolidated Financial Statements.

Operating Expenses

		2009		2008			2007
(in thousands, except for percentages)	Amount	As a Percentage of Total Revenue	Change over Previous Year	Amount	As a Percentage of Total Revenue	Change over Previous Year	Amount	As a Percentage of Total Revenue	Change over Previous Year
Research and development	$52,350	35%	(31%)	$75,365	47%	14%	$66,186	53%	12%
Sales, general and administrative	45,071	30%	(17%)	54,589	34%	30%	41,935	33%	22%
Restructuring charges	2,578	2%	(48%)	4,952	3%	na	-	0%	na
Impairment to goodwill, intangibles and other long-lived assets	327	0%	(100%)	90,330	57%	na	-	0%	na
Acquired in-process research and development	-	0%	na	-	0%	(100%)	2,500	2%	80%
Amortization of intangible assets	5,791	4%	(2%)	5,903	4%	162%	2,253	2%	33%
Total operating expenses	$106,117	71%	(54%)	$231,139	145%	105%	$112,874	90%	17%

Research and Development (R&D) Expenses

Our R&D expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment.

Research and development includes those activities performed on behalf of some of our alliance partners including Dow and ExxonMobil. These activities contribute to multiple revenue streams, such as research service revenue, product sales revenue and royalty revenue. Because we do not track fully burdened R&D costs or capital expenditures by project and to allocate these costs into various revenue streams, these R&D amounts are not included in costs of service. However, based on hours spent on each project, we estimate the R&D efforts undertaken for various projects were as follows:

	2009	2008	2007
Customer-sponsored projects	28%	37%	55%
Internally-funded projects	72%	63%	45%
Total	100%	100%	100%

Our customer-sponsored R&D efforts as a percentage of total R&D efforts decreased significantly from 2007 to 2008 and to 2009 due to the expiration of our principal agreement with ExxonMobil in May 2008, and the significant expansion of our internally-funded software development workforce from the October 2007 MDL acquisition.

The significant decrease in R&D expenses in 2009 from 2008 was driven primarily by lower salary-related expenses resulted from the reduction in the force we implemented at the end of 2008, and to our continuing focus on reducing operating expenses in 2009. The increase of R&D expenses in 2008 over 2007 resulted primarily from additional salary-related expenses and consulting fees related to our expanded software development activities following the MDL acquisition.

R&D expenses as a percentage of total revenue decreased in 2009 compared to 2008 despite a 5% decrease in revenue in 2009 due to our fourth quarter 2008 restructuring and continuing cost control efforts in 2009, and to a lesser degree, the fact that research services costs for new research contracts in 2009 were reported in cost of sales. R&D expenses as a percentage of total revenue decreased in 2008 compared to 2007 due to the significant increase in revenue driven by the MDL acquisition and the fact that R&D as a percentage of revenue is lower in our software business than in our other business lines. With the Divestiture of our HPR business unit, we expect customer-sponsored R&D projects will be nominal, and that our R&D expenses will decline significantly in 2010.  We will continue to focus on innovation and development of our software product lines, and expect our R&D as a percentage of revenue to be at or below 2009.

Sales, General and Administrative (SG&A) Expenses

Our SG&A expenses consist primarily of personnel costs for sales, business development, legal, general management, finance and human resources, as well as payments of commissions to our sales personnel and professional expenses, such as legal and accounting. The decrease in SG&A expenses from 2008 to 2009 reflected the impact of our restructuring plan implemented at the end of 2008 and our continuing cost control efforts in 2009. The increase in SG&A expenses in 2008 was primarily due to the inclusion of personnel costs for employees from the MDL acquisition for the full fiscal year.

SG&A expenses represented 30%, 34%, and 33% of total revenue for years ended December 31, 2009, 2008 and 2007, respectively. The decrease in SG&A expenses as a percentage of total revenue from 2008 to 2009 reflected the impact of our restructuring plan implemented at the end of 2008 and our continuing cost control efforts in 2009. The increase in SG&A expenses as a percentage of total revenue from 2007 to 2008 was primarily due to an annual salary increase and higher marketing expenditures.

With the Divestiture, we expect our 2010 SG&A expenses to be substantially lower in dollar terms, but materially higher as a percentage of revenue due to lower revenues in 2010 and to the fact that certain expenses, such as those associated with being a public company, cannot readily be proportionately reduced following the Divestiture.

Restructuring Charges

Restructuring charges recorded in 2009 consisted of (i) $1.6 million associated with the October 2009 Restructuring commenced in the fourth quarter, (ii) $710,000 of severance costs as part of a plan to consolidate our offshore software development activities and facilities exit costs relating to the closure of our UK office, and (iii) various adjustments totaling $250,000 related to previous-year restructuring plans.

On December 3, 2008, in order to realign our operations to drive performance and improve operating efficiency, we implemented a reorganization plan to combine Symyx Tools and Symyx Research to create Symyx HPR.  The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities. We recorded total restructuring charges of $5.0 million in the fourth quarter of 2008, consisting of $3.7 million of severance and one-time benefits and $1.3 million of exit costs of facilities, write-off of related fixed assets and associated legal costs.

Impairment to Goodwill, Intangibles and Other Long-lived Assets

As discussed in Note 1 of the Notes to Consolidated Financial Statements, and in connection with our 2008 annual impairment analysis of goodwill and assessment of indicators of impairment related to intangible and other long-lived assets, we determined that the value of our goodwill, intangible assets and other long-lived assets has been impaired primarily due to the significant decline of our market capitalization. Accordingly, in the fourth quarter of 2008, we recorded impairment charges of $90.3 million, which included $76.5 million to goodwill, $2.6 million to intangible assets and $11.3 million to fixed assets.

In 2009, we recorded a payable of $327,000 in connection with the 2008 IntegrityBio acquisition, representing a portion of the earn-out provided in the acquisition agreement that was based on the September and October 2009 revenue recognized from the IntegrityBio operations. This liability, if determinable at the time of acquisition, would have been recorded to goodwill as part of the purchase price. We assessed the recoverability of these amounts under the current circumstances and concluded that the goodwill resulting from the additional purchase consideration earned should be impaired in 2009.

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

Amortization of Intangible Assets

In connection with various acquisitions, we have recorded an aggregate of $81.2 million of intangible assets (See Note 11 of the Notes to Consolidated Financial Statements). These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets.  The amortization of intangible assets associated with trade name, customer relationship, bargain lease and non-compete agreement is recorded as operating expenses.

Gain (loss) from Sales of Businesses

In connection with exiting the CDMO business, we recorded a loss of $2.0 million in 2009. In 2008, we recorded an additional gain of $4.9 million upon the release of a holdback related to the sale of an approximately 10% equity interest in Ilypsa, Inc., for which we had previously recorded a $40.8 million gain in 2007.

Interest and Other Income, Net

Interest and other income, net, for the years ended December 31, 2009, 2008 and 2007 consisted of interest income of approximately $61,000, $871,000 and $5.9 million, respectively. Interest income represents interest income earned on our cash, cash equivalents and marketable securities. Interest income decreased in 2009 compared to 2008 due to the significant decrease in average interest rates as we elected to hold our cash in highly liquid, highly secure investments. Interest income decreased in 2008 from 2007 due to the significant decrease in our average investment balance after the MDL acquisition and the impact of decreasing average interest rates. Other expense for 2009 consisted of a $410,000 foreign currency loss. Other expense for 2008 consisted of $2.0 million in foreign currency losses, partially offset by a $1.6 million gain from the sale of our Occupational Health Service (OHS) business in May 2008. We recorded a significant amount of foreign currency losses in 2008 due to increased foreign operations after the MDL acquisition and the material fluctuation of foreign currency exchange rates during 2008. Foreign currency loss was lower in 2009 compared to 2008 due to lower cash and other monetary assets and liabilities stated in a currency other than the functional currency.

Provision for Income Taxes

We recorded income tax benefits of $5.1 million in 2009 and $5.2 million in 2008, and income tax expenses of $10.7 million in 2007. Our effective income tax rate was 82% for 2009, 5% for 2008 and 36% for 2007. The effective income tax benefit rate was significantly higher than our statutory combined federal and state rate of 40% in 2009 due to the release of $3.0 million of federal valuation allowance principally related to certain deferred tax assets that were realized in connection with the sale of the CDMO business and the acceleration of certain fixed asset depreciable lives in connection with our cost segregation study discussed below. Additionally, we recorded a tax benefit of $813,000 from the release of liabilities accrued for uncertain tax positions due to the expiration of the related statute of limitation periods. The effective income tax benefit rate was lower than our statutory combined federal and state rate of 40% in 2008 due to the non-deductibility of the majority of goodwill impairments and a $12.5 million valuation allowance for deferred tax assets. The effective income tax rate was lower than our statutory combined federal and state rate of 40% in 2007 due to income tax benefits from research and development credits and tax-exempt interest income.

We record income tax expense using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. We recognize a valuation allowance if we anticipate that some or all of a deferred tax asset will not be realized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At December 31, 2008, we recorded a valuation allowance of $12.5 million as a result of uncertainties related to the realization of our net deferred tax assets. We established the valuation allowance as a result of weighing all positive and negative evidence, including our history of cumulative losses over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that the benefit from certain deferred tax assets will not be realized. If the actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact our financial position and results of operations.

In 2009, we conducted a study of the tax depreciable lives for certain of our fixed assets placed in service after January 1, 2002. Using the result of the study, we reassessed the valuation allowance associated with certain federal deferred tax assets and released $2.0 million of such allowance in the third quarter of 2009. Additionally we exited our CDMO business in the fourth quarter of 2009. In connection with this transaction, we released an additional $1.0 million of the federal valuation allowance. With respect to state taxes, we recorded a net increase of valuation allowance of $707,000 against increased state deferred tax assets. At the end of 2009, the balance of our valuation allowance was $10.2 million.

On January 1, 2007, we adopted the authoritative guidance on accounting for uncertainty in income taxes.  As of December 31, 2009, our total unrecognized tax benefits were $3.2 million, of which $379,000 of tax benefits, if recognized, would affect the effective income tax rate. We do not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

Recent Accounting Pronouncements

FASB Accounting Standard Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

    FASB ASC No. 810, Amendments to FASB Interpretation No. 46(R) (ASC 810, and formerly referred to as SFAS No. 167), makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. ASC 810 will be effective for us beginning in the first quarter of 2010. We are assessing the impact of the adoption of this standard on our financial statements particularly in connection with the divestiture of the HPR business.

FASB ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that require objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criteria requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.  We are electing early adoption as of January 1, 2010 and are assessing the potential impact of this standard.

FASB ASU No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described above). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption as of January 1, 2010 is permitted but is not being elected by us. We are currently assessing the potential impact of this standard.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

We had positive cash flow from operating activities for the year ended December 31, 2009. We ended fiscal year 2009 with cash and cash equivalents of approximately $81.8 million as compared to cash and cash equivalents of approximately $66.4 million at December 31, 2008.

Our operating activities provided $18.4 million and $28.4 million of cash in 2009 and 2008, respectively, and used $14.7 million of cash in 2007. The sources of cash for the three years were primarily the receipt of funding from research partners, payments from product sales and licensing and service fees. Our days of sales outstanding in 2009, 2008 and 2007 were 30, 40 and 58 days, respectively. Our cash flow from operating activities in 2009 was lower than in 2008 due to the relatively higher collection of payments in early 2008 for tools shipped in the fourth quarter of 2007.  In 2007, we paid approximately $20.9 million in income taxes, of which the majority was related to the gain from the Ilypsa transaction (described below). Because this tax payment was recorded against operating cash flow while the original sales proceeds were recorded as investing cash flow, our cash flow from operating activities was negative for 2007.

We currently expect net positive operating cash flow for 2010, but that operating cash flow will be seasonally positive in the first half of the year when the majority of our software license and maintenance agreements and content subscriptions renew, and negative in the second half of the year.

$571,000, $42,000 and $163,000 of excess tax benefits for the years ended December 31, 2009, 2008 and 2007, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities was $5.0 million and $111,000 in 2009 and 2008, respectively. Net cash from investing activities was $15.4 million in 2007. Cash used in investing activities in 2009 was principally comprised of the purchase of property, plant and equipment. Included in the cash used in investing activities for 2008 were net cash payments for the IntegrityBio acquisition of $10.2 million and an additional investment in Intermolecular of $1.6 million, partially offset by a $5.0 working capital adjustment in connection with the MDL acquisition and additional proceeds of $4.8 million received in 2008 from the sale of our Ilypsa equity interests in 2007. Included in the cash from investing activities for 2007 were net proceeds of $109.0 million from marketable securities, proceeds from the sale of Ilypsa equity interest of $41.2 million, partially offset by a net cash payment for MDL acquisition of $125.9 million. Cash used in purchases of property, plant and equipment was $5.0 million, $7.1 million and $7.7 million, respectively, in 2009, 2008 and 2007.

Financing activities provided $2.0 million, $1.2 million and $745,000 of cash in 2009, 2008 and 2007, respectively. The cash inflows were primarily the proceeds from the exercise of stock options and sale of stock under the Employee Stock Purchase Plan in each of 2009, 2008 and 2007, and excess tax benefits from stock-based compensation. Cash outflows from financing activities in 2009, 2008 and 2007 included approximately $535,000, $499,000 and $2.0 million, respectively, payments of employee withholding tax in lieu of issuing common stock upon the vesting of restricted stock units.

On September 28, 2007, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the Agent), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for Symyx (the Facility), secured by substantially all of our assets excluding intellectual property. In March 2009, we entered into an amendment to the Facility with the Agent which lowered the Consolidated Net Worth covenant amount for future measurement dates. In August 2009, we entered into the second amendment to the Credit Agreement in which the Agent consented to the legal consolidation of our U.S. operations. In September 2009, we entered into the third amendment to extend the term of the Credit Agreement until March 1, 2010. As of December 31, 2009, we were in compliance with the amended covenants in the Credit Agreement and had no borrowings under the Facility other than a standby letter of credit of $780,000 to secure a customer deposit.

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

Contractual Commitments

Our contractual commitments consist of our obligations under operating leases (Facility Commitments), our commitments to purchase inventory and fixed assets and services (Purchase Commitments), and our commitments for royalty payments (Royalty Commitments, due when we receive customer payments). As of December 31, 2009 and 2008, our contractual commitments were $31.7 million and $34.4 million, respectively. The decrease in our contractual commitments in 2009 was due to facility lease payments made in 2009, partially offset by commitments from our various new leases. We expect to satisfy these obligations as they become due over the next seven years.

Future principal commitments as of December 31, 2009 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$25,607	$4,793	$8,854	$8,144	$3,816
Purchase Commitments	4,992	4,992	-	-	-
Royalty Commitments	1,104	1,069	35	-	-
Total	$31,703	$10,854	$8,889	$8,144	$3,816

Due to the expected Divestiture, we are in the process of canceling/transferring certain purchase commitments totaling approximately $1.8 million.

Estimated future rents receivable from sublease agreements through 2012, not included above, amount to approximately $457,000. If the Divestiture closes, we expect additional rent receivable from the sublease to HPR Global to be approximately $3.5 million through October 31, 2015.

Other Commitments

As of December 31, 2009, we carried a $2.3 million accrued liability associated with uncertainties in income taxes. We are unable to make reasonably reliable estimates of the periods of any cash settlement with the respective tax authorities and have recorded the liability as a long-term payable on our Consolidated Balance Sheets.

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. We account for such indemnification provisions in accordance with the authoritative guidance on guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of December 31, 2009, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions during any periods covered in these consolidated financial statements.

Insurance

We carry insurance with coverage and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, our management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2009. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, Swiss francs, Euros, Japanese yen, and British pounds. A strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During fiscal 2009, our total realized and unrealized gains due to movements in foreign currencies, primarily Swiss francs, Euros, Japanese yen and British pounds was $410,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would have a material impact on our financial statements.
Interest Rate Risk

In both 2009 and 2008 we maintained our cash in treasury-bill money market funds, classified as cash and cash equivalents, and at December 31, 2009 did not have any short term investments.  As a result, we have minimal exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symyx Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Symyx Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symyx Technologies, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 10 to the consolidated financial statements, Symyx Technologies, Inc. changed its method of accounting for uncertain income tax positions with the adoption of guidance originally issued in Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes) as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symyx Technologies, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2010

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$81,777	$66,415
Accounts receivable, net of allowance for doubtful accounts of $156 and $356, respectively	12,793	11,993
Inventories	1,956	3,308
Deferred tax assets, current	3,850	2,227
Income tax receivable	4,848	6,549
Other current assets	5,586	6,351
Total current assets	110,810	96,843

Property, plant and equipment, net	17,032	18,447
Goodwill	39,640	39,979
Intangible assets, net	40,650	53,268
Long-term investments	15,147	15,147
Deferred tax and other assets	3,529	3,901
Total assets	$226,808	$227,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,479	$3,056
Other accrued liabilities	7,408	9,947
Accrued compensation and employee benefits	9,379	9,377
Accrued royalty	3,944	3,628
Income taxes payable	-	567
Current deferred tax liabilities	107	778
Accrued restructuring costs	2,114	4,578
Deferred revenue, current	27,988	23,519
Total current liabilities	53,419	55,450

Long-term payable	2,322	4,457
Long-term deferred revenue	5,556	7,421
Noncurrent deferred tax liabilities	8,777	8,174
Total noncurrent liabilities	16,655	20,052

Commitments (Note 3)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, issuable in series; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized and 34,692,061 and 34,014,660 shares issued and outstanding at December 31, 2009 and 2008, respectively	35	34
Additional paid-in capital	213,493	207,690
Accumulated other comprehensive gain	2,591	2,606
Accumulated deficits	(59,385)	(58,247)
Total stockholders' equity	156,734	152,083
Total liabilities and stockholders’ equity	$226,808	$227,585

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	2009	2008	2007
Revenue:
Service	$70,542	$74,892	$59,034
Product	23,888	25,033	34,898
License fees, content and royalties	56,016	59,120	31,140
Total revenue	150,446	159,045	125,072

Costs of revenue:
Cost of service	26,012	21,094	8,995
Cost of products	10,806	10,444	14,281
Cost of license fees, content and royalties	5,649	5,876	1,773
Amortization of intangible assets	5,909	7,355	3,873
Total costs of revenue	48,376	44,769	28,922

Gross profit	102,070	114,276	96,150

Operating expenses:
Research and development	52,350	75,365	66,186
Sales, general and administrative	45,071	54,589	41,935
Restructuring charges	2,578	4,952	-
Impairment to goodwill, intangibles and other long- lived assets	327	90,330	-
Acquired in-process research and development	-	-	2,500
Amortization of intangible assets	5,791	5,903	2,253
Total operating expenses	106,117	231,139	112,874

Loss from operations	(4,047)	(116,863)	(16,724)
Gain from sale of equity interest in Ilypsa, Inc.	-	4,939	40,826
Loss from sale of IntegrityBio business	(2,009)	-	-
Interest and other income (expense), net	(229)	135	5,694
Income before income tax benefit (expense) and equity loss	(6,285)	(111,789)	29,796
Income tax benefit (expense)	5,147	5,173	(10,698)
Equity in loss from investment in Visyx Technologies Inc.	-	-	(314)
Net income (loss)	$(1,138)	$(106,616)	$18,784

Basic net income (loss) per share	$(0.03)	$(3.16)	$0.57

Diluted net income (loss) per share	$(0.03)	$(3.16)	$0.56

Shares used in computing basic net income (loss) per share	34,321	33,747	33,199

Shares used in computing diluted net income (loss) per share	34,321	33,747	33,557

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficits)	Total Stockholders’ Equity
Balance at January 1, 2007	-	$-	32,975	$33	197,823	$(4)	$30,524	$228,376
Issuance of common stock on exercise of options	-	-	96	-	629	-	-	629
Issuance of common stock under employee share purchase plan	-	-	219	1	1,908	-	-	1,909
Issuance of common stock for vested restricted stock units, net	-	-	208	-	(1,956)	-	-	(1,956)
Issuance of restricted common stock	-	-	91	-	-	-	-	-
Stock-based compensation	-	-	-	-	5,702	-	-	5,702
Tax deficiency from employee stock option plans	-	-	-	-	(812)	-	-	(812)
Cumulative effect of adopting FIN 48	-	-	-	-	(57)	-	(939)	(996)
Comprehensive income:
Net income	-	-	-	-	-	-	18,784	18,784
Unrealized gain on foreign currency translation	-	-	-	-	-	628	-	628
Unrealized loss on marketable securities	-	-	-	-	-	(23)	-	(23)
Comprehensive income								19,389
Balance at December 31, 2007	-	-	33,589	34	203,237	601	48,369	252,241
Issuance of common stock on exercise of options	-	-	30	-	83	-	-	83
Issuance of common stock under employee share purchase plan	-	-	335	-	1,592	-	-	1,592
Issuance of common stock for vested restricted stock units, net	-	-	151	-	(499)	-	-	(499)
Cancellation of restricted common stock	-	-	(91)	-	-	-	-	-
Stock-based compensation	-	-	-	-	4,368	-	-	4,368
Tax deficiency from employee stock option plans	-	-	-	-	(1,091)	-	-	(1,091)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(106,616)	(106,616)
Unrealized gain on foreign currency translation	-	-	-	-	-	2,006	-	2,006
Unrealized loss on marketable securities	-	-	-	-	-	(1)	-	(1)
Comprehensive loss								(104,611)
Balance at December 31, 2008	-	-	34,014	34	207,690	2,606	(58,247)	152,083
Issuance of common stock on exercise of options	-	-	113	-	432	-	-	432
Issuance of common stock under employee share purchase plan	-	-	362	1	1,487	-	-	1,488
Issuance of common stock for vested restricted stock units, net	-	-	202	-	(535)	-	-	(535)
Stock-based compensation	-	-	-	-	4,400	-	-	4,400
Tax benefit from employee stock option plans	-	-	-	-	19	-	-	19
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,138)	(1,138)
Unrealized loss on foreign currency translation	-	-	-	-	-	(15)	-	(15)
Comprehensive loss								(1,153)
Balance at December 31, 2009	-	$-	34,691	$35	$213,493	$2,591	$(59,385)	$156,734

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2009	2008	2007
Operating activities
Net income (loss)	$(1,138)	$(106,616)	$18,784
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill, intangibles and long-lived assets	327	90,330	-
Depreciation and amortization	5,262	11,355	7,603
Amortization of intangible assets arising from business combinations	11,699	13,235	6,126
Acquired in-process research and development	-	-	2,500
Stock-based compensation	4,400	4,368	5,702
Equity in loss from investment in Visyx Technologies Inc.	-	-	314
Gain from sale of equity interest in Ilypsa, Inc.	-	(4,939)	(40,826)
Loss from sale of IntegrityBio business	2,009	-	-
Gain on sale of property, plant and equipment	-	(1,606)	-
Deferred income taxes	(967)	(306)	(3,534)
Excess tax benefits from stock-based compensation	(571)	(42)	(163)
Tax benefit (deficiency) from employee stock transactions	19	(1,091)	(812)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable, net	(806)	11,978	(2,028)
Inventories	1,340	830	(1,397)
Other current assets	804	(1,590)	(2,043)
Other long-term assets	(307)	(106)	607
Accounts payable	(578)	852	(1,791)
Other accrued liabilities	(3,299)	(15)	1,991
Accrued compensation and employee benefits	(102)	(2,034)	97
Accrued royalties	648	(64)	3,692
Income taxes receivable and payable	1,107	(3,896)	(5,658)
Accrued restructuring charges	(2,010)	2,913	(4,548)
Deferred revenue	2,661	15,062	648
Long-term payable	(2,135)	(215)	-
Net cash provided by (used in) operating activities	18,363	28,403	(14,736)

Investing activities
Purchase of property, plant and equipment, net	(5,043)	(7,074)	(7,712)
Proceeds from divesting assets	-	694	-
Purchase of marketable securities	-	-	(101,932)
Proceeds from maturities of marketable securities	-	8,400	202,900
Proceeds from sales of marketable securities	-	-	7,986
Proceeds from sales of businesses	-	4,778	41,238
Long-term investments	-	(1,647)	(100)
Acquisition of businesses, net of cash acquired	-	(5,262)	(125,910)
Release of payment to shareholders of an acquired business	-	-	(1,024)
Net cash provided by (used in) investing activities	(5,043)	(111)	15,446

Financing activities
Proceeds from issuance of common stock	1,920	1,675	2,538
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(535)	(499)	(1,956)
Excess tax benefits from stock-based compensation	571	42	163
Net cash provided by financing activities	1,956	1,218	745

Effect of foreign exchange rate changes on cash and cash equivalents	86	(172)	(498)
Net increase in cash and cash equivalents	15,362	29,338	957
Cash and cash equivalents at beginning of year	66,415	37,077	36,120
Cash and cash equivalents at end of year	$81,777	$66,415	$37,077

	2009	2008	2007
Supplemental disclosure of cash flow information
Income taxes paid (refunded), net	$(3,962)	$4,331	$20,940

Supplemental disclosure of non-cash investing and financing activities
Net working capital adjustments receivable from the seller of an acquired business	$-	$-	$(4,954)
Payable related to transaction costs for a business acquisition	$-	$-	$562

The accompanying notes are an integral part of these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the Company or Symyx) enables global leaders in life sciences, chemical, energy, and consumer and industrial products to optimize and accelerate their scientific research and development (R&D). Through its abilities in scientific informatics management, workflow optimization, and micro-scale, parallel experimentation, Symyx helps companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize their return on R&D investments.

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

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission on February 26, 2010.

Use of Estimates

Preparing financial statements in accordance with US generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the assumptions used in determining the implied fair value of goodwill, intangibles and other long-lived assets, assumptions used to determine the stock-based compensation of our equity awards, including the volatility rate and the forfeiture rates for stock-based awards, reserve for excess or obsolete inventory, future warranty expenditures, significant management judgment required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns, the foreign currency rate used in determining the effect of foreign currency exchange rate fluctuation on our financial statements and the accounting policies adopted to defer costs associated with various contracts.  The Company evaluates its estimates, including those mentioned above, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) current deferred tax liabilities previously netted against current deferred tax assets have been reclassified as current liabilities; (ii) non-current deferred tax assets previously netted against non-current deferred  tax liabilities have been reclassified as noncurrent assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value. The Company’s total cash and cash equivalents were $81,777,000 and cost approximated fair value of any cash equivalents.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments

In 2008 and 2009, the Company maintained its cash in treasury-bill money market funds, classified as cash and cash equivalents. The Company did not have any marketable securities as of December 31, 2009.

The Company had no realized or unrealized gains or losses on its investments for the years ended December 31, 2009 and 2008.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its investments in Intermolecular, Inc. using the cost method of accounting while it accounts for its November 2006 investment in Visyx Technologies Inc. (Visyx) using the equity method of accounting. At December 31, 2009, the carrying value of Intermolecular was $15,147,000. The Company determines that it is not practical to estimate the fair value of the investments in Intermolecular and believes that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

The Company owns approximately 38% of outstanding stock of Visyx as of December 31, 2009. At December 31, 2009, the carrying value of its investment in Visyx was $0. It did not receive any dividends from Visyx in the years ended December 31, 2009, 2008 and 2007.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill

According to the authoritative guidance on goodwill, the Company evaluated its operating components to determine whether the components constituted a business for which discrete financial information is available and which management regularly reviewed the operating results of that component at either the operating segment level or one level below the operating segment.

Based on the evaluation of the operating segments in 2008, the Company’s two operating segments were Symyx Software and Symyx HPR.  For purposes of goodwill evaluation, the Company allocated goodwill into three reporting units: Symyx Software and Symyx Research and Symyx Tools. Symyx Research and Symyx Tools comprised the Symyx HPR operating segment.

In 2009, due to the change in Symyx’s business and therefore combination of Symyx Research and Symyx Tools within the HPR operating segment, the Company allocated goodwill into two reporting units: Symyx Software and Symyx HPR, consistent with our segment disclosure described in Note 6 of the Notes to Consolidated Financial Statements.

Testing goodwill for impairment requires a two-step approach under the authoritative guidance on goodwill and other intangible assets. In determining the fair value of its reporting units in step one of its goodwill and other intangible assets impairment analysis, the Company uses a combination of the income approach, which is based on the present value of discounted cash flows and terminal value projected for the reporting unit, and the market approach, which estimates fair value based on an appropriate valuation multiple of revenue or earnings derived from comparable companies, adjusted by an estimated control premium. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates, the discount rate, and a selection of peer market transactions. The discount rate that the Company uses in the income approach of valuation represents the weighted average cost of capital that the Company believes is reflective of the relevant risk associated with the projected cash flows.

If the estimated fair value of a reporting unit’s goodwill exceeds its net book value, the Company concludes that its goodwill is not impaired. Otherwise, the Company performs step two of the above test to compare the estimated implied fair value of goodwill to its carrying value. The excess carrying value of goodwill as compared to the implied is recorded as a goodwill impairment.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the fourth quarter of 2009, the Company conducted an impairment analysis of goodwill and concluded that there was no more impairment to goodwill. In the fourth quarter of 2008, the Company concluded that the carrying amounts of goodwill exceeded the implied fair value of goodwill in the Symyx Software and Symyx Research reporting units and recorded an impairment charge.

Long Lived Assets

In accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets, the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.

For purposes of grouping long lived assets for impairment evaluation, the Company grouped the assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

In 2008, the Company was able to identify cash flows for the Symyx Software, Symyx Research and Symyx Tools groups.  In 2009, due to the change in business and combination of the Symyx Research and Symyx Tools activities, the Company grouped the long lived assets into the lowest level of identifiable cash flows of Symyx Software and Symyx HPR.

The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for step two of the authoritative guidance on accounting for the impairment or disposal of long-lived assets and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

In the fourth quarter of 2009, the Company conducted an impairment analysis of other long-lived assets and concluded no impairment should be recorded, except for the $327,000 related to the Integrity Bio additional purchase consideration as discussed in Note 7. In the fourth quarter of 2008, due to the significant decline of its market capitalization, the Company also performed an impairment test of long-lived assets. As a result of this analysis, the Company concluded that the carrying amounts of intangibles and other long-lived assets in Symyx Research and Symyx Tools reporting units exceeded their implied fair values and recorded an impairment charge.

Based on the impairment analysis conducted in the fourth quarter of 2008, the Company recorded the following impairment charges by reporting unit (in thousands):

	Goodwill	Intangible Assets	Plant, Property and Equipment	Total
Symyx Software	$71,085	$-	$-	$71,085
Symyx HPR:				-
Symyx Research	5,404	1,760	7,676	14,840
Symyx Tools		814	3,591	4,405
Total impairment charges	$76,489	$2,574	$11,267	$90,330

The following table illustrates the change in the Company’s goodwill in 2009 and 2008 by business segment (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Symyx Software	Symyx HPR	Total
Balance as of January 1, 2008	$113,699	$411	$114,110
Goodwill acquired during the period	-	5,440	5,440
Goodwill impairment	(71,085)	(5,404)	(71,085)
Adjustments to goodwill	(3,075)	(7)	(8,486)
Balance as of December 31, 2008	$39,539	$440	$39,979
Goodwill acquired during the period	-	-	-
Goodwill impairment	(327)	-	(327)
Adjustments to goodwill	(21)	9	(12)
Balance as of December 31, 2009	$39,191	$449	$39,640

Intangible assets, with the exception of goodwill which is not subject to amortization, are amortized using the straight-line method over their estimated period of benefit, ranging from one to eight years. See Note 11 of the Notes to Consolidated Financial Statements for detail.

Property, plant and equipment are stated at cost. Depreciation of equipment is computed using the straight-line method over lives of three to five years for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation of buildings is computed using the straight-line method over lives of 30 years for financial reporting purposes. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets for financial reporting purposes and over a maximum 40-year period for income tax reporting purposes. Property, plant and equipment consist of the following (in thousands):

	December 31,
	2009	2008

Machinery and equipment	$31,033	$34,958
Computers and software	12,134	10,314
Land and building	3,551	3,551
Leasehold improvements	32,458	27,035
Construction in progress	2,356	1,913
Furniture and fixtures	2,812	2,801
Property, plant and equipment, gross	84,344	80,572
Less accumulated depreciation and amortization	(67,312)	(62,125)
Property, plant and equipment, net	$17,032	$18,447

At December 31, 2009, all property, plant and equipment were pledged as collateral under the Company’s bank credit facility as detailed in Note 5 of the Notes to Consolidated Financial Statements. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $5,163,000, $11,078,000 and $10,818,000 in 2009, 2008 and 2007, respectively.

Revenue Recognition

The Company recognizes non-software and single deliverable arrangements in accordance with the authoritative guidance on revenue recognition, and other authoritative accounting literature. We recognize all software arrangements in accordance with the authoritative guidance on software revenue recognition and all multiple element arrangements in accordance with the authoritative guidance on multiple-deliverable revenue recognition. The Company generates revenue from services provided under research collaborations, the sale of products, the license of software, the provision of support and maintenance and other services, and the license of intellectual property. It is possible for the Company’s customers to work with it in multiple areas of its business and contracts may include multiple elements such as service revenue, product revenue, license revenue, and royalty revenue. In determining the basis for non-software product revenue recognition, the Company first determines the fair value of any extended warranty services and defers this revenue to be recognized ratably over the warranty service period. For those non-software product sales contracts that involve multiple element deliverables, the Company identifies all deliverables, determines the units of accounting and allocates revenue among the units of accounting in accordance with the authoritative guidance on multi-deliverable revenue recognition. In a multiple-element arrangement that includes software that is more than incidental to the products or services as a whole, the Company recognizes revenue from the software and software-related elements, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality, in accordance with the authoritative guidance on software revenue recognition.

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

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Research revenue is either recognized as research service time is delivered to the customer or as the results of research experiments are delivered to the customer over the term of the agreement. Revenue from milestone payments, which are substantially at risk until the milestones are completed, is recognized upon completion of these milestone events. Milestone payments to date have been immaterial.

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

For many customers, the Company has developed custom software applications and other protocals that are typically invoiced on a time and materials basis. These custom development projects are generally not sold in connection with a new software license deal, but rather to customers that have been using the Company’s software products for an extended period of time. Revenue from these arrangements is non-refundable and is usually recognized on a monthly basis as the services are delivered and invoiced.

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

Product Sales

Product sales revenue includes sales of tools and the license of associated software. The Company’s tools are typically delivered under multiple-element arrangements, which include hardware, software and intellectual property licenses, and maintenance. A determination is made for each system delivered as to whether software is incidental to the system as a whole. If software is not incidental to the system as a whole, revenue from these arrangements is recognized in accordance with the authoritative guidance on software revenue recognition. If software is incidental to the system, revenue from the sale of the system is earned and recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectability is reasonably assured. This is generally upon shipment, transfer of title to and acceptance by the customer of the hardware and associated licenses to software and intellectual property, unless there are extended payment terms. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In multiple element arrangements, the Company uses the residual method to allocate revenue to delivered elements once it has established fair value for all undelivered elements. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An accrual is established for warranty expenses at the time the associated revenue is recognized. Shipping and insurance costs associated with the sale of tools are not material and are included in sales, general and administrative expenses.

Software License and Database Content Fees

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services (multiple elements). In these transactions, the Company allocates the total revenue among the elements based on the sales price of each element when sold separately (Vendor-Specific Objective Evidence, or VSOE of fair value).

If the fair value of all elements has not been determined, the amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is recorded as deferred revenue, and the difference between the total arrangement fee and the amount for the undelivered elements is recognized as revenue related to delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs, when fair value for any remaining undelivered elements can be established or when the only remaining undelivered elements are post-contract customer support, which the Company will recognize ratably over the term of support.

For software and database content licensed on an annual right to use basis, revenue is recognized ratably over the term of the license. Revenue from multi-year licensing arrangements are deferred at the time of billing and recognized as revenue ratably over the maintenance and support coverage period. Certain multi-year software licensing arrangements include rights to receive future versions of software products on a when-and-if-available basis. For software licensed on a perpetual basis, where the Company has not established vendor specific objective evidence of the fair value of the software licenses and maintenance and support (primarily the support for the Electronic Lab Notebook software products and certain support for the products that we acquired from MDL), the perpetual license fee is recognized ratably over the contractual period of the bundled support and maintenance arrangements.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Concentration of Revenue

During the years ended December 31, 2009, 2008 or 2007, the following customers contributed more than 10% of the Company’s total revenue for the year (in thousands):

	Years Ended December 31,
	2009	2008	2007
ExxonMobil	$13,747	$24,514	$36,489
Dow	25,522	28,681	35,301
Total	$39,269	$53,195	$71,790

The revenue from the above customers has been included in the following reportable segments for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Symyx Software	$7,617	$9,744	$9,343
Symyx HPR	31,652	43,451	62,447
Total	$39,269	$53,195	$71,790

The revenue from the above customers has been included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Service revenue	$17,711	$24,323	$35,939
Product sales	7,487	14,055	16,472
License fees, content revenue and royalties	14,071	14,817	19,379
Total	$39,269	$53,195	$71,790

Inventory

Raw materials inventory consists of purchased parts. Work-in-process inventory consists of purchased parts and fabricated sub-assemblies for Symyx tools in the process of being built. The Company does not have finished goods inventory that have been finished but are pending shipment to customers. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. The Company’s inventory balances at December 31, 2009 and December 31, 2008 were as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2009	2008
Raw Materials	$-	$20
Work-in-process	1,956	3,288
Total	$1,956	$3,308

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

For the years ended December 31, 2009 and 2008, the Company’s allowance for doubtful accounts changed as follows (in thousands):

	2009	2008
Balance as of January 1	$356	$53
New allowance recorded	-	336
Accounts written-off	(200)	(33)
Balance as of December 31	$156	$356

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

Changes in the Company’s accrued warranty during the years ended December 31, 2009 and 2008 are as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009	2008
Balance as of January 1	$1,409	$1,728
New warranties issued during the period	834	983
Costs incurred during the period on specific systems	(798)	(603)
Changes in liability for pre-existing warranties during the period, including expirations	(596)	(699)
Balance as of December 31	$849	$1,409

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

The table below indicates the significant collaborative partners for whom the Company conducted research and development in 2009, 2008 or 2007, together with the primary focus of the collaborations. In addition to these partners the Company has a number of other undisclosed partners, none of which individually constituted more than 5% of total revenue in these years:

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

	2009	2008	2007
Customer-sponsored projects	28%	37%	55%
Internally-funded projects	72%	63%	45%
Total	100%	100%	100%

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

Software Development Costs

The authoritative guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company determined that the technological feasibility of its software products is established only upon the completion of a product design, a working model and the confirmation of the completeness of the working model against the product design. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for the general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Employee Savings Plan

The Company has a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 60% of their pretax salary, but not more than statutory limits. For each dollar a participant contributes under this plan, the Company makes employer contribution to the plan of 50 cents, with a maximum matching contribution of 2% of a participant’s earnings. Matching contributions for the plan were $924,000, $1,010,000 and $795,000 in 2009, 2008 and 2007, respectively. Symyx common stock is not an investment option under the plan.

The Company participates in defined contribution plans in non-U.S. locations. Contributions to defined contribution plans are expensed when employees have rendered services in exchange for such contributions, generally in the year of contribution. Employer contributions for the plans were approximately $372,000, $300,000 and $205,000 in 2009, 2008 and 2007, respectively.

Foreign Currency Translation

The Company accounts for foreign currency translation in accordance with the authoritative guidance on foreign currency translation. The Company translates the assets and liabilities of its international non-U.S. dollar functional currency subsidiaries into U.S. dollars at the rates of exchange in effect on the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction losses derived from monetary assets and liabilities such as accounts receivable stated in a currency other than the functional currency and recognized in results of operations were $410,000, $1,963,000 and $162,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The effect of foreign currency rate changes on cash and cash equivalents was an increase of $86,000 in 2009 and decreases of $172,000 and $498,000 for the years ended December 31, 2008 and 2007, respectively.

Deferred Costs

Occasionally, the Company enters into certain software consulting service and tool product arrangements under which all revenue is deferred until elements of the arrangements are delivered in the future. In these cases, the direct variable expenses, not exceeding the revenue deferred, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of December 31, 2009 and 2008, the Company deferred approximately $880,000 and $2,162,000, respectively, of direct variable expenses related to software consulting service and tools product arrangements in which the revenue is deferred until future periods. The deferred amounts meet the definition of assets. They are related to future elements of enforceable contracts and will result in positive margins when the Company recognizes them.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For contracts for which revenue recognition falls within FASB ASC No. 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, previously referred to as AICPA Accounting Statements of Positions No. 81-1, the Company has applied the guidance contained therein to account for the related deferred costs.

Fair Value Measurements

In September 2006, the FASB issued ASC No. 820, Fair Value Measurements (ASC 820), and previously referred to as Statement No. 157). The accounting pronouncement establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations in which there is little, if any, market activity for the asset or liability. Included in the cash and cash equivalent balances were the fair value of the Company’s cash equivalents of $67,401,000 and $51,999,000 at December 31, 2009 and 2008, respectively, based on Level 1 inputs.  Effective January 1, 2009, the Company adopted the provisions under ASC 820 for valuation of nonfinancial assets and nonfinancial liabilities. The adoption of such provisions did not impact the Company’s financial position, results of operations or cash flows.

Comprehensive Income

The components of other comprehensive income consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments, both net of tax. Comprehensive income has been disclosed in the statement of stockholders' equity for all periods presented.

The components of accumulated other comprehensive income at December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Total

Balance at January 1, 2007	$(28)	$24	$(4)
Foreign currency translation adjustment	628	-	628
Unrealized gain on available-for-sale securities	-	(23)	(23)
Balance at December 31, 2007	600	1	601
Foreign currency translation adjustment	2,006	-	2,006
Unrealized gain on available-for-sale securities	-	(1)	(1)
Balance at December 31, 2008	2,606	-	2,606
Foreign currency translation adjustment	(15)	-	(15)
Balance at December 31, 2009	$2,591	$-	$2,591

Effect of New Accounting Pronouncements

FASB Accounting Standard Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact its consolidated financial statements.

FASB ASC No. 810, Amendments to FASB Interpretation No. 46(R) (ASC 810, and formerly referred to as SFAS No. 167), makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. ASC 810 will be effective for the Company beginning in the first quarter of 2010. The Comany is assessing the impact of the adoption of this standard on its financial statements particularly in connection with the divestiture of the HPR business.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FASB ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that require objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criteria requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company elected early adoption as of January 1, 2010 and is currently assessing the potential impact of this standard.

FASB ASU No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described above). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption as of January 1, 2010 is permitted but not elected by the Company. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

2.  Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been calculated based on the shares used in the calculation of basic net income (loss) per share and the dilutive effect of stock options, restricted stock and restricted stock units.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$(1,138)	$(106,616)	$18,784

Weighted-average shares of common stock outstanding	34,321	33,765	33,301
Less: weighted-average restricted stock	-	(18)	(102)
Weighted-average shares used in computing basic net income (loss) per share	34,321	33,747	33,199
Dilutive effect of employee stock options and restricted stock units, using the treasury stock method	-	-	358
Weighted-average shares used in computing diluted net income (loss) per share	34,321	33,747	33,557

Basic net income (loss) per share	$(0.03)	$(3.16)	$0.57
Diluted net income (loss) per share	$(0.03)	$(3.16)	$0.56

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following shares were excluded from the calculation of diluted net income (loss) per share for 2009, 2008 and 2007, respectively, because all were anti-dilutive for the respective periods (in thousands):

	2009	2008	2007
Options	4,463	5,276	5,072
Restricted stock units	469	740	-
Restricted stock	-	-	91
Total anti-dilutive shares	4,932	6,016	5,163

3. Commitments

Leases

The Company has entered into various operating lease agreements for facilities with lease terms ranging from one to 25 years. Rent expense, which is being recognized on a straight-line basis over the lease terms, was approximately $4,905,000, $5,610,000 and $3,902,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future commitments and obligations under the operating leases for the Company’s facilities, to be satisfied as they become due, are as follows (in thousands):

Years ending December 31,	Amount
2010	$4,793
2011	4,620
2012	4,234
2013	4,098
2014	4,046
Thereafter	3,816
Total	$25,607

Estimated future rents receivable from sublease agreements through 2012, not included above, amount to approximately $457,000. If the Divestiture closes, estimated additional rent receivable from the sublease to HPR Global would be approximately $3.5 million through October 31, 2015.

Other Commitments

As of December 31, 2009, the Company had firm purchase commitments for inventory, fixed assets and services of approximately $4,992,000, of which it expects to cancel or transfer approximately $1.8 million due to the Divestiture. The Company also had committed to pay royalties to third parties on future database content revenue of approximately $1,104,000 upon cash receipts from customers.

As of December 31, 2009, the Company recorded $2,322,000 liabilities associated with uncertainties in income taxes under the authoritative guidance on accounting for uncertainty in income taxes. The Company could not make reasonably reliable estimates of the periods of cash settlement with the respective tax authorities and as such has recorded the liabilities as noncurrent on its Consolidated Balance Sheet.

As of December 31, 2009, the Company had no amounts due under loan agreements and had an unused line of credit with Bank of America as detailed in Note 5 of the Notes to Consolidated Financial Statements.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third-party liabilities, including liability if its products infringe a third party’s intellectual property rights. The Company accounts for such indemnification provisions in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of December 31, 2009, the Company was not subject to any material pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these consolidated financial statements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Stockholders’ Equity

Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period will be divided into two consecutive six-month purchase periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. On May 4, 2009, Symyx’s Board of Directors amended and restated the Plan to eliminate the evergreen provision, effective after the January 1, 2009 increase in such reserved share pool, and to provide that the ESPP plan shall have an indefinite term. This amendment and restatement of the ESPP plan was not subject to shareholder approval. The Company registered an additional 1,005,793 shares authorized under the evergreen provision of its ESPP program for years 2007 through 2009 in June 2009. As of December 31, 2009, the number of shares of common stock available for future issue under the Purchase Plan was 1,879,110.

Stock Option Plans

The Company's 1996 Stock Option Plan was adopted in March 1996 and provided for the issuance of options for up to 1,153,444 shares of common stock to employees, directors and consultants.

During 1997, the Company's Board of Directors approved the adoption of the 1997 Stock Option Plan with terms and conditions the same as those of the 1996 Stock Option Plan (collectively, the Qualified Plans). The 1997 Stock Option Plan provided for the issuance of options for up to 14,090,572 shares of common stock to employees and consultants. In February 2007, the Qualified Plans expired and all unissued shares under the Qualified Plans were forfeited.

In October 2001, the Company's Board of Directors approved the adoption of the 2001 Nonstatutory Stock Option Plan (the NSO Plan). The NSO Plan provides for the issuance of options for up to 1,000,000 shares of common stock to non-executive employees and consultants. As of December 31, 2009, all authorized shares of options under the NSO Plan had been granted.

At the 2007 Annual Stockholders Meeting held on June 12, 2007, the Company’s stockholders approved the adoption of the 2007 Symyx Technologies, Inc. Stock Incentive Plan (the 2007 Stock Plan). The 2007 Stock Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, awards). Stock options granted under the 2007 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or nonqualified stock options. The Compensation Committee of the Company’s Board of Directors administers the 2007 Stock Plan. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan is 750,000 shares, plus any shares that would otherwise return to each of the Company’s Qualified Plans and the Company’s NSO as a result of forfeiture, termination or expiration of awards previously granted under each of the 1997 Plan and the 2001 Nonstatutory Plan.  The maximum number of shares with respect to which options and stock appreciation rights may be granted to a participant during a calendar year is 750,000 shares. For awards of restricted stock and restricted stock units that are intended to be performance-based compensation under Section 162(m) of the Code, the maximum number of shares subject to such awards that may be granted to a participant during a calendar year is 750,000 shares.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the Company’s annual stockholder meeting on June 16, 2008, the Company’s stockholders approved a proposal to amend the Company’s 2007 Stock Plan to increase the total authorized shares available for grant under such plan by 4,700,000 shares and reduce the number of shares available for issuance under the 2007 Stock Plan (i) by one share for each share of common stock subject to a stock option or stock appreciation right; and (ii) by one and sixty-five hundredths (1.65) shares for each share of common stock subject to any other type of award issued under the 2007 Stock Plan. As of December 31, 2009, 5,109,887 shares were available for issuance under the 2007 Stock Plan.

The Company’s stockholders also approved a voluntary stock option exchange program to allow eligible employees holding stock options with exercise prices equal to or greater than $12.00 per share the opportunity to exchange eligible stock options for new stock options with a lower exercise price but covering fewer shares.  The Company’s directors, executive officers, consultants and employees with a tax residence outside of the United States were not allowed to participate in this program. The Company completed the stock option exchange in the third quarter of 2008. Eligible participants tendered options to purchase 2,042,812 shares of common stock in exchange for replacement options to purchase 394,509 shares of common stock under the Company’s 2007 Stock Plan, resulting in $111,000 of incremental stock-based compensation to be amortized on a straight-line basis over the vesting period of the replacement options (a maximum of 2 years). The shares subject to options canceled in this program were not returned to the 2007 Stock Plan for future issuance.

In connection with the acquisition of IntelliChem, the Company assumed all the unvested outstanding stock options issued pursuant to IntelliChem’s 2003 Stock Option Plan (IntelliChem Plan) and converted them into options to purchase 44,126 shares of the Company’s common stock. In connection with the acquisition of Synthematix, the Company assumed all the unvested outstanding stock options issued pursuant to Synthematix’s 2000 Equity Compensation Plan (Synthematix Plan), as amended, and converted them into options to purchase 23,876 shares of the Company’s common stock. These options generally retained all of the rights, terms, and conditions of the plan under which they were originally granted. As of December 31, 2009, options to purchase 13,717 and 2,971 shares of common stock were available for future grant under the IntelliChem Plan and Synthematix Plan, respectively.

Stock options granted under the Qualified Plans and 2007 Stock Plan may be either incentive stock options or nonstatutory stock options, whereas stock options granted under the NSO Plan are nonstatutory stock options. Options are generally granted with exercise prices equal to the fair value of the common stock on the grant date, as determined by the Board of Directors. The options issued under the Qualified Plans and the NSO plan expire no more than 10 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The options issued under the 2007 Stock plan expire no more than 7 years after the date of grant or earlier if employment or relationship as a director or consultant is terminated. The Board of Directors shall determine the times during the term when the options may be exercised and the number of shares for which an option may be granted. Options may be granted with different vesting terms from time to time but will provide for annual vesting of at least 20% of the total number of shares subject to the option.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of activity under all the above stock option plans is as follows:

	Outstanding Stock Options
			Weighted-
	Number of	Exercise	Average
	Shares	Price	Exercise Price
Balance at January 1, 2007	6,762,592	$0.19 - $58.25	$27.35
Options granted	1,423,500	$4.29 - $ 8.58	$6.68
Options exercised	(96,122)	$0.39 - $18.95	$6.55
Options cancelled	(1,222,527)	$0.19 - $57.00	$28.31
Balance at December 31, 2007	6,867,443	$0.39 - $58.25	$23.18
Options granted	2,038,009	$3.03 - $26.19	$6.20
Options exercised	(30,451)	$0.39 - $10.47	$2.72
Options cancelled	(3,599,230)	$0.96 - $58.25	$27.24
Balance at December 31, 2008	5,275,771	$0.51 - $57.00	$13.97
Options granted	130,000	$4.56 - $5.83	$4.85
Options exercised	(113,185)	$0.96 - $6.43	$3.82
Options cancelled	(829,348)	$0.96 - $31.53	$11.03
Balance at December 31, 2009	4,463,238	$0.51 - $57.00	$14.51

At December 31, 2009, 2008 and 2007, vested and outstanding options for the purchase of 2,563,991, 2,354,850, and 5,411,627 shares of common stock were exercisable at weighted-average exercise prices of $20.96, $23.76 and $27.53, respectively.

An analysis of options outstanding at December 31, 2009 is as follows:

				Options Exercisable
Exercise Price	Options Outstanding at December 31, 2009	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Oustanding at December 31, 2009	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price
$0.51 - $2.63	14,515	5.0	$2.30	14,515	5.0	$2.30
$3.03 - $4.56	1,582,832	5.1	$3.86	400,681	5.9	$3.68
$5.83 - $9.49	680,501	3.8	$8.10	180,001	3.7	$8.12
$9.51 - $14.75	890,751	3.8	$12.35	674,155	3.4	$12.85
$15.30 - $23.22	247,334	3.0	$17.43	247,334	3.0	$17.43
$23.78 - $57.00	1,047,305	2.3	$36.09	1,047,305	2.3	$36.09
	4,463,238	3.9	$14.51	2,563,991	3.3	$20.96

The aggregate intrinsic values for the above outstanding and exercisable stock options were $2,650,000 and $775,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the close price of the Company’s common stock for in-the-money options at December 31, 2009. During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $213,000, $123,000 and $859,000, respectively. The aggregated fair value of stock options vested during 2009, 2008 and 2007 was $1,912,000, $99,000 and $1,330,000, respectively. As of December 31, 2009, $3,379,000 of total unrecognized compensation cost related to unvested stock options granted and outstanding is expected to be amortized over a weighted-average period of one year.

The Company granted stock options to purchase 130,000, 2,038,009 and 1,423,500 shares of common stock in 2009, 2008 and 2007, respectively. Included in option granted in 2008 were options to purchase 394,509 shares of common stock from the Company’s option exchange program. Included in options granted in 2007 were options to purchase 620,000 shares of common stock granted to non-executive employees at an exercise price equal to 50% of the grant date fair market value. The weighted-average grant date fair value of options granted (excluding the shares from stock option exchange program where only incremental charges were recorded) during the years ended December 31, 2009, 2008 and 2007 were $2.64, $2.15 and $4.08, respectively. The Company valued options granted in 2009, 2008 and 2007 using the Black-Scholes method with the following weighted-average valuation assumptions:

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009	2008	2007
Expected dividend	0%	0%	0%
Risk-free interest rate	2.2%	2.0%	4.3%
Expected volatility	69%	57%	44%
Expected life (in years)	4.3	4.3	3.5

The computation of expected volatility is based on historical volatility. Expected life is calculated using simplified method, due to significant differences in the vesting terms and contractual life of current option grants compared to the Company’s historical grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company also granted restricted stock units to its employees and members of the Board of Directors under its stock option plans. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2009, $1,544,000 of total unrecognized compensation cost related to unvested restricted stock units granted is expected to be amortized over a weighted-average period of one year. The Company plans to issue new common stock to settle the restricted stock units.  During the years ended December 31, 2009, 2008 and 2007, the Company paid $535,000, $499,000 and $1,956,000, respectively, in cash for employee withholding taxes in lieu of issuing common stock upon vesting of restricted stock units.

The following table illustrates the changes in status of the Company’s restricted stock units and restricted stock during the years ended December 31, 2009, 2008 and 2007:

	Restricted Stock Units		Restricted Stock
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	328,050	$29.05	-	na
Granted	595,011	$17.26	176,400	$18.06
Vested	(325,406)	$29.05	-	na
Cancelled	(152,169)	$17.79	(85,300)	$17.96
Unvested at December 31, 2007	445,486	$17.16	91,100	$18.15
Granted	635,953	$3.93	-	na
Vested	(226,590)	$16.76	-	na
Cancelled	(114,829)	$17.35	(91,100)	$18.15
Unvested at December 31, 2008	740,020	$5.88	-	na
Granted	68,646	$5.73	-	na
Vested	(305,335)	$7.41	-	na
Cancelled	(34,374)	$4.81	-	na
Unvested at December 31, 2009	468,957	$4.94	-	na

During the years ended December 31, 2009, 2008 and 2007, the Company valued awards under the ESPP using the Black-Scholes method with the following weighted-average valuation assumptions:

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009	2008	2007
Expected dividend	0%	0%	0%
Risk-free interest rate	0.8%	2.4%	4.7%
Expected volatility	95%	69%	55%
Expected life (in years)	0.8	0.8	0.8

As of December 31, 2009, $303,000 of total unrecognized compensation cost related to the ESPP is expected to be amortized over a weighted-average period of 4 months.

As of December 31, 2009, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	4,463,238
Restricted Stock Units	468,957
Stock options available for future grant	5,126,575
Employees stock purchase plan	1,879,110
11,937,880

The Company recognized stock-based compensation expenses of in the Company’s results of operations for the year ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
Costs of revenue	$361	$227	$294
Research and development	1,183	1,396	2,627
Sales, general and administrative	2,856	2,745	2,796
Total	$4,400	$4,368	$5,717

The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation expense was $1,226,000, $1,410,000 and $1,873,000 in 2009, 2008 and 2007, respectively.

5.  Bank Credit Facility

On September 28, 2007, the Company entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the Agent), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for the Company’s account (the Facility), secured by substantially all of the Company’s assets excluding intellectual property.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2009, the Company had no borrowings under the Facility other than a $780,000 standby letter of credit outstanding and was in compliance with all financial covenants related to the Facility.

6. Segment Disclosure

The authoritative guidance on disclosures about segments of an enterprise and related information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under the authoritative guidance on disclosures about segments of an enterprise and related information is based upon the "management approach," or the way that management organizes the operating segments within a company for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM) when deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who allocates resources to and assesses the performance of each business unit using information about the business unit’s revenue and operating income (loss). The Company’s CODM generally does not review the Company’s assets by business segment.

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

The disaggregated financial information reviewed by the CODM in 2009, 2008 and 2007 is listed in the table below. The Company has research and development, manufacturing, sales and marketing, and general and administrative groups. Expenses for these groups are generally allocated to the business units. Certain corporate-level operating expenses and charges were not allocated to each business unit and were included in the “other” category. These expenses and charges include, but not limited to:

•	Acquisition-related costs, including in-progress research and development, amortization and any impairment of acquisition-related intangibles and goodwill;
•	Amounts included within restructuring and asset impairment charges; and
•	Results of operations of venture businesses supporting the Company’s initiatives.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
(in thousands)	2009	2008	2007
Revenue:
Symyx Software
Service	$43,372	$45,016	$16,622
License fees, content and royalties	45,235	49,184	15,271
Total Symyx Software revenue	$88,607	$94,200	$31,893
Symyx HPR
Service	$27,170	$29,876	$42,412
Product	23,888	25,033	34,898
License fees, content and royalties	10,781	9,936	15,869
Total Symyx HPR revenue	$61,839	$64,845	$93,179
Total revenue	$150,446	$159,045	$125,072
Operating income (loss):
Symyx Software	$8,512	*	*
Symyx HPR	2,047	*	*
Other	(14,606)	*	*
Total operating loss	$(4,047)	$(116,863)	$(16,724)

*  The Company did not implement a reporting system prior to 2009 to segregate operating expenses by business segment. It is impracticable to restate prior periods to be consistent with the current period presentation.

Geographic Area Data

The table below shows revenue by physical location of the Company’s customers (in thousands).

	Years Ended December 31,
	2009	2008	2007
United States	$94,168	$102,042	$109,741
Asia	15,057	14,300	3,712
Europe	40,204	40,885	11,065
Rest of the World	1,017	1,818	554
Total	$150,446	$159,045	$125,072

The tables below show revenue and long-lived assets by location (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue generated by U.S. operations	$137,705	$132,629	$114,242
Revenue generated by foreign operations	12,741	26,416	10,830
Total revenue from unaffiliated customers	$150,446	$159,045	$125,072

Long-lived assets in U.S.	$101,238	$114,373	$195,246
Long-lived assets in foreign countries	13,156	14,076	33,207
Total long-lived assets	$114,394	$128,449	$228,453

7. Integrity Biosolution, LLC

On August 13, 2008, the Company acquired 100% of the ownership of Integrity Biosolution, LLC (IntegrityBio), a privately held research service company based in Camarillo, California. By acquiring IntegrityBio, the Company expanded its research service offerings in the life sciences industry into biologic formulations, complementing its existing chemical formulations services. IntegrityBio has since been merged with and into Symyx Software, Inc. effective December 31, 2008. Its results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The purchase price for IntegrityBio was $10,248,000, including $9,446,000 paid in cash to the seller, $570,000 of working capital adjustments paid to the seller and $232,000 in transaction costs, consisting of legal and other professional service fees.

In accordance with the authoritative guidance on business combinations, the Company allocated the purchase price to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair value. The excess purchase price over the fair value was recorded as goodwill.

The allocation of the purchase price of IntegrityBio was as follows (in thousands):

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

Goodwill from IntegrityBio was recorded in the Symyx Research reporting unit of Symyx HPR and is expected to be deductible for income tax purposes. Subsequently in the fourth quarter of 2008, as part of the annual impairment analysis, goodwill from IntegrityBio acquisition was written-off. Additionally, the Company reduced the carrying value of identifiable intangible assets by $1,604,000 in connection with its review of the recoverability long-lived assets. See detail in Note 1 of the Notes to Consolidated Financial Statements.

Pro forma financial information is not provided because the results of operations of the acquired entity were not material to the historical results of operations of the Company.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the terms of the purchase agreement, the founder of IntegrityBio could have earned an additional $1.75 million in cash, so long as the founder serves as the Company’s employee continuously for 24 months from the acquisition date. Due to service requirements of this payment, the Company recorded the associated liabilities as compensation expenses rather than as part of the purchase price. Additionally, the Company recorded $327,000 additional purchase consideration calculated as 46% of total revenue generated by IntegrityBio during the period from September 1, 2009 to October 31, 2009. This liability, if determinable at the time of acquisition, would have been recorded to goodwill as part of the purchase price. The Company assessed the recoverablility of these amounts under the current circumstances and concluded that the goodwill resulting from the additional purchase consideration should be impaired in 2009. On November 1, 2009, in connection with the Company’s exiting of its CDMO business, the Company sold all the tangible and intangible assets from the IntegrityBio acquisition, and settled all the compensation liabilities and revenue share liabilities discussed above either earned through the selling date or potentially to be earned in the future under the purchase agreement, resulting in a loss of $2,009,000.

8. Acquisition of MDL Group Companies

On October 1, 2007, the Company acquired MDL Information Systems, Inc. (MDL) for $123,000,000 in cash. Of the cash paid, the Company and the seller placed $10,000,000 in escrow pending their determination of any detriments suffered or benefits enjoyed by MDL as a result of certain pre-closing intercompany transactions. The escrow account (including interest earned) was subsequently settled after a March 2008 net working capital adjustment payment of $4,954,000 to the Company, June 2008 distributions of $1,626,000 to the Company for withholding tax and professional fee reimbursement and $1,735,000 to the seller and final distribution of the remaining amount in the escrow account to the seller in July 2009.

The adjusted total purchase price for this acquisition was $121,474,000, consisting of approximately $118,046,000 in cash and $3,428,000 in transaction costs, consisting of banking, legal and other professional service fees.

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

9. Related Party Transactions

The Company entered into a Collaborative Development and License Agreement in March 2005 and an Alliance Agreement in December 2005 with Intermolecular, Inc. (Intermolecular). Under these agreements, the two companies worked together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications. Each party bore its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008 invested an additional $1,647,000. As of December 31, 2009, the Company owned approximately 12% of Intermolecular’s outstanding shares. The Company accounts for its ownership interest in Intermolecular using the cost method, because the Company does not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, the Company’s chief executive officer, is a director of Intermolecular. For the years ended December 31, 2009, 2008 and 2007, the Company recognized revenue from Intermolecular of $1,008,000, $1,418,000 and $912,000, respectively. As of December 31, 2009, the Company recorded $5,000 of deferred revenue and a $77,000 customer deposit from Intermolecular. As of December 31, 2008, the Company recorded $32,000 of deferred revenue and a $77,000 customer deposit from Intermolecular.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

The Company’s income (loss) before taxes consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
U. S.	$(3,605)	$(84,293)	$31,510
Foreign	(2,680)	(27,496)	(2,028)
Total	$(6,285)	$(111,789)	$29,482

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(2,991)	$(4,503)	$12,759
State	674	121	645
Foreign	(464)	302	542
Total	(2,781)	(4,080)	13,946
Deferred:
Federal	(2,090)	908	(2,276)
State	10	800	472
Foreign	(286)	(2,801)	(1,444)
Total	(2,366)	(1,093)	(3,248)
Provision (benefit) for income taxes	$(5,147)	$(5,173)	$10,698

Tax benefits or (deficiencies) resulting from the vesting of restricted stock units, the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans were approximately $19,000 in 2009, ($1,091,000) in 2008, and ($868,000) in 2007. Such benefits or deficiencies were recorded in additional paid-in capital.

 The reconciliation of federal statutory income tax (on pre-tax income after consideration of equity losses) to the Company’s provision (benefit) for income taxes is as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2009	2008	2007
Expected provision (benefit) at federal statutory rate	$(2,200)	$(39,126)	$10,318
State taxes, net of federal impact	684	921	571
Research and development credits	(266)	(493)	(321)
Permanent difference related to goodwill impairment	-	24,761	-
Permanent difference related to stock-based compensation	237	230	366
Permanent difference related to acquisitions	-	-	875
Permanent difference related to tax-exempt interest	-	(50)	(631)
Change in liabilities for uncertain tax positions	(699)	-	-
Valuation allowance for deferred tax assets	(3,040)	7,995	-
Other individually immaterial items	137	589	(480)
Provision (benefit) for income taxes	$(5,147)	$(5,173)	$10,698

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry-forwards	$2,916	$2,534
Goodwill	1,416	3,482
Deferred revenue	2,829	1,488
Capitalized research and development	167	349
Depreciation	6,887	11,069
Stock-based compensation	2,279	2,031
Warranty expense accrual	340	545
Research and development and other credits	2,683	2,102
Other accruals and reserves	3,159	2,927
Total deferred tax assets before valuation allowance	22,676	26,527
Less valuation allowance for deferred tax assets	(10,152)	(12,485)
Total deferred tax assets	12,524	14,042
Deferred tax liabilities:
Prepaid insurance and property tax	(367)	(452)
Intangible assets	(15,588)	(18,023)
Total deferred tax liabilities	(15,955)	(18,475)
Net deferred tax liabilities	$(3,431)	$(4,433)

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

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $127,000. The net operating losses from the acquisition of Synthematix is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The net operating loss carryforwards will start to expire in 2010, if not utilized. As of December 31, 2009, the Company had California net operating loss carryforwards of approximately $33,312,000, which will start to expire in 2019, if not utilized. As of December 31, 2009, the Company also had Swiss net operating loss carryforwards of approximately $4,879,000, which will start to expire in 2014, if not utilized.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2009, the Company had federal and California research and development tax credit carryforwards of approximately $472,000 and $4,415,000, respectively. The state research and development credits have no expiration date. The research and development tax credits from the acquisitions of IntelliChem and Synthematix is subject to an annual limitation of Section 383 due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

Valuation Allowance

Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. In 2008, the Company recorded a $12,485,000 valuation allowance (including $7,995,000 for federal deferred tax assets and $4,490,000 for state deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets at December 31, 2008. In 2009, the Company conducted a study of the tax depreciable lives for certain of its fixed assets placed in service after January 1, 2002. Using the result of the study, the Company reassessed the valuation allowance associated with certain federal deferred tax assets and released $1,976,000 of such allowance. Additionally in the fourth quarter of 2009, the Company sold its CDMO business, resulting in the release of additional $1,064,000 of such allowance upon the realization of certain federal deferred tax assets established for goodwill and intangible assets that were deductible for tax purposes. In 2009, the Company recorded additional $707,000 valuation allowance against the state deferred tax assets. The net change of valuation allowance from 2008 to 2009 was $2,333,000.

The valuation allowance was established as a result of weighing all the positive and negative evidence, including the Company’s history of cumulative losses over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of the management that it is more likely than not that the benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued the authoritative guidance on accounting for uncertainty in income taxes, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. Under the authoritative guidance on accounting for uncertainty in income taxes, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the authoritative guidance on accounting for uncertainty in income taxes provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009 and 2008 (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009	2008	2007
Unrecognized tax benefit at January 1	$4,693	$4,965	$4,273
Increase (decrease) in tax positions for prior period	(124)	(590)	287
Increase (decrease) in tax positions for current period	220	318	526
Lapse of statute of limitations	(1,569)	-	(121)
Total unrecognized tax benefit at December 31	$3,220	$4,693	$4,965

Included in the balance of unrecognized tax benefits at December 31, 2009, was $379,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and penalties as a component of the income tax provision, in the accompanying Consolidated Statement of Operations. Related to the uncertain tax benefits noted above, the Company has recognized a liability for interest and penalties of $232,000 and $455,000 as of December 31, 2009 and 2008, respectively.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is not currently under audit by any tax authorities and is generally not subject to tax examinations for years prior to 2005.

The Company does not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease within the next 12 months of the reporting date.

The Company assessed the impact of uncertainties in tax positions taken by the MDL Group Companies in periods prior to the acquisition. Based upon this assessment, no liabilities under the authoritative guidance on accounting for uncertainty in income taxes were recorded on the opening balance sheet. By operation of tax law, the seller of the MDL Group of Companies retains the primary obligation for most pre-acquisition U.S. tax liabilities.  In addition, by the terms of the acquisition agreement, the seller of the MDL Group of Companies has agreed to indemnify the Company for any income tax liabilities related to pre-acquisition periods.

11. Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business combinations. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Because some of the intangible assets related to the Autodose acquisition were recorded in foreign currencies, the balance of these intangible assets may be affected by foreign currency exchange rate fluctuations when converted to U.S. dollars at each reporting period. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company evaluated the recoverability of intangible assets and recorded an impairment charge of $2,574,000 in 2008. The current estimated weighted-average useful lives and carrying amounts of these intangible assets are as follows (in thousands, except for useful lives):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		December 31, 2009
	Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$2,974	$(2,974)	$-
Acquired technology	5.0	$2,974	$(2,974)	$-
Trade name	3.4	1,752	(1,325)	$427
Core/Developed technology	5.7	23,164	(15,574)	$7,590
Customer relationships	7.8	39,825	(14,101)	$25,724
Proprietary content	6.0	7,800	(2,925)	$4,875
License agreements	3.0	4,400	(3,300)	$1,100
Bargain lease	8.0	1,300	(366)	$934
Total intangibles	6.6	$81,215	$(40,565)	$40,650

		December 31, 2009
	Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	2,973	(2,874)	99
Acquired technology	5.0	2,973	(2,874)	99
Trade name	3.3	1,697	(781)	916
Core/Developed technology	5.7	23,168	(12,611)	10,557
Customer relationships	7.7	40,736	(9,139)	31,597
Proprietary content	6.0	7,800	(1,625)	6,175
License agreements	3.0	4,400	(1,833)	2,567
Bargain lease	8.0	1,300	(203)	1,097
Customer backlog	2.0	66	(25)	41
Non-compete agreement	5.0	266	(47)	219
Total intangibles	6.5	$82,406	$(29,138)	$53,268

In the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense for intangible assets of $11,798,000, $13,542,000, and $6,418,000, respectively. Assuming no subsequent impairment of the underlying assets, the annual amortization expense of total intangible assets is expected to be approximately $9,880,000 in 2010, $7,859,000 in 2011, $7,307,000 in 2012, $6,845,000 in 2013, $5,487,000 in 2014 and $3,272,000 thereafter.

12. Financial Instruments

The Company has not entered into any derivative contracts at December 31, 2009. It maintains cash and cash equivalents in treasury-bill money market funds. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents are their fair values. The fair value for cash equivalents are based on quoted market prices.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values. The Company generally does not require any collateral from the customers to support accounts receivables.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Restructuring Charges

In the third quarter of 2009, the Company recorded a $710,000 restructuring charge, which included $801,000 of severance and facility exit costs in the United Kingdom as part of the Company’s effort to consolidate its offshore software development activities. In the fourth quarter of 2009, the Board of Directors committed the Company to a plan to restructure its HPR business unit. The restructuring plan is being implemented to address underperformance in the Company’s CDMO operation acquired as part of the IntegrityBio acquisition, and to address the anticipated decline in research services following 2009 as commitments from Dow and ExxonMobil expire.  As part of the restructuring plan, the Company has exited its CDMO operations and reduced its overall HPR staffing by approximately 75 employees, representing a 15% reduction in the Company’s total current headcount. As a result, the Company recorded $1,660,000 restructuring charges in the fourth quarter of 2009. In the table below, all restructuring activities in 2009 were referred to as the “2009 Plan.”  These charges have been aggregated and appear as “Restructuring Charges” in the Company’s Consolidated Statements of Operations.

In order to realign its operations to drive performance and improve operating efficiency, on December 3, 2008, the Company initiated a reorganization plan (2008 Plan) to combine Symyx Tools and Symyx Research to create Symyx HPR.  The 2008 Plan included a worldwide reduction in force of approximately 90 employees and the consolidation of certain facilities.

The Company recorded total restructuring charges of $4,952,000 in the fourth quarter of 2008, consisting of $3,701,000 of severance and one-time benefits, $1,251,000 of exit costs of facilities, write-off of related fixed assets and associated legal costs. These charges have been aggregated and appear as “Restructuring Charges” in the Company’s Consolidated Statements of Operations.

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

The amounts we have accrued represent the Company’s best estimate of the obligations expect to be incurred and could be subject to adjustment as market conditions change.

On October 2, 2007, in connection with the MDL Acquisition, the Company announced a restructuring plan (2007 Plan) to terminate approximately 120 employees of the Company, comprised of approximately 100 positions in the United States and approximately 20 positions internationally. Total estimated restructuring termination benefits were $7,040,000, consisting primarily of involuntary employee termination benefits. Of the total restructuring charges, $6,823,000 was associated with the former MDL employees and therefore was accrued as part of the liabilities assumed at the time of the MDL acquisition according to the authoritative guidance on accounting for business combinations, as well as the authoritative guidance on recognition of liabilities in connection with a purchase business combination. The remaining balance associated with the termination of employees of the acquiring company was recorded as part of the operating expenses according to the authoritative guidance on accounting for costs associated with exit or disposal activities. As of December 31, 2009, the Company completed the majority of the 2007 plan but estimates that up to $39,000 may yet be incurred in legal fees pertaining to the termination of certain former employees of MDL.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table illustrates the change in accrued restructuring costs during the year ended December 31, 2009 (in thousands):

	2007 Plan	2008 Plan	2009 Plan	Total
Balance as of January 1, 2008	$2,275	$-	$-	$2,275
New charges accrued during the period	723	4,952	-	5,675
Payments made during the period	(1,663)	(442)	-	(2,105)
Non-cash liabilities settled during the period	-	(583)	-	(583)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(684)	-	-	(684)
Balance as of December 31, 2008	651	3,927	-	4,578
New charges accrued during the period	-	407	2,369	2,776
Payments made during the period	(153)	(3,777)	(785)	(4,715)
Non-cash liabilities settled during the period	-	-	(102)	(102)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	(459)	(60)	96	(423)
Balance as of December 31, 2009	$39	$497	$1,578	$2,114

The following table illustrates the change in accrued restructuring costs by business segment during the year ended December 31, 2009 for 2009 Plan only (in thousands). The Company did not implement a reporting system prior to 2009 to segregate restructuring charges by business segment. It is impracticable to restate prior periods to be consistent with the current period presentation.

	Symyx Software	Symyx HPR	Total
Balance as of December 31, 2008	$-	$-	$-
New charges accrued during the period	809	1,560	2,369
Payments made during the period	(544)	(241)	(785)
Non-cash liabilities settled during the period	(102)		(102)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	96		96
Balance as of December 31, 2009	$259	$1,319	$1,578

14. Subsequent Events

On February 11, 2010, and following an extensive sales process led by our financial advisors, the Company announced the execution of a definitive agreement (Divestiture Agreement) to divest its HPR business unit (the Divestiture) pursuant to which the Company will divest HPR’s tools operations and certain of its recently restructured contract research services operations to a newly formed company, HPR Global, Inc. (HPR Global).  HPR’s president, John S. Senaldi, resigned his employment from Symyx prior to the signing of the Divestiture Agreement to lead the acquisition of HPR assets as founder and chief executive officer of HPR Global.  Pursuant to the Divestiture Agreement, the Company will transfer to HPR Global substantially all existing HPR physical assets and certain intellectual property assets, including a portion of its patent portfolio and certain components of its Lab Execution and Analysis software suite.  The total carrying amounts of major classes of assets to be disposed of are listed below:

Property, plant and equipment	$1,661
Goodwill	449
Intangible assets	931
Total	$3,041

Symyx also expects to provide approximately $8.6 million of positive net working capital (mostly in cash) at closing.  In return, Symyx expects to receive a $10.0 million note and common stock representing an approximately 19.5% equity interest in HPR Global. Symyx will retain all existing rights to royalties and licensing fees previously included in HPR, as well as relevant patents underlying these entitlements.  Finally, the Company anticipates HPR Global will offer employment to substantially all current HPR employees following the closing of the Divestiture.  Symyx expects to close the Divestiture by the end of March 2010, and to conclude certain remaining legacy chemical research services contracts by the end of the second quarter of 2010.  As a result of these actions, Symyx will conclude all HPR activities other than its ongoing license and royalty entitlements.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts).

	Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,
Total revenue	$33,394	$36,627	$34,967	$45,458
Total costs	10,744	12,492	11,027	14,113
Gross Profit	22,650	24,135	23,940	31,345
Operating expenses:
Research and development	13,566	13,343	12,764	12,677
Sales, general and administrative	11,097	11,373	10,397	12,204
Restructuring charges (a)	208	-	710	1,660
Impairment to goodwill, intangibles, and other long-lived assets (b)	-	-	284	43
Amortization of intangible assets	1,445	1,447	1,448	1,451
Total operating expenses	26,316	26,163	25,603	28,035
Income (loss) from operations	(3,666)	(2,028)	(1,663)	3,310
Loss from sale of IntegrityBio business	-	-	-	(2,009)
Interest and other income (expense), net	(1,047)	445	521	(148)
Income (loss) before income tax provision and equity loss	(4,713)	(1,583)	(1,142)	1,153
Income tax benefit	1,606	345	2,632	564
Net income (loss)	$(3,107)	$(1,238)	$1,490	$1,717
Basic net income (loss) per share	$(0.09)	$(0.04)	$0.04	$0.05
Diluted net income (loss) per share	$(0.09)	$(0.04)	$0.04	$0.05

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,
Total revenue	$36,907	$40,651	$38,909	$42,578
Total Costs	10,237	10,387	10,397	13,748
Gross Profit	26,670	30,264	28,512	28,830
Operating expenses:
Research and development	20,687	19,729	18,814	16,135
Sales, general and administrative	15,233	14,288	12,375	12,693
Restructuring charges (a)	-	-	-	4,952
Impairment to goodwill, intangibles, and other long-lived assets (b)	-	-	-	90,330
Amortization of intangible assets	1,477	1,479	1,476	1,471
Total operating expenses	37,397	35,496	32,665	125,581
Loss from operations	(10,727)	(5,232)	(4,153)	(96,751)
Gain from sale of equity interest in Ilypsa, Inc.	-	-	4,939	-
Interest and other income (expense), net	(396)	2,792	(1,692)	(569)
Loss before income tax provision and equity loss	(11,123)	(2,440)	(906)	(97,320)
Income tax benefit (expense)	4,331	915	161	(234)
Net loss	$(6,792)	$(1,525)	$(745)	$(97,554)
Basic net loss per share	$(0.20)	$(0.05)	$(0.02)	$(2.87)
Diluted net loss per share	$(0.20)	$(0.05)	$(0.02)	$(2.87)

(a) See Note 13 of the Notes to Consolidated Financial Statements for detail discussion.
(b) See Note 1 of the Notes to Consolidated Financial Statements for detail discussion.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Symyx’s management assessed the effectiveness of Symyx’s internal control over financial reporting as of December 31, 2009. In making this assessment, Symyx’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Symyx’s management believes that, as of December 31, 2009, Symyx’s internal control over financial reporting was effective based on the criteria set forth by COSO.

Symyx’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of Symyx’s internal control over financial reporting. This report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Symyx Technologies, Inc.

We have audited Symyx Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symyx Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symyx Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Symyx Technologies, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2010

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

On February 26, 2010, the Compensation Committee and the Board of Directors approved the following increases in the 2009 bonuses payable to two executive officers of the Company:  $10,000 to Charles D. Haley, Senior Vice President and General Counsel; and $10,000 to Richard Rosenthal, Senior Vice President, Finance, bringing their total 2009 cash bonuses to $70,000 and $72,500, respectively.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Symyx’s Annual Meeting of Stockholders expected to be held in June 2010 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Compensation Committee Interlocks and Insider Participations.”

The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information appearing in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of our common stock issuable under our existing equity compensation plans.

	A		B	C	D	E

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities to Be Issued Upon Vesting of Outstanding Restricted Stock Units	Weighted Average Grant Price of Outstanding Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns A and C)

Equity Compensation Plans Approved by Stockholders (1)	4,095,820	(3)	$15.19	468,957	$4.94	6,988,997	(4)
Equity Compensation Plans Not Approved by Stockholders (2)	367,418		$6.93	-		16,688
Total	4,463,238		$14.51	468,957	$4.94	7,005,685

(1)	Consists of the 2007 Stock Incentive Plan (2007 Stock Plan) and the 1999 Employee Stock Purchase Plan (ESPP).

(2)
Consists of 2001 Nonstatutory Plan, IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the IntelliChem acquisition and the Synthematix, Inc. 2000 Equity Compensation Plan, as amended, assumed in connection with the Synthematix acquisition. A description of these plans is available in Note 4 of the Notes to Consolidated Financial Statements.

(3)
Excludes purchase rights accruing under our ESPP which has a stockholder approved reserve of 1,879,110 shares as of December 31, 2009. Under the ESPP, each eligible employee may purchase up to a maximum of 10,000 shares per annum of common stock at semi-annual intervals on the last United States business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the 12-month offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.  Eligible employees may defer up to 10% of their salary, but not to exceed $25,000, in any calendar year, to purchase shares under this Plan.

(4)
Consists of shares available for future issuance under our 2007 Stock Plan and ESPP. As of December 31, 2009, an aggregate of 1,879,110 shares of common stock were available for issuance under ESPP and 5,109,887 shares of common stock were available for issuance under the 2007 Stock Plan.

(5)
Under our 2007 Stock Plan, the grant of each one (1) share of common stock subject to any type of award, other than a stock option or stock appreciation right, shall reduce the number of shares available under the 2007 Stock Plan by one and sixty-five hundredths (1.65) shares.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).  FINANCIAL STATEMENTS

The following Financial Statements of Symyx Technologies, Inc. and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, have been filed as part of this Annual Report on Form 10-K. See index to Consolidated Financial Statements under Item 8 above:

Report	of Independent Registered Public Accounting Firm
Consolidated	Balance Sheets at December 31, 2009 and 2008
Consolidated	Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated	Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated	Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes	to Consolidated Financial Statements

(a) (2).  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

(a) (3).  EXHIBITS

Refer to (b) below.

(b) EXHIBITS

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: February 26, 2010	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Isy Goldwasser, Rex S. Jackson and Richard J. Rosenthal, or any of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ ISY GOLDWASSER	Chief Executive Officer and Director	February 26, 2010
	Isy Goldwasser	(Principal Executive Officer)

By	/s/ REX S. JACKSON	Executive Vice President	February 26, 2010
	Rex S. Jackson	and Chief Financial Officer
(Principal Financial Officer)

By	/s/ RICHARD J. ROSENTHAL	Senior Vice President of Finance	February 26, 2010
	Richard J. Rosenthal	(Principal Accounting Officer)

By	/s/ STEVEN D. GOLDBY	Chairman of the Board	February 26, 2010
Steven D. Goldby

By	/s/ G. STEPHEN DECHERNEY	Director	February 26, 2010
G. Stephen DeCherney

By	/s/ TIMOTHY HARKNESS	Director	February 26, 2010
Timothy Harkness

By	/s/ DAVID C. HILL	Director	February 26, 2010
David C. Hill

By	/s/ BRUCE A. PASTERNACK	Director	February 26, 2010
Bruce A. Pasternack

By	/s/ CHRIS VAN INGEN	Director	February 26, 2010
Chris van Ingen

EXHIBIT INDEX

Exhibit Number		Description of Document
*2.1	(7)	Agreement and Plan of Merger, dated as of November 12, 2004, by and among Symyx Technologies, Inc., and IntelliChem, Inc.
#2.2	(20)	Sale Agreement by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited and MDL Information Systems (UK) Limited as sellers and Symyx Technologies, Inc. as buyer
#2.3	(33)	Asset Purchase Agreement, dated as of February 11, 2010, by and among HPR Global, Inc., Symyx Technologies, Inc., and Symyx Solutions, Inc.
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(18)	Amended and Restated Bylaws of Symyx Technologies, Inc.
3.3	(8)	Certificate of Amendment to the Amended and Restated Bylaws of Symyx Technologies, Inc.
4.1	(2)	Specimen Common Stock Certificate
**10.1	(9)	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan and forms of agreements thereunder
**10.2	(2)	1996 Stock Plan and forms of agreements thereunder
**10.3	(11)	Amended and Restated 1997 Stock Plan and forms of agreements thereunder
**10.4	(31)	1999 Employee Stock Purchase Plan, as amended
**10.8	(16)	Form of Restricted Stock Agreement under the Symyx Technologies, Inc. 1997 Stock Plan
10.10	(2)	Collaborative Research and License Agreement dated January 1, 1999 between Symyx and The Dow Chemical Company
10.11	(2)	License Agreement dated June 22, 1995 between Symyx and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California
**10.12	(33)	List of Executive Officers Who Participate in Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan
10.13	(3)	Lease by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto
**10.14	(4)	2001 Nonstatutory Stock Option Plan
*10.16	(5)	Alliance, Technology Transfer, and License Agreement effective April 1, 2003 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company
*10.17	(8)	Alliance Agreement dated December 16, 2004 between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company
**10.18	(8)	2003 IntelliChem, Inc. Stock Option Plan and forms of agreements thereunder
10.19	(10)	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto
**10.20	(16)	Form of Restricted Stock Unit Agreement under the Symyx Technologies, Inc. 1997 Stock Plan.
10.21	(13)
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

**10.29	(23)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2007 Stock Incentive Plan
**10.30	(24)	Form of Stock Option Agreement under the Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan
**10.31	(25)	2007 Stock Incentive Plan, as amended
*10.32	(26)	Supplemental Agreement, by and between Symyx Technologies, Inc. and The Dow Chemical Company
**10.34	(27)	Fiscal Year 2008/2009 Base Salaries and Target Bonus Payouts for Executive Officers

**10.35	(12)	Symyx Technologies, Inc.’s Offer Letter to Rex S. Jackson Dated January 30, 2007
**10.36	(12)	Symyx Technologies, Inc.’s Offer Letter to Timothy E. Campbell Dated February 6, 2007
**10.37	(12)	Symyx Technologies, Inc.’s Offer Letter to Richard Boehner Dated March 13, 2007
**10.38	(14)	Consulting and Independent Contractor Services Agreement between Symyx Technologies, Inc. and David Hill
**10.39	(14)	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan Confirmation by Dr. W. Henry Weinberg
**10.40	(19)	First Amendment to the Consulting and Independent Contractor and Service Agreement and Work Orders between Symyx Technologies, Inc. and David C. Hill
**10.41	(33)	Symyx Technologies, Inc.’s Offer Letter to John Senaldi Dated November 9, 2009
10.42	(28)	Amendment to Credit Agreement, dated as of March 12, 2009, among Symyx Technologies, Inc., each lender from time to time party thereto, and Bank of America, N.A. as administrative agent and L/C issuer
10.43	(30)	Third amendment to Credit Agreement, dated as of September 25, 2009, between Symyx Technologies, Inc. and Bank of America, N.A. as administrative agent and L/C issuer
**10.44	(29)	Symyx Technologies, Inc.’s Offer Letter to Richard Rosenthal Dated December 4, 2007
**10.45	(29)	Symyx Technologies, Inc.’s Offer Letter to Trevor Heritage Dated October 1, 2007
**10.46	(29)	Symyx Technologies, Inc.’s Offer Letter to Charley Haley Dated August 12, 2008
**10.47	(15)	2007 Executive Annual Cash Incentive Plan
*10.48	(32)	2009 Executive Cash Bonus Awards
21	(33)	List of Subsidiaries
23.1	(33)	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (reference is made to the signature page of this report)
31.1	(33)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	(33)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	(33)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Confidential treatment has been requested for portions of these exhibits.
**   Management contracts or compensatory plans or arrangements.
#     All schedules and similar attachments to the sales agreement have been omitted. Copies of such schedules and similar attachments will be furnished supplementally to the SEC upon request.

(1) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (SEC File No. 0-27765).
(2) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.
(3) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 0-27765).
(4) Incorporated by reference to exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-82166).
(5) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (SEC File No. 0-27765).
(6) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 0-27765).
(7) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 2, 2004 (SEC File No. 0-27765).
(8) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 0-27765).
(9) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (SEC File No. 0-27765).
(10) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 15, 2005 (SEC File No. 0-27765).

(11) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 0-27765).
(12) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (SEC File No. 0-27765).
(13) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on January 19, 2007 (SEC File No. 0-27765).
(14) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (SEC File No. 0-27765).
(15) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on February 14, 2007 (SEC File No. 0-27765).
(16) Incorporated by reference to the same number exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 0-27765).
(17) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (SEC File No. 0-27765).
(18) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed on December 1, 2008 (SEC File No. 000-27765).
(19) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 7, 2008 (SEC File No. 0-27765).
(20) Incorporated by reference to Exhibit 10.25 filed with Registrant’s Current Report on Form 8-K on August 15, 2007 (SEC File No. 0-27765).
(21) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on September 4, 2007 (SEC File No. 0-27765).
(22) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on October 4, 2007 (SEC File No. 0-27765).
(23) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on November 8, 2007 (SEC File No. 0-27765).
(24) Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (SEC File No. 0-27765).
(25) Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 filed on August 8, 2008 (SEC File No. 333-152893).
(26) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007 (SEC File No. 0-27765).
(27) Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 24, 2009 (SEC File No. 0-27765).
(28) Incorporated by reference to the same number exhibit filed with Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008 (SEC File No. 0-27765).
(29) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (SEC File No. 0-27765).
(30) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (SEC File No. 0-27765).
(31) Incorporated by reference to the like-described exhibit filed with the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-159019).
(32) Incorporated by reference to the information set forth under Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 22, 2010 (SEC File No. 0-27765), and Item 9B of this Annual Report on Form 10-K.
(33) Filed here within.