Form 10-K/A
period 2009-12-31
SYMYX TECHNOLOGIES INC
filed 2010-04-29
CIK 1095330

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

 Registrant’s telephone number, including area code: (408) 764-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of February 23, 2010, 34,692,061 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2010 (the “Form 10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders.  This Amendment hereby amends Items 10 through 14 of the Form 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K (i.e., those events occurring after February 26, 2010) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

In this report, “Symyx,” “we,” “us,” and “our” refer to Symyx Technologies, Inc. and its consolidated subsidiaries.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information about the members of our Board of Directors (the “Board”) as of April 20, 2010:

Name	Age	First Became a Director	Principal Occupation / Position Held with us
Steven D. Goldby	70	1998	Chairman of the Board, former Executive Chairman of Symyx and Partner, Venrock Associates
Isy Goldwasser	40	2007	Chief Executive Officer of Symyx
G. Stephen DeCherney	57	2008	Professor of Medicine (Adjunct), University of North Carolina
Timothy Harkness	43	2008	President and Chief Executive Officer, Cell Biosciences, Inc.
David C. Hill	63	2007	Former President and CEO, Sun Chemical Corporation
Chris van Ingen	63	2008	Former President, Bio-Analytical Measurement business of Agilent Technologies, Inc.
Bruce Pasternack	62	2007	Operating Partner, Venrock Associates

Steven D. Goldby joined us in 1998 as our Chief Executive Officer.  Mr. Goldby has served as a director and Chairman of the Board since July 1998, and served as our Executive Chairman from June 2007 until December 2008.  Effective January 1, 2009, Mr. Goldby ceased his service as Executive Chairman and began serving as a non-executive Chairman of the Board.  Prior to joining us, Mr. Goldby served as Chief Executive Officer and Chairman of the Board of MDL Information Systems, Inc. from 1987 to July 1998.  Currently, Mr. Goldby serves as a director of Landec Corporation and formerly served as a director of Sunesis Pharmaceuticals, Inc., a publicly traded corporation. He is also a Partner at Venrock Associates.  Mr. Goldby holds an A.B. from the University of North Carolina and a J.D. from Georgetown University Law School.  Mr. Golby is an appropriate person to serve as a member of our Board because of his experience on boards of directors of both public and private companies and as the former Chief Executive Officer of Symyx.

Isy Goldwasser has served as a director since July 2007 and has been with Symyx since our founding.  He was appointed President and Chief Operating Officer in 1998 and was appointed Chief Executive Officer in June 2007. Mr. Goldwasser currently serves as a director of Intermolecular, Inc., Kalypsys, Inc. and Visyx Technologies, Inc. Mr. Goldwasser received a B.S. in chemical engineering from the Massachusetts Institute of Technology and an M.S. in engineering from Stanford University. Mr. Goldwasser is an appropriate person to serve as a member of our Board due to his expertise in areas of business, finance, corporate governance, risk assessment, sales and business development.  Mr. Goldwasser has sold technology based products and services within the pharmaceutical, energy and chemical industries for the past 15 years.  He has assessed and developed many venture opportunities, both within and outside Symyx, and led the creation of numerous strategic partnerships in the pharmaceutical, energy and chemical industries.  As Chief Executive Officer of Symyx, he is responsible for the company’s strategic, operational and financial objectives.

G. Stephen DeCherney, M.D., M.P.H. has served as a director since July 2008.   Dr. DeCherney has been a Professor of Medicine (Adjunct) at the University of North Carolina since May 2005.  From August 2004 until March 2008, Dr. DeCherney was employed by Quintiles Transnational Corporation, a contract research organization to drug and medical device companies, in a variety of executive roles including President, Global Clinical Research Organization, and Chief Innovation Officer (the position from which he retired in March 2008).  During his time there he was a member of the Corporate Executive Committee.  From February 2000 to July 2004, Dr. DeCherney was employed by PRA International, a global clinical development organization, serving as Executive Vice President of Strategic Programs from March 2003 to July 2004 and Executive Vice President of Global Clinical Operations from February 2000 to March 2003.  Dr. DeCherney holds a B.A. in biology from Columbia University, an M.D. from the Temple University and an M.P.H., Healthcare Management from Columbia University. Mr. DeCherney is an appropriate person to serve as a member of our Board due to, among other factors, his extensive experience in the pharmaceutical industry from which the company draws a large portion of its customer base.

Timothy Harkness has served as a director since March 2008.  Mr. Harkness is the President and Chief Executive Officer and serves as a director of Cell Biosciences, Inc., a private life sciences tools company focused on nano-proteomics. Previously, he was Senior Vice President and Chief Financial Officer at Nektar Therapeutics, Inc., a publicly traded biopharmaceutical company.  From 1998 through April 2007, Mr. Harkness served as Chief Financial Officer of Molecular Devices Corporation, an international life sciences tools company, which was acquired by MDS, Inc.  He also currently serves as a director of FortéBio, Inc., a private life sciences tools company.  Mr. Harkness holds a B.B.A. from the University of Wisconsin, and an M.B.A. from Stanford University.  Mr. Harkness is an appropriate person to serve as a member of our Board due to his prior service in and understanding of publicly traded companies, and financial and accounting skills that enable him to serve as our audit committee financial expert.

David C. Hill, Ph.D. has served as a director since August 2007.  Since May 2008, Dr. Hill has served as a director of Hexcel Corporation, a publicly traded corporation, where he serves on the Audit and Finance Committees. He served as President and Chief Executive Officer of Sun Chemical Corporation, a producer of printing inks and pigments, from 2006 to 2007.  Prior to joining Sun Chemical Corporation in 2001, Dr. Hill spent four years at JM Huber Corporation, an engineered materials company, as President of Engineered Materials.  From 1980 to 1997, Dr. Hill was employed at AlliedSignal Inc., where his last position was President of Specialty Chemicals.  Dr. Hill began his career at Union Carbide Corporation in 1970, and he has also been Director of Exploratory and New Ventures Research at Occidental Petroleum Corporation.  Dr. Hill holds a Ph.D. in Materials Science and Engineering, a M.S. in Engineering and a B.S. in Materials Science and Engineering, all from the Massachusetts Institute of Technology. Dr. Hill is an appropriate person to serve as a member of our Board due to his 40 years of experience serving as a chief executive officer, chief operating officer and chief technology officer for a variety of corporations.  Dr. Hill has specific expertise in occupational safety and health and has been considered a leader in creating an effective safety culture in manufacturing organizations and in building lean manufacturing practices. Dr. Hill has also been the recipient of several industry honors, such as the technical achievement award from the American Society for Metals and from the American Welding Society and honor awards as Chairman of the American Fiber Makers Association.

Chris van Ingen has served as a director since March 2008.  In October 2007, he retired from his position as President of the Bio-Analytical Measurement business of Agilent Technologies, Inc., a bio-analytic and electronic measurement solutions company, a position he had held since May 2001.  Prior to assuming that position, Mr. van Ingen held a number of positions in the Chemical Analysis Group of the Hewlett Packard Company and at Agilent Technologies, including Senior Vice President of Sales and Marketing from 1996 to April 2001 and Americas Marketing Center Manager from 1989 to 1996, Product Marketing Manager at the Avondale Division from 1986 to 1989, and Business Development Manager at the Avondale Division from 1984 to 1986.  Mr. van Ingen is an appropriate person to serve as a member of our Board due to his expertise in business strategy, go-to-market strategies and operational excellence.  In his role at Agilent Technologies, Mr. van Ingen managed the company’s entire value chain, including research and development, manufacturing, marketing and sales functions, and he had full profit & loss and balance sheet responsibilities.  Mr. van Ingen has extensive experience in areas of sales channel management, customer service management, marketing programs, compensation programs and corporate governance.

Bruce Pasternack has served as a director since June 2007.  Mr. Pasternack is currently an Operating Partner at Venrock Associates, a venture capital firm.  From May 2005 to May 2007, Mr. Pasternack served as the President and Chief Executive Officer of Special Olympics, Inc., a global non-profit organization for athletes with intellectual disabilities.  Prior to that, Mr. Pasternack spent more than 28 years at Booz Allen Hamilton, Inc., a global strategy and technology consulting company, where his last position was Senior Vice President and Managing Partner of its San Francisco office. Earlier in his career, he served as associate administrator for Policy and Program Evaluation in the U.S. Federal Energy Administration (now Department of Energy). He serves as a director of Codexis, Inc., Quantum Corporation and of several non-profit organizations.  Mr. Pasternack was previously a director of BEA Systems, a publicly traded corporation.  Mr. Pasternack holds a B.E. from The Cooper Union and a M.S.E. from the University of Pennsylvania.  Mr. Pasternack is an appropriate person to serve as a member of our Board due to his expertise in areas of corporate governance and business strategy.  In addition to his management experience, Mr. Pasternack has co-authored two business books and has written several articles on leadership, business models, organization, governance and strategy.  His articles have appeared in such magazines as the Harvard Business Review and Strategy and Business.  Mr. Pasternack was also a member of the Advisory Board of the Graduate School of Business at Stanford University.

Executive Officers

Information concerning our Executive Officers is set forth under the section entitled "Executive Officers of the Registrant" at the end of Part I of our Annual Report on Form 10-K, which is incorporated by reference here.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms submitted to it during or with respect to 2009, we believe that all officers, directors and beneficial owners of more than 10% of the outstanding common stock complied with all Section 16(a) requirements during or with respect to 2009.

Code of Conduct and Ethics

We adopted our Code of Conduct and Ethics on January 8, 2004 and revised it on July 17, 2007.  The Code of Conduct and Ethics applies to all officers, directors and employees.  The Code of Conduct and Ethics is available on our website at www.symyx.com under the section entitled “Investors” at “Corporate Governance.”  If we make any substantive amendments to the Code of Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.  Stockholders may obtain a copy of our Code of Conduct and Ethics, without charge, upon written request to ir@symyx.com or to Investor Relations, Symyx Technologies, Inc., 3100 Central Expressway, Sunnyvale, CA  95051.

Audit Committee

The Audit Committee of the Board was established by the Board to oversee Symyx’s corporate accounting and financial reporting processes and audits of its financial statements.  The Audit Committee is composed of three directors: Dr. DeCherney and Messrs. Harkness and van Ingen.  Mr. Harkness is the current chairperson of the Audit Committee.  The Board has determined that Dr. DeCherney and Messrs. Harkness and van Ingen meet the independence requirements of Rule 10A-3 of the Exchange Act, and Nasdaq listing standards with respect to audit committee members.  The Board further determined that the services Mr. Harkness provided to us as a consultant preceding his appointment to the Board were not such that his ability to exercise independent judgment with regard to us would be impaired.  Our Board has also determined that Mr. Harkness meets the definition of “audit committee financial expert” as defined in Item 407(d)(5) of regulation S-K of the Exchange Act.  In making this determination, the Board made a qualitative assessment of Mr. Harkness’s level of knowledge and experience based on a number of factors, including his experience as a chief financial officer for public reporting companies and his status as a Certified Public Accountant.

Item 11.  Executive Compensation.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee believes an effective executive compensation program should reward achievement of our specific long-term and strategic goals, attract and retain executive officers and other key employees who contribute to our long-term success, and align executive officers’ interests with those of the stockholders by rewarding performance consistent with pre-established goals and objectives, with the ultimate objective of improving stockholder value.  We historically have striven to separately confirm that our salaries are competitive relative to the compensation paid to similarly situated executive officers of our peer companies against which we recruit and compete for talent.  We recognize compensation programs must be understandable to be effective, and that program administration and decision-making must be fair and equitable.

In December 2008, the company’s Vice President of Human Resources presented to the Compensation Committee management’s recommendations to link variable compensation more directly to specific behaviors, goals and objectives, and to increase the frequency of dialogue between employees and managers regarding performance.  The recommendation included the use of software tools to facilitate the formal tracking of goals and objectives.  These recommendations and the implementation of these formal tracking tools were effective for all company employees, including company executives, for 2009.

Role of the Compensation Committee

The Compensation Committee establishes, implements and monitors adherence to our compensation strategy.  Annually, the Compensation Committee considers whether our current compensation programs are consistent with our compensation philosophy and objectives, and determines whether to modify them or introduce new elements of compensation to better meet these objectives.

The Compensation Committee meets at least twice per year.  In fiscal 2009, the Compensation Committee held eight (8) meetings.  The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and Chief Financial Officer, and with input from the company’s Vice President of Human Resources.  The Compensation Committee also meets regularly in executive session.  However, from time to time, various members of management and other employees, as well as outside advisors or consultants, may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings.  The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties.  For all executive officers, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, financial models that set forth the total compensation that may become payable to executive officers in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels.

In setting executive compensation in a given year, our Compensation Committee may elect to review, among other factors, company performance, historical and current compensation levels for our executive officers, and in some cases benchmarking analysis conducted by the company’s Human Resources department, and/or by the company’s external compensation consultants.  In addition, in setting the compensation of our Chief Executive Officer, the Compensation Committee also considers in its analysis our Chief Executive’s Officer’s self-assessment.   In 2009, the Compensation Committee also considered, in setting the Chief Executive Officer’s compensation, the results of an appraisal of the Chief Executive Officer conducted by the Chairman, Mr. Pasternack, within the company.  In determining 2009 compensation for our executive officers, the Compensation Committee reviewed various factors including company performance in 2008, general economic conditions, and the absence of a recommendation for a salary increase from company management.  In its subjective assessment, the Compensation Committee did not consider it appropriate to increase compensation from 2008 levels.  Based on its threshold determination that salary increases were not warranted, the Compensation Committee did not deem it necessary to engage its compensation consultant to provide detailed analysis, or to conduct formal benchmarking analysis with respect to 2009.  The Compensation Committee did approve an increase in the bonus (expressed as a percentage of annual base salary) achievable by two of our executive officers named in the summary compensation table (referred to as our “named executive officers”), Charles D. Haley and Richard Rosenthal, from 30% to 40%.  The Compensation Committee approved this increase in achievable bonus for Messrs. Haley and Rosenthal primarily based on its agreement with the CEO’s recommendation that the bonus percentage for Senior Vice Presidents should be harmonized at a level (40%) closer to the bonus percentage achievable by the CEO, EVPs, and the heads of the company’s business units (65%).

Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels, including equity awards, and the establishment of performance objectives for the current year.  Typically, the Compensation Committee has made its most significant adjustments to annual compensation, determined cash awards, and established new performance objectives at one or more meetings held during the first and fourth quarters of the year.  Generally, the Compensation Committee reviews the base salaries of our executive officers, late in the fourth quarter or early in the first quarter of each year, with any adjustments becoming effective March 1 of each year.  Other than as set out above with respect to the achievable bonuses for Messrs. Haley and Rosenthal, the Compensation Committee made no adjustments to executive officers’ base salary or eligible bonus amounts for compensation year 2009, because it determined at the time it made equity grants in December 2008 that the next annual grants would be made in approximately March 2010.  Annual short-term performance-based cash bonus awards are generally determined in the first quarter of the year following the one in which services are performed, after analysis of company and individual performance as measured against the company’s bonus plan, while long-term equity incentive compensation is usually determined during the last quarter of each year.  The Compensation Committee approved no equity awards to named executive officers in compensation year 2009. The Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year.

Role of Executive Officers in Compensation Decisions

Shortly after the end of the year, the Chief Executive Officer reviews the performance of each of the executive officers other than himself, and generally conducts a self-assessment on his own performance in the previous year.  The Chief Executive Officer then provides the Compensation Committee with a summary of the reviews and his recommendations, based on consultation with the Chief Financial Officer and Vice President of Human Resources, regarding total compensation and the allocation between base salary, short-term performance-based cash compensation and long-term equity incentive compensation.  Typically, the Chief Executive Officer discusses his views with the Compensation Committee prior to making his recommendations.  In addition, our Chief Executive Officer, in consultation with our Chief Financial Officer, provides recommendations regarding the determination of annual corporate objectives and goals.  The Chief Executive Officer and Chief Financial Officer have no role in recommending, and are specifically excluded from any discussions or deliberations related to, their respective compensation.  However, the Chief Executive Officer includes a recommendation regarding the compensation package of the Chief Financial Officer in his presentation to the Compensation Committee, and provides with his recommendations a review of the Chief Financial Officer’s performance for the preceding performance period.  The Chief Executive Officer’s recommendations regarding the compensation packages and annual corporate objectives and goals are reviewed and, subject to their input and revision, approved by our Compensation Committee and Board.  The Compensation Committee makes its determination regarding the Chief Executive Officer’s compensation based on company performance, with some adjustment, if any, based the Compensation Committee’s assessment of his personal performance for the performance year.

Other than as described above, no other executive officers participated in recommending the amount or form of executive officer compensation.  Our Compensation Committee does not delegate any of its functions to others in determining executive officer compensation, and, except as described below, the Compensation Committee has not engaged any consultants with respect to executive compensation matters (and the Compensation Committee’s consultant did not provide formal analysis with respect to 2009 compensation, again principally because the Compensation Committee determined to make no adjustments  in compensation levels from those applicable in 2008).

Setting Executive Compensation

Periodic Benchmarking

To set total compensation guidelines at levels that enable us to attract and retain talent, our Compensation Committee periodically reviews the market data of companies with which we believe we compete for talent.  It does not conduct such a formal benchmarking review in every year, and did not do so with respect to setting 2009 compensation.  From 2008 to 2009, the Compensation Committee did not make any material changes to the compensation of its named executive officers, other than to increase the target bonus amounts for Messrs Haley and Rosenthal as discussed above.

Consultants

In 2005, the Compensation Committee first engaged Compensia, Inc., a human resources consulting firm, to conduct periodic annual reviews of our total compensation program for executive officers, using such metrics as Compensia deems appropriate, and Compensia has remained engaged by the Compensation Committee through to present.  Again because the Compensation Committee determined to make no increases to executive compensation from 2008 to 2009, other than to increase the target bonus amounts for Messrs Haley and Rosenthal as discussed above, no material increases were made to executive compensation from 2008 to 2009, the Compensation Committee did not engage Compensia to provide the Compensation Committee with an extensive market study with respect to compensation year 2009.

2009 Executive Compensation Components

Our Compensation Committee strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.  To that end, our 2009 compensation programs consisted of:

•	base salary (unchanged from 2008 with respect to our named executive officers);

•
short-term cash incentive awards based on a management bonus plan approved by the Compensation Committee (other than with respect to Messrs. Haley and Rosenthal as described above, the target bonus percentages for our named executive officers were unchanged with respect to 2009);

•
discretionary cash bonuses to reward exemplary effort and achievement (the Board of Directors awarded only two discretionary bonuses to named executive officers with respect to compensation year 2009, to Messrs. Haley and Rosenthal as described below);  and

•	equity incentive awards (no equity grants were awarded to named executive officers with respect to compensation year 2009).

The Compensation Committee does not have any formal policies for allocating compensation among salary, bonus and cash and equity incentive grants.  The compensation arrangements for certain of our executive officers are based in large part on the terms negotiated when they were hired.

Base Salary

The base salary we pay to our executive officers and other employees is intended to compensate them for day-to-day services rendered during the fiscal year.  Base salary ranges for our executive officers are determined for each executive based on his or her position and responsibility.  Salary levels are typically considered annually as part of our performance review process and upon a promotion or other change in job responsibility.  For compensation year 2009, the Compensation Committee reviewed each executive’s compensation, and for the reasons noted under “Role of the Compensation Committee”, above,  determined not to increase base salaries for our named executive officers.

Short-Term Cash Incentive Compensation Awards

Our executive officers are all eligible to receive short-term cash incentive compensation awards annually pursuant to our 2007 Executive Annual Cash Incentive Plan (the “Bonus Plan”), which is subject to Compensation Committee oversight and modification.  The Compensation Committee established the Bonus Plan to provide strong incentives for our executive officers to perform at their highest levels.  The Compensation Committee considers annually whether an annual cash incentive program will be established under the Bonus Plan for that fiscal year and, if so, approves the group of executive officers eligible to participate in the plan for that year, as well as the financial and other targets which must be met in order to establish a pool under the Bonus Plan for payout to executive officers based on their individual (or the business unit or function for which they are responsible) performance levels.  These targets apply both to executive officers and to all other company management personnel.

The salary percentage an executive officer is eligible to receive were set for compensation year 2009 consistent with such percentages for prior years, as the Compensation Committee, for the reasons noted under “Role of the Compensation Committee”,  above, determined it appropriate not to change compensation in 2009.  The salary percentages for our named executive officers under the Bonus Plan in 2009 are set forth in the table below.

Name	Salary % at Target
Isy Goldwasser	65

Richard Boehner	65

Rex Jackson	65

Trevor Heritage	65

Richard Rosenthal	40

Charles D. Haley	40

The financial performance goals set by the Compensation Committee are designed to align our executive officers’ incentive compensation with our strategic plans.  The Compensation Committee typically sets annual performance goals under the Bonus Plan within the first 90 days of the fiscal year.  These goals are typically financial objectives that have minimum targets consistent with our publicly-announced financial projections and progressively higher targets (or “stretch goals”) for full bonus eligibility.  In determining the minimum and maximum levels, the Compensation Committee considers the results of the company’s internal budgeting and planning processes, as well as specific circumstances we expect to face during the coming year.  The Compensation Committee also determines in the first quarter of each year if the performance goals set for the prior fiscal year have been satisfied.

For 2009, the Compensation Committee set minimum revenue and adjusted earnings before interest, taxes, depreciation and amortization as a percentage of revenue (“Adjusted EBITDA”) targets.  The company calculates Adjusted EBITDA as net income excluding significant items that are generally non-recurring such as impairments, restructuring expenses, gains or losses from the sale of equity interests or businesses, and the tax effect associated with these items, as well as interest and other income (expense), taxes, depreciation, amortization and stock-based compensation.  The approved targets were consistent with our publicly-announced financial projections, and included higher targets for full bonus eligibility as shown below.  For performance between these targets, the pool would continue to increase proportionately.

					EBITDA
		6%	8%	10%	12%	14%	15%	16%	18%	20%
	145.0	0%	0%	0%	0%	0%	0%	0%	44%	100%
	150.0	0%	25%	32%	39%	46%	50%	50%	101%	108%
	155.0	0%	25%	32%	39%	46%	50%	67%	103%	110%
	163.7	0%	25%	32%	39%	46%	50%	96%	106%	113%
	165.2	0%	25%	32%	39%	46%	60%	101%	108%	115%
Revenue	166.7	0%	25%	32%	39%	46%	70%	103%	110%	116%
	168.2	0%	25%	32%	39%	46%	80%	104%	111%	118%
	169.7	0%	25%	32%	39%	46%	90%	106%	113%	120%
	171.2	0%	25%	32%	39%	46%	100%	107%	114%	121%
	172.7	0%	25%	32%	39%	50%	104%	108%	115%	122%
	174.2	0%	25%	32%	39%	54%	104%	108%	115%	123%
	175.7	0%	25%	32%	39%	59%	105%	109%	116%	123%
	177.2	0%	25%	32%	39%	63%	105%	109%	116%	124%

Executives would be eligible to receive an award under the Bonus Plan only if the minimum financial goals specified above were met.  Once the pool was funded based upon company performance, executive bonuses would then be determined based upon the CEO’s recommendation to the Compensation Committee as to the performance of the individual executive officer’s business unit or function.  For fiscal 2009, the company met the minimum revenue and Adjusted EBIDTA targets, and as a result, payments were made under the Bonus Plan to our executive officers for performance in 2009 as described below and as reflected in the “Summary Compensation Table” later in this document under the column entitled “Non-Equity Incentive Plan Compensation.”

At the January 13, 2010 meeting of the Compensation Committee, the Compensation Committee noted that the company had exceeded $150M in revenue and 13% in Adjusted EBITDA, allowing for partial funding of bonuses to executive officers of approximately 42% of the Bonus Plan.

The Compensation Committee also recommended (subject to full Board approval), in a desire to reward management for taking necessary measures to improve profitability, the creation of a discretionary bonus pool for distribution by management (or, with respect to named executive officers, by the Board of Directors or the Compensation Committee to management) of $165,000 (the “Discretionary Bonus Pool”).

The Compensation Committee then recommended to the Board of Directors the final allocations (the “Bonus Allocation Proposal”) of the total bonus pool for management, including executives, under the Bonus Plan, and related accruals (“Bonus Accrual Amount”), as follows across the company’s two business units and its Finance and Administration function:

Administration Function:

	Proposed Amount	% of Target Plan Bonus
Symyx Software	$378,000	25%
Symyx High Productivity Research	$580,000	65%
Finance and Administration	$526,000	50%
Management Discretionary Bonus Pool	$165,000	N/A

The Compensation Committee’s review of the Bonus Allocation Proposal was facilitated and informed by: management’s summary of the company’s performance management framework, including executive team objectives; and the CEO’s view of key management responsibilities and relative weights that should be assigned to such responsibilities, which were as follows:

Key Responsibilities	Weighting Range
Set strategy and direction	20-25%
Build organizational capability	15-25%
Deliver results	50-65%

At the January 13, 2010 meeting, management also reviewed with the Compensation Committee how the foregoing key responsibilities had been converted into key objectives for each of the Software and HPR Business Units, and the Finance and Administration function, and then weighted.  The Chief Executive Officer also presented his scoring of 2009 performance against such weighted objectives, and recommended the following bonus amounts:  Software (25%), HPR (65%), and Finance and Administration (50%).   The Compensation Committee concluded, based on its subjective assessment of the proposed allocations, that the accruals and allocations were appropriate.

At the same meeting, based on the foregoing factors, the Compensation Committee recommended the following executive bonuses to the entire Board of Directors based on its subjective assessment:

Name/Title	Bonus Percentage	Bonus Amount

Isy Goldwasser (CEO)	60%	$163,800
Rex S Jackson (EVP, CFO)	60%	$128,700
Trevor W. Heritage (President, Symyx Software)	25%	$48,750

At the February 17, 2010 meeting of the Board of Directors, the Board approved, upon the prior recommendation of the Compensation Committee: the Bonus Accrual Amount, the creation of the Discretionary Bonus Pool, the Bonus Allocation Proposal, and the recommended bonuses with respect to Messrs. Goldwasser, Jackson and Heritage. At that meeting, the Board of Directors also approved, based on the same factors considered by the Compensation Committee in its determination of the recommended award of bonuses to Messrs. Goldwasser, Jackson, and Heritage, and on the Board’s own subjective assessment of those factors, the following bonuses to Messrs. Haley and Rosenthal:

Name/Title	Bonus Amount

Charles D. Haley (SVP, GC, Secretary)	$60,000
Richard Rosenthal (SVP, Finance)	$62,500

Discretionary Cash Bonuses

The Compensation Committee has the discretion to award discretionary cash bonuses outside of the Bonus Plan to reward our executive officers for individual contributions to key strategic goals achieved during the fiscal year.  In 2009, the Compensation Committee itself did not award any discretionary bonuses.  At the February 26, 2010 meeting of the company’s Board of Directors, however, the Board considered, as outlined by Mr. Goldwasser, the additional efforts by two named executive officers, Messrs. Haley and Rosenthal, to the benefit of the company in 2009, including these executive officers’ efforts in the company’s various negotiations with respect to possible buyers for the company’s HPR business unit.  As a result, the CEO recommended an additional bonus out of the Discretionary Bonus Pool, to Messrs. Haley and Rosenthal.  Based on its review of Mr. Goldwasser’s presentation and its own subjective assessment, the Board approved the payment of two discretionary bonuses out of the Discretionary Bonus Pool to Messrs. Haley and Rosenthal, as follows:

Name/Title	Discretionary Bonus Amount

Charles D. Haley (SVP, GC, Secretary):	$10,000
Richard Rosenthal (SVP, Finance):	$10,000

Equity Incentive Awards

The equity-based incentive component of the compensation program is designed to further focus the efforts of our executive officers on our long-term success.  The Compensation Committee also believes equity-based incentives have been effective in our recruitment and retention of key employees.  Equity incentive awards for our executive officers have been primarily in the form of stock options and performance-based restricted stock units, with time-based restricted stock units used in specific circumstances.  We typically grant options at the commencement of employment and annually thereafter.  Stock award levels are determined based on market data and vary based on the executive officer’s position.  The Compensation Committee administers all of our equity incentive plans.

The Compensation Committee has the discretion to grant equity awards with different vesting schedules, but grants under the company’s equity incentive plan generally provide for annual vesting of at least 25% of the total number of shares subject to the award. The Compensation Committee provides a vesting schedule to provide ongoing incentives for our executive officers to remain with the company.  In 2009, the Compensation Committee made no equity awards to named executive officers, principally because the Compensation Committee, in granting equity awards in the fourth quarter of 2008, had determined that the next cycle of equity awards should be reviewed in the first quarter of 2010.

Perquisites and Other Personal Benefits

We provide certain executive officers with perquisites and other personal benefits we and the Compensation Committee believe are reasonable and consistent with our overall compensation programs to better enable us to attract and retain superior employees for key positions.  The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

Each of our named executive officers is eligible to participate in the Severance Plan (as defined and described below).  Information regarding applicable payments under such agreements for certain executive officers is provided under the heading “Potential Payments upon Termination or Change-in-Control” on page 14.

All employees in the United States are eligible to participate in the Symyx 401(k) Retirement Plan.  The company matches employee contributions to a limited extent, subject to vesting provisions.

Change of Control and Severance Benefit Plan

In May 2007, we adopted an Executive Change in Control and Severance Benefit Plan (the “Severance Plan”) covering our executive officers as described in the section of this document entitled “Potential Payments Upon Termination or Change-in-Control.”  The Severance Plan was adopted following a review of practices at comparable companies and was implemented to maintain the competitiveness and effectiveness of our total executive compensation package and to ensure our executive officers—some of whom had individual change-in-control protections--were all under a single, consistent plan.  The Compensation Committee believes having such an arrangement in place can help us attract and retain key executive officers in a marketplace where these types of arrangements are commonly offered by our peer companies.  We also believe such arrangements allow our executives to assess a potential change of control objectively, without regard to the potential impact of the transaction on their own job security.  We sought to implement a plan with terms consistent with those offered at peer companies.  Among its key provisions, the plan includes a double trigger for the payment of benefits in the event of termination of employment following a change of control, but not solely as a result of a change of control.  The Compensation Committee considered the double trigger to be industry standard and appropriately protect our executive officers.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1,000,000 paid to certain individuals, exclusive of certain performance-based compensation. We believe compensation paid under our management incentive plans is generally fully deductible for federal income tax purposes.  However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.  To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, the Compensation Committee has not adopted a policy that requires all compensation to be deductible.  However, the Compensation Committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders.

Accounting for Stock-Based Compensation

We expense our named executive officers’ salaries and incentive awards when earned, assuming the applicable vesting requirements have been met.  For our equity awards, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (ASC 718)  requires us to recognize compensation expense within our income statement for all share-based payment arrangements, which includes employee stock option plans.  The Compensation Committee considers the accounting impact of ASC 718 in determining the size of the options grants and grants of restricted stock units made to our executive officers.  The Compensation Committee may in the future consider reinstituting the use of restricted stock or restricted stock units to our executive officers in lieu of or in addition to stock option grants in light of the accounting impact of ASC 718 with respect to stock option grants and other considerations.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Form 10-K/A.  Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in Symyx’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended by this Form 10-K/A.

Respectfully submitted,

The Compensation Committee of the Board of Directors

David C. Hill
Bruce Pasternack
Chris van Ingen
_____

*  The material in this Compensation Committee Report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of Symyx Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Policies and Practices as They Relate to Risk Management

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Symyx.  We believe our approach to setting goals and objectives, and to evaluating performance results, assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives.  Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. As an example, the multi-year vesting of our equity awards properly accounts for the time horizon of risk.  Further, with respect to our incentive compensation programs, although the corporate performance metrics that determine payouts for our business unit and business function leaders are based in part on the achievement of metrics for that unit or function, the metrics that determine payouts for our executive officers also incorporate company-wide metrics.  This is based on our belief that applying company-wide metrics encourages decision-making that is in the best long-term interests of Symyx and our stockholders as a whole.  For example, with respect to 2009, our General and Administrative function bonus award percentage was tied to the overall success of Symyx.

Summary Compensation Table

The following table sets forth the compensation for the years ended December 31, 2009, 2008 and 2007 paid to, awarded to or earned by our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers during the fiscal year ended December 31, 2009, including one former executive officer who departed from Symyx on the final day of fiscal year 2009 (the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Isy Goldwasser (3)	2009	$420,000	$—	$—	$—	$163,800	$5,656		$589,456
Chief Executive	2008	$420,000	$—	$—	$356,000	$—	$5,634		$781,634
Officer	2007	$420,000	$73,500	$1,160,216	$655,200	$136,500	$5,051		$2,450,467
Rex S. Jackson (4)	2009	$330,000	$—	$—	$—	$128,700	$6,160		$464,860
Executive Vice President	2008	$330,000	$128,700	$—	$231,400	$—	$6,138		$696,238
and Chief Financial Officer	2007	$267,831	$175,000	$987,390	$391,120	$107,250	$4,954		$1,933,545
Richard Boehner (5)	2009	$327,979	$—	$—	$—	$—	$232,425	(9)	$560,404
Former President,	2008	$300,000	$70,200	$—	$178,000	$—	$47,014		$595,214
Symyx HPR	2007	$225,000	$—	$250,009	$327,600	$150,000	$61,006		$1,013,615
Trevor Heritage (6)	2009	$300,000	$—	$—	$—	$48,750	$5,740		$354,490
President,	2008	$290,724	$141,728	$—	$551,000	$—	$5,340		$988,792
Symyx Software
Richard Rosenthal (7)	2009	$260,400	$10,000	$—	$—	$62,500	$6,832		$339,732
Senior Vice	2008	$260,400	$46,872	$—	$106,800	$—	$6,810		$420,882
President of Finance
Charles Haley (8)	2009	$250,008	$10,000	$—	$—	$60,000	$4,815		$324,823
Senior Vice President and General Counsel
_____

(1)
Represents the aggregate grant date fair value of the stock and option awards granted in 2009, 2008 and 2007, respectively, for financial accounting purposes, determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (FASB 718).  See Note 4 to our combined and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of all assumptions made in connection with the computation of these values.

(2)	Represents payments made under our Executive Annual Cash Incentive Plan.

(3)	Mr. Goldwasser became our Chief Executive Officer effective June 12, 2007.

(4)
Mr. Jackson joined us in February 2007 as our Executive Vice President and General Counsel and became our acting Chief Financial Officer effective June 1, 2007.  The Board appointed Mr. Jackson as our Chief Financial Officer on October 16, 2007.  Effective as of his appointment as Chief Financial Officer, Mr. Jackson resigned as our General Counsel.

(5)
Mr. Boehner joined us in April 2007 as our Executive Vice President, Chemicals and Energy and was appointed President of Symyx Research in November 2007 and President of Symyx HPR in December 2008.  The employment of Richard Boehner terminated effective December 31, 2009.

(6)
Dr. Heritage was Senior Vice President and Chief Science Officer of MDL Information Systems, Inc. (“MDL”) for three years prior to Symyx’s acquisition of MDL in October 2007 and was appointed President of Symyx Software effective June 1, 2008.

(7)	Mr. Rosenthal joined us in December 2007 as our Senior Vice President of Finance and Principal Accounting Officer.

(8)	Mr. Haley joined us in September 2008 as Senior Vice President and General Counsel.

(9)	Consists of $226,881 of severance payments and $5,544 of life insurance premiums paid by Symyx.

Grants of Plan-Based Awards in 2009

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during the fiscal year ended December 31, 2009:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1) (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Isy Goldwasser	2/18/09	$68,250	$273,000	$338,520

Rex Jackson	2/18/09	$53,625	$214,500	$265,980

Richard Boehner	2/18/09	$48,750	$195,000	$241,800

Trevor Heritage	2/18/09	$48,750	$195,000	$241,800

Richard Rosenthal	2/18/09	$19,500	$78,000	$96,720

Charles Haley	2/18/09	$18,750	$75,000	$93,000

(1)	Non-Equity awards were made pursuant to the Symyx 2009 Executive Annual Cash Incentive Plan (the “Bonus Plan”).

(2)
The threshold column states the bonus amount a Named Executive Officer was eligible to receive in the event we met the 2009 minimum financial performance goals set forth in Performance Table with respect to the Bonus Plan for 2009.  In such case, 25% of the bonus pool would be funded, and a Named Executive Officer would be eligible to receive as a bonus 25% of the salary percentage established for that Named Executive Officer under the Bonus Plan (as set forth under “Short-Term Cash Incentive Compensation Awards” above).  The target column states the bonus amount a Named Executive Officer was eligible to receive in the event we met the 2009 target financial performance goals set forth in the Performance Table with respect to the Bonus Plan for 2009.  In such case, the bonus pool would have been 100% funded, and a Named Executive Officer would have been eligible to receive as a bonus the salary percentage established for that Named Executive Officer under the Bonus Plan.  The maximum column states the bonus amount a Named Executive Officer was eligible to receive in the event we met the 2009 maximum financial performance goals set forth in the Performance Table with respect to the Bonus Plan for 2009.  In such case, the bonus pool would have been 124% funded, and a Named Executive Officer would have been eligible to receive as a bonus 124% of the salary percentage established for that Named Executive Officer under the Bonus Plan.

Outstanding Equity Awards at December 31, 2009

The following table sets forth certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer as of the end of the fiscal year ended December 31, 2009:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested ($)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Isy Goldwasser	—		—		—	—	10,766	(4)	$59,213
	108,390	(1)	—		$57.00	2/28/2010	—		—
	50,000	(1)	—		$25.50	1/11/2011	—		—
	80,000	(1)	—		$25.00	6/18/2011	—		—
	50,000	(1)	—		$16.70	3/1/2012	—		—
	150,000	(1)	—		$13.26	3/3/2013	—		—
	12,500	(1)	—		$26.70	3/1/2014	—		—
	12,500	(1)	—		$24.09	6/1/2014	—		—
	12,500	(1)	—		$18.95	9/1/2014	—		—
	12,500	(1)	—		$31.53	12/1/2014	—		—
	50,000	(1)	—		$27.89	3/1/2015	—		—
	40,000	(2)	160,000	(2)	$8.58	11/2/2012	—		—
	66,656	(3)	133,344	(3)	$3.69	12/8/2015	—		—

Rex Jackson	—		—		—	—	8,833	(4)	$48,582
	24,000	(2)	96,000	(2)	$8.58	11/2/2012	—		—
	43,326	(3)	86,674	(3)	$3.69	12/8/2015	—		—

Trevor Heritage	20,000	(5)	80,000	(5)	$9.82	8/4/2013	—		—
	—		30,400	(6)	$4.29	(6)	—		—
	33,328	(3)	66,672	(3)	$3.69	12/8/2015	—		—

Richard Rosenthal	18,000	(7)	12,000	(7)	$8.19	12/10/2014	—		—
	19,996	(3)	40,004	(3)	$3.69	12/8/2015	—		—

Charles Haley	6,000	(8)	24,000	(8)	$9.51	10/1/2015	—		—
	14,998	(3)	30,002	(3)	$3.69	12/8/2015	—		—

Richard Boehner	20,000	(10)	0	(9)	$8.19	3/31/2010	—		—
	33,328	(11)	0	(9)	$3.69	3/31/2010	—		—
_____

(1)	Fully vested.

(2)	20% of the shares vested on March 1, 2009, an additional 40% of the shares vested on March 1, 2010 and the balance will vest on March 1, 2011.

(3)	16 2/3% of the shares vested on June 8, 2009 and the balance will vest in equal consecutive quarterly installments over the 30-month period thereafter, until fully vested.

(4)	Fully vested on March 1, 2010.

(5)	20% of the shares vested on June 1, 2009, an additional 40% of the shares will vest on June 1, 2010 and the balance will vest on June 1, 2011.

(6)	15,200 shares vested on March 1, 2010 and expire on December 31, 2010, and the balance of the shares will vest on March 1, 2011 and expire on December 31, 2011.

(7)	20% of the shares vested on December 10, 2008, an additional 40% of the shares vested on December 10, 2009 and the balance will vest on December 10, 2010.

(8)	20% of shares vested on September 8, 2009, an additional 40% of the shares will vest on September 8, 2010 and the balance will vest on September 8, 2011.

(9)	All unvested stock options held by Mr. Boehner were forfeited upon his termination December 31, 2009.

(10)	Expired on March 31, 2010.

(11)	Exercised by Mr. Boehner during the first quarter of 2010.

Option Exercises and Stock Vested in 2009

The following table sets forth certain information concerning each option exercise and vesting of stock, including restricted stock, restricted stock units and similar units, for each Named Executive Officer on an aggregated basis during the fiscal year ended December 31, 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Isy Goldwasser	—	—	21,534	$80,106
Rex Jackson	—	—	17,667	$65,721
Richard Boehner	—	—	7,521	$27,978
Trevor Heritage	7,600	$8,321	—	—
Richard Rosenthal	—	—	—	—
Charles Haley	—	—	—	—
_____

(1)	Reflects the intrinsic value on the exercise date.

(2)	Stock award vested on March 1, 2009.

(3)	Reflects the market value on the vesting date.

Potential Payments Upon Termination or Change-in-Control

On May 2, 2007, our Board approved the Executive Change in Control and Severance Benefit Plan (the “Severance Plan”).  The Severance Plan provides for the payment of certain benefits to certain eligible employees, which include the Named Executive Officers.  Benefits are paid in exchange for an effective release of claims in the event of a Constructive Termination or Involuntary Termination Without Cause.  The severance compensation includes monthly cash severance payments over the participant’s coverage period (nine months, in the case of a termination that is not a Change in Control Termination, or 15 months, in the case of a Change in Control Termination) equal to the participant’s monthly base pay (excluding incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation) as in effect immediately before the termination event.  Additionally, the Severance Plan provides for continued health benefit eligibility, paid COBRA premiums for continuation coverage (including coverage for his eligible dependents) for a period equal to the participant’s coverage period and accelerated vesting and exercisability of his or her then-outstanding time-based vesting equity awards for that number of shares that would have become vested and exercisable over the following twenty four (24) months of service.

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

•	engages in an act of moral turpitude or conviction of or entry of a plea of nolo contendere to a felony.

3.	“Change in Control Termination” means any of the following:

•	our stockholders’ approve a plan of complete liquidation or of an agreement for the sale or disposition of all or substantially all of our assets;

•
our stockholders approve a merger or consolidation of us with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by our voting securities or such surviving entity outstanding immediately after such merger or consolidation;

•
any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of thirty percent (30%) or more of our then outstanding voting securities; or

•
a change in the composition of the Board, as a result of which fewer than sixty-six percent (66%) of the directors are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any transactions described in subsections (i), (ii) or (iii), or in connection with an actual or threatened proxy contest relating to the election of our directors.

Our restricted stock unit agreements provide that upon a change of control, the shares subject to vesting under such agreements will accelerate in full if the acquiring entity does not assume these agreements.

The following table provides information on severance benefits that would become payable under the existing employment, severance and change in control agreements if the employment of our Named Executive Officers had terminated on December 31, 2009:

	Constructive Termination or Involuntary Termination Without Cause after a Change in Control			Constructive Termination or Involuntary Termination Without Cause other than after a Change in Control
Name and Principal Position	Health Care Benefits	Salary	Equity Acceleration	Health Care Benefits	Salary	Equity Acceleration
	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(3)
Isy Goldwasser	$24,540	$525,000	$300,566	$14,724	$315,000	$300,566
Rex Jackson	$24,540	$412,500	$205,462	$14,724	$247,500	$205,462
Richard Boehner (6)	$24,540	$375,000	$-	$14,724	$225,000	$-
Richard Rosenthal	$24,540	$325,500	$72,407	$14,724	$195,300	$72,407
Trevor Heritage	$24,540	$375,000	$157,460	$14,724	$225,000	$157,460
Charles Haley	$24,540	$312,510	$54,304	$14,724	$187,506	$54,304
_____

(1)
Represents the full amount of premiums for continued coverage under our group health plans for each executive officer and his eligible dependents for 15 months following termination of service, provided the executive officer timely elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA.

(2)	Represents cash severance benefits equal to 15 times the monthly base salary in effect as of December 31, 2009.

(3)
Represents (a) the fair market value of those shares subject to outstanding restricted stock units and (b) the excess of the fair market value of those shares subject to outstanding unvested options that were “in the money” on December 31, 2009, calculated based on the closing price of our common stock of $5.50 on December 31, 2009, the last trading day of fiscal 2009, over the aggregate exercise price of such options.

(4)
Represents the full amount of premiums for continued coverage under our group health plans for each executive officer and his eligible dependents for nine months following termination of service, provided the executive officer timely elects continued coverage under COBRA.

(5)	Represents cash severance benefits equal to nine times the monthly base salary in effect as of December 31, 2009.

(6)	Mr. Boehner left Symyx effective as of December 31, 2009. All severance payments made to him are reflected under the column entitled “Other Compensation” in the Summary Compensation Table above.

Director Compensation in 2009

The following table sets forth certain information concerning the compensation of our directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Steven Goldby	$45,000	$72,736	$117,736
G. Stephen DeCherney	$42,283	$49,998	$92,281
Timothy Harkness	$50,000	$49,998	$99,998
David C. Hill	$47,500	$49,998	$97,498
Bruce Pasternack	$65,000	$49,998	$114,998
Chris van Ingen	$47,500	$49,998	$97,498

(1)
Represents the aggregate grant date fair value of the equity awards granted in 2009 for financial accounting purposes, determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (FASB 718).  See Note 4 to our combined and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of all assumptions made in connection with the computation of these values.

(2)
The following table sets forth each grant of restricted stock units to the non-employee directors of Symyx during fiscal year 2009. The restricted stock units awarded to the directors listed below became or will become 100% issuable upon the Vesting Date listed in the table, subject to the director’s continued service.

Non-employee Director	Restricted Stock Units Granted in 2009 (#)	Grant Date	Vesting Date	Aggregate Number of Stock Awards Outstanding at Fiscal Year End (#)
Steven Goldby	3,828	1/1/2009	6/16/2009	0
Steven Goldby	8,403	6/11/2009	6/11/2010	8,403
David C. Hill	8,403	6/11/2009	6/11/2010	8,403
Bruce Pasternack	8,403	6/11/2009	6/11/2010	8,403
Timothy Harkness	8,403	6/11/2009	6/11/2010	8,403
Chris van Ingen	8,403	6/11/2009	6/11/2010	8,403
G. Stephen DeCherney	8,403	6/11/2009	6/11/2010	8,403

Each non-employee member of the Board receives an annual fee of $30,000 paid on a quarterly basis for service as a director.  The Chairman of the Board and the lead independent director each receive an additional annual fee of $15,000.  The chairpersons of the Audit Committee, Compensation Committee and Governance Committee receive an additional annual fee of $20,000, $10,000 and $10,000 respectively.  Each member (other than the chairperson of each standing committee) of the Audit Committee, Compensation Committee and Governance Committee receives an additional annual fee of $10,000, $7,500 and $7,500, respectively.  All Board fees are paid quarterly.  Each non-employee member of the Board also receives an annual restricted stock unit award with a grant date value of $50,000 that will fully vest one year following the grant date to coincide with the date of the following year’s annual meeting of stockholders if he or she is still a director on that day.  These grants are pro rated to reflect the term of service for any new directors hired between annual meeting dates.

Compensation Committee Interlocks and Insider Participations

During fiscal 2009, Messrs. Pasternack and van Ingen and Dr. Hill served as members of our Compensation Committee.  None of them have at any time been an officer or employee of Symyx.  None of our executive officers serves, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Mr. Pasternack, the current chairperson of our Compensation Committee, was a Venture Partner of CMEA Capital (formerly CMEA Ventures) during fiscal year 2009. Mr. Pasternack does not have an ownership interest or investment interest in CMEA Capital.  CMEA Capital holds a 17.5% interest in Intermolecular, Inc. (“Intermolecular”).  We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005.  Under these agreements, the two companies worked together to conduct R&D and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Generally, each party bore its own expenses.  These agreements further provided certain licenses from us to Intermolecular, in exchange for which we are entitled to royalties.  In late 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, we have an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. In August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2008, we invested an additional $1,647,000.  As of December 31, 2009, we owned approximately 12% of Intermolecular’s outstanding shares.  For the years ended December 31, 2009, 2008 and 2007, we recognized revenue from Intermolecular of $1,008,000, $1,418,000 and $912,000, respectively. As of December 31, 2009, we recorded $5,000 of deferred revenue and a $77,000 customer deposit from Intermolecular.

We believe each of the transactions described above have terms no less favorable to us than we could have obtained from unaffiliated third parties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of our common stock issuable under our existing equity compensation plans.

	A		B	C	D	E
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities to Be Issued Upon Vesting of Outstanding Restricted Stock Units	Weighted Average Grant Price of Outstanding Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns A and C)
Equity Compensation Plans Approved by Stockholders (1)	4,095,820	(3)	$15.19	468,957	$4.94	6,988,997	(4)
Equity Compensation Plans Not Approved by Stockholders (2)	367,418		$6.93	-		16,688
Total	4,463,238		$14.51	468,957	$4.94	7,005,685

(1)	Consists of the 2007 Stock Incentive Plan (the “2007 Stock Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”).

(2)
Consists of 2001 Nonstatutory Plan, IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the IntelliChem acquisition and the Synthematix, Inc. 2000 Equity Compensation Plan, as amended, assumed in connection with the Synthematix acquisition. A description of these plans is available in Note 4 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the our common stock as of April 5, 2010, by (i) each person or entity who is known by Symyx to own beneficially more than 5% of the outstanding shares of common stock; (ii) each director of Symyx; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers of Symyx as a group.  Unless otherwise indicated, the address of each listed stockholder is c/o Symyx Technologies, Inc., 3100 Central Expressway, Santa Clara, CA 95051, United States.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Class(1)(2)
5% Stockholders:
Wells Fargo & Company (3) 420 Montgomery Street San Francisco, CA 94163	2,972,168	8.54%
Royce & Associates, LLC (4) 745 Fifth Avenue New York, NY 10151	3,865,700	11.11%
BlackRock, Inc. (5) 40 East 52nd Street New York, NY 10022	2,145,275	6.17%
Brown Capital Management, Inc. (6) 1201 North Calvert Street Baltimore, MD 21202	5,031,079	14.46%
T. Rowe Price Associates, Inc. (7) 100 East Pratt Street Baltimore, MD 21202	2,353,713	6.77%

Directors and/or Officers:
Steven D. Goldby (8)	456,442	1.30%
G. Stephen DeCherney	5,111	*
Timothy Harkness	8,526	*
David Hill	11,339	*
Bruce Pasternack	11,073	*
Chris van Ingen	8,526	*
Isy Goldwasser (9)	761,198	2.15%
Rex S. Jackson (10)	176,323	*
Richard Boehner	45,409	*
Trevor Heritage (11)	117,792	*
Richard Rosenthal (12)	51,193	*
Charles Haley (13)	24,748	*
All directors and executive officers as a group (12 persons) (14)	1,677,680	4.64%

* Less than 1% of the outstanding shares of common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 5, 2010 are deemed outstanding.  The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)	Percentage of beneficial ownership is based on 34,791,879 shares of common stock outstanding as of April 5, 2010.

(3)
Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 26, 2010, (i) Wells Fargo & Company has no shared voting or shared dispositive power and sole voting power with respect to 2,938,563 shares and sole dispositive power with respect to 2,972,168 shares as of December 31, 2009, (ii) Wells Capital Management Incorporated has no shared voting power or shared dispositive power and has sole voting power with respect to 701,717 shares and sole dispositive power with respect to all such shares as of December 31, 2009, and (iii) Wells Fargo Fund Management has no shared voting power or shared dispositive power and has sole voting power with respect to 2,235,944 shares and sole dispositive power with respect to 47,822 shares as of December 31, 2009.

(4)
Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 26, 2010, Royce & Associates, LLC has no shared voting or shared dispositive power and has sole voting and sole dispositive powers with respect to 3,865,700 shares as of December 31, 2009.

(5)
Based solely on a Schedule 13G filed with the Securities and Exchange Commission on January 29, 2010, BlackRock, Inc. has no shared voting power or shared dispositive power and has sole voting and sole dispositive power with respect to all such  shares as of December 31, 2009.

(6)
Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 27, 2010, Brown Capital Management, Inc. has no shared voting power or shared dispositive power and has sole voting power with respect to 2,406,500 shares and sole dispositive power with respect to all such shares as of December 31, 2009.

(7)
Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2010, T. Rowe Price Associates, Inc. has sole voting power with respect to 972,063 shares and sole dispositive power with respect to all such shares and no shared voting power or shared dispositive power as of December 31, 2009.

(8)
Includes 400,000 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010 and 2,500 shares of our common stock held in the name of the Steven Goldby and Florence Goldby Trust, of which Mr. and Mrs. Goldby are trustees.

(9)	Includes 633,324 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010.

(10)	Includes 126,160 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010.

(11)	Includes 116,862 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010.

(12)	Includes 42,997 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010.

(13)	Includes 24,748 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010.

(14)
Includes 1,344,091 shares of our common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2010 and 2,500 shares of our common stock held in a trust (See footnote 8 above).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Isy Goldwasser, our Chief Executive Officer, is also a director of Intermolecular.  Mr. Pasternack, the current chairperson of our Compensation Committee, was a Venture Partner of CMEA Capital during fiscal year 2009 (Mr. Pasternack does not have an ownership interest or investment interest in CMEA Capital.)  CMEA Capital holds a 17.5% interest in Intermolecular.  In August 2006, we invested $13,500,000 in exchange for approximately 13% of the outstanding shares of Intermolecular and in December 2008, we invested an additional $1,647,000.  As of December 31, 2009, we owned approximately 12% of the outstanding shares of Intermolecular.  We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005.  Under these agreements, the two companies worked together to conduct R&D and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Generally, each party bore its own expenses.  These agreements further provided certain licenses from us to Intermolecular, in exchange for which we are entitled to royalties.  In late 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, we have an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes.  For the years ended December 31, 2009, 2008 and 2007, we recognized revenue, principally royalties, from Intermolecular of $1,008,000, $1,418,000 and $912,000 respectively.  As of December 31, 2009, Symyx recorded $5,000 of deferred revenue and a $77,000 customer deposit from Intermolecular.

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

Review, Approval or Ratification of Transactions with Related Persons

As set forth in our Audit Committee charter, it is our policy that transactions with affiliates, including any loans we make to principal stockholders or other affiliates, will be on terms no less favorable to us than we could have obtained from unaffiliated third parties.  Our Audit Committee reviews and approves any transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.  The Audit Committee also discusses with management the business rationale for the transactions and whether appropriate disclosures have been made.  These transactions are then subject to approval by our Board, including a majority of the independent and disinterested members or, if required by law, a majority of our disinterested stockholders.

Board Independence; Lead Independent Director

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.  Our Board consults with our general counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships among each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that Messrs. Pasternack, Harkness, van Ingen and Drs. DeCherney and Hill are independent directors within the meaning of the applicable Nasdaq listing standards.  In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with us.  In determining the independence of Dr. Hill, the Board took into account the consulting services Dr. Hill provided to us in fiscal 2007 and 2008; Dr. Hill received $102,358 in such fees in 2008, but did not provide any consulting services to us or receive any consulting service fees from us in 2009.  The Board does not believe this consulting arrangement interfered or will interfere with Dr. Hill’s exercise of independent judgment in carrying out his responsibilities as a director.

In determining the independence of Mr. Harkness, the Board took into account the consulting services Mr. Harkness provided to us in fiscal 2007, prior to his appointment to our Board, in connection with our acquisition of MDL Information Systems, Inc., for which he was paid an aggregate of $21,750.  The Board does not believe this consulting arrangement interfered or will interfere with Mr. Harkness’ exercise of independent judgment in carrying out his responsibilities as a director.

Mr. Goldby, our former Executive Chairman and current Chairman, and Mr. Goldwasser, our Chief Executive Officer, are not independent directors by virtue of their former and current employment with us, respectively.

Item 14. Principal Accounting Fees and Services.

In connection with the audits of the 2009 and 2008 financial statements, we entered into engagement agreements with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP performed audit services for us.  Those agreements are subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table summarizes the aggregate fees billed to us by Ernst & Young LLP for various services provided for the years ended December 31, 2009 and 2008 (in thousands):

	Fiscal Year Ended
Service Category	2009	2008
Audit Fees	$1,126	$1,789
Audit-Related Fees	5	–
Tax Fees	277	–
Total	$1,418	$1,789

Audit Fees

Aggregate fees were for professional services rendered for the audits of our consolidated financial statements, limited reviews of our unaudited condensed consolidated interim financial statements and internal control over financial reporting, issuances of consents, statutory audits and assistance with review of documents filed with the SEC.

Audit Related Fees

Audit related fees were for consulting services in connection with our response to an SEC comment letter and the subscription of accounting research tools provided by Ernst & Young LLP.

Tax Fees.

Aggregate fees were for services related to preparation of 2008 income tax returns, asset cost segregation analysis for assets purchased between 2002 and 2008 and other tax consulting services.

Pursuant to its policies, the Audit Committee pre-approves all audit and non-audit services provided to us by the independent registered public accounting firm.  According to the Audit Committee charter, this pre-approval authority may be delegated to a single member of the Audit Committee and then reviewed by the entire Audit Committee at the Audit Committee’s next meeting.  During fiscal 2009, the Audit Committee delegated to Mr. Harkness pre-approval authority between meetings of the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: April 29, 2010	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2010	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO FORM 10-K/A

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

(1)  Filed herewith