Form 10-Q
period 2010-03-31
SYMYX TECHNOLOGIES INC
filed 2010-05-03
CIK 1095330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒  No

As of April 30, 2010, Registrant had outstanding 34,894,650 shares of Common Stock, $0.001 par value.

PAGE
Part I: Financial Information

Part II: Other Information

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Service	$9,989	$10,707
License fees, content and royalties	12,124	11,042
Total revenue	22,113	21,749

Costs:
Cost of service	3,452	3,990
Cost of license fees, content and royalties	1,657	1,281
Amortization of intangible assets	1,067	1,662
Total costs	6,176	6,933

Gross profit	15,937	14,816

Operating expenses:
Research and development	9,465	9,546
Sales, general and administrative	10,421	8,983
Restructuring charges	759	77
Amortization of intangible assets	1,406	1,406
Total operating expenses	22,051	20,012

Loss from continuing operations	(6,114)	(5,196)
Interest and other income (expense), net	841	1,886
Loss from continuing operations before income tax benefits	(5,273)	(3,310)
Income tax benefits	2,665	1,161
Net loss from continuing operations	(2,608)	(2,149)
Discontinued operations
Loss from discontinued operations (including loss on disposal of $1,200 and $0, respectively)	(10,360)	(1,403)
Income tax benefit	3,491	445
Net loss from discontinued operations	(6,869)	(958)
Net loss	$(9,477)	$(3,107)
Net loss per share from continuing operations - basic and diluted	$(0.07)	$(0.06)
Net loss per share from discontinued operations - basic and diluted	$(0.20)	$(0.03)
Net loss per share - basic and diluted	$(0.27)	$(0.09)
Shares used in computing net loss per share	34,715	34,044

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,414	$81,777
Restricted cash	780	-
Accounts receivable, net	7,353	12,793
Inventories	-	1,956
Deferred tax assets, current	3,904	3,850
Income tax receivable	2,368	4,848
Other current assets	5,825	5,586
Total current assets	99,644	110,810

Property, plant and equipment, net	8,702	17,032
Goodwill	38,911	39,640
Intangible assets, net	37,247	40,650
Note receivable from related party	10,000	-
Long-term investments	15,236	15,147
Deferred tax and other assets	3,078	3,529
Total assets	$212,818	$226,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,824	$2,479
Other accrued liabilities	9,551	7,408
Accrued compensation and employee benefits	4,653	9,379
Accrued royalty	1,343	3,944
Income taxes payable	399	-
Current deferred tax liabilities	101	107
Accrued restructuring costs	2,381	2,114
Deferred revenue	34,679	27,988
Total current liabilities	54,931	53,419

Long-term payable	3,523	2,322
Long-term deferred revenue	4,464	5,556
Noncurrent deferred tax liabilities	1,690	8,777
Total noncurrent liabilities	9,677	16,655

Commitments (Note 1)

Stockholders' equity:
Common stock	35	35
Additional paid-in capital	214,508	213,493
Accumulated other comprehensive gain	2,529	2,591
Accumulated deficits	(68,862)	(59,385)
Total stockholders' equity	148,210	156,734
Total liabilities and stockholders’ equity	$212,818	$226,808

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(9,477)	$(3,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of long-lived assets	6,095	-
Depreciation and amortization	1,256	1,336
Amortization of intangible assets	2,549	3,232
Stock-based compensation	1,038	880
Loss from sale of tools and small molecule businesses	1,200	-
Deferred income taxes	(6,891)	(1,367)
Excess tax benefits from stock-based compensation	(12)	-
Tax deficiency from employee stock transactions	(125)	(385)
Changes in operating assets and liabilities
Restricted cash	(780)	-
Accounts receivable, net	5,467	2,016
Inventories	(1,446)	(594)
Other current assets	(437)	(1,765)
Other long-term assets	149	(51)
Accounts payable	(652)	(1,505)
Other accrued liabilities	1,350	(765)
Accrued compensation and employee benefits	(4,614)	(2,269)
Accrued royalties	(2,601)	(642)
Income taxes receivable and payable	2,868	1,878
Accrued restructuring charges	280	(3,169)
Deferred revenue	8,351	23,176
Long-term payable	1,201	265
Net cash provided by operating activities	4,769	17,164

Investing activities
Purchase of property, plant and equipment, net	(640)	(1,205)
Cash contributed upon sale of tools and small molecule businesses	(6,561)	-
Net cash used in investing activities	(7,201)	(1,205)

Financing activities
Proceeds from issuance of common stock	224	27
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(122)	(100)
Excess tax benefits from stock-based compensation	12	-
Net cash provided (used) in financing activities	114	(73)

Effect of foreign exchange rate changes on cash and cash equivalents	(45)	(452)
Net increase (decrease) in cash and cash equivalents	(2,363)	15,434
Cash and cash equivalents at the beginning of the period	81,777	66,415
Cash and cash equivalents at the end of the period	$79,414	$81,849

Supplemental disclosure of non-cash investing and financing activities
Issuance of note receivable - related party	$10,000	$-

See accompanying notes to condensed consolidated financial statements

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies

Business and Basis of Presentation

Symyx Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Symyx”) helps R&D-based companies in life sciences, chemicals, energy, and consumer and industrial products industries achieve breakthroughs in innovation, productivity and return on investment. Symyx software and scientific databases power laboratories with the information that generates insight, enhances collaboration and drives productivity. Symyx offerings include an electronic laboratory notebook, decision support software and chemical informatics and sourcing databases.

Symyx incorporated in California on September 20, 1994 and reincorporated in Delaware in February 1999. Symyx’s headquarters are in Sunnyvale, California.

Management has prepared the accompanying unaudited condensed consolidated balance sheet as of March 31, 2010, the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, respectively, and the unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009, respectively, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Symyx at March 31, 2010 and the results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated balance sheet at December 31, 2009 was derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP for complete financial statements.

Because all of the disclosures required by GAAP in completing financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, as subsequently amended. The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2010.

During part of the period covered by this Report, the Company operated two business units, Symyx Software and Symyx High Productivity Research (“HPR”). As discussed in Note 6 below, the Company sold its tools and small molecule businesses in the first quarter of 2010.  Although Symyx retained all existing rights to royalties and licensing fees previously included in HPR, as well as relevant patents underlying these entitlements, Symyx currently operates solely in the Symyx Software segment.

The Company has evaluated subsequent events for recognition or disclosure through the time of filing this Quarterly Report on Form 10-Q with SEC on May 3, 2010.

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

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications – Discontinued Operations

During the first quarter of 2010, the Company completed the sale of certain components of HPR, namely tools and small molecule research (the “HPR Divestiture”), to Freeslate, Inc. (“Freeslate”). The Company also substantially wound down its contract research operations after the expiration of certain research agreements with Dow Chemical and ExxonMobil.  As a result of these divestiture and wind down actions, the Company has reclassified the historical results of operations for the HPR business from continuing operations to discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to the continuing operations of the Symyx Software business.

In addition, certain reclassifications have been made to prior period amounts to conform to the current period presentation of royalties from research related patents. These royalties are now included in interest and other income.  Historically, Symyx had recorded royalties from research-related patents in License fees, Content and Royalties on the Consolidated Statement of Operations. As discussed above, the Company has substantially exited the HPR business, in particular the contract research services business which provided the basis for these royalties, yet it retained the rights to certain intellectual property related thereto.

Use of Estimates

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in Symyx’s consolidated financial statements and accompanying notes. Estimates include the assumptions used in determining the implied fair value of goodwill, intangibles and other long-lived assets, assumptions used to determine the stock-based compensation of the Company’s equity awards, including the volatility rate and the forfeiture rates for stock-based awards, significant management judgment required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets, the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, the foreign currency rate used in determining the effect of foreign currency exchange rate fluctuation on the Company’s financial statements and the accounting policies adopted to defer costs associated with various contracts.  The Company evaluates its estimates, including those mentioned above, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against certain third party liabilities, including liability if its products infringe a third party’s intellectual property rights. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), the Company’s indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of March 31, 2010, the Company was not subject to any pending intellectual property-related litigation. The Company has not received any requests for and has not been required to make any payments under these indemnification provisions during any periods covered in these unaudited condensed consolidated financial statements.

Investments

The Company maintained its cash in treasury-bill money market funds, classified as cash equivalents. The Company did not have any marketable securities as of March 31, 2010 or December 31, 2009. The Company had no realized or unrealized gains or losses on its investments for the three-month periods ended March 31, 2010 and 2009.

The Company determines the accounting method used to account for investments in equity securities in which it does not have a controlling interest primarily based on the Company’s ownership of the investee and whether the Company has the ability to exercise significant influence over the strategic, operating, investing, and financing activities of the investee. Accordingly, the Company accounts for its investments in Intermolecular, Inc. and Freeslate using the cost method of accounting while it accounts for its in Visyx Technologies Inc. (“Visyx”) using the equity method of accounting. At March 31, 2010, the carrying value of cost method equity investments was $15,236,000. The Company determined that the carrying value of Freeslate at March 31, 2010 approximates its fair value. The Company determined that it is not practical to estimate the fair value of the investments in Intermolecular and believes that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s investment in Visyx has $0 carrying value. The Company did not receive any dividends from Visyx during the three months ended March 31, 2010 and 2009.

Revenue Concentration

For the three months ended March 31, 2010, Merck & Co. (“Merck”) was the only customer that contributed more than 10% of the Company’s total revenue. No customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2009.  The revenue from Merck has been included in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service	$644	$341
License fees, content and royalties	3,693	1,086
Total	$4,337	$1,427

The table below shows revenue by physical location of the Company’s customers based on the ship-to address (in thousands).

	Three Months Ended March 31,
	2010	2009
United States	$11,489	$11,701
Europe	7,002	6,410
Asia	3,511	3,473
Rest of the World	111	165
Total	$22,113	$21,749

Inventories

As of December 31, 2009, the Company carried $1,956,000 of work-in-process inventory consisting of purchased parts and fabricated sub-assemblies for Symyx tools in the process of being built. Inventories are carried at the lower of cost or market, with cost determined on a specific identification basis. During the quarter ended March 31, 2010, the Company sold all inventory to Freeslate in connection with the HPR Divestiture as described in Note 6 below.

Accrued Warranty

In connection with the HPR Divestiture, Freeslate assumed all the Company’s warranty liabilities of $719,000 on Symyx tools systems sold on the closing date of March 1, 2010.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill, Intangibles and Other Long-Lived Assets

The change of the Company’s goodwill balance during the three months ended March 31, 2010 is as follows (in thousands):

Amount
Balance as of January 1, 2010	$39,640
Goodwill disposed in connection with the HPR Divestiture	(469)
Foreign currency exchange rate effect	(260)
Balance as of March 31, 2010	$38,911

At March 31, 2010, the Company’s goodwill balance relates solely to Symyx Software.

Intangible assets are amortized using the straight-line method over their estimated periods of benefit, ranging from one to seven years.

The Company tests the goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the Company’s fair value below its carrying amount.

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

If the estimated fair value of a reporting unit’s goodwill exceeds its net book value, the Company concludes that its goodwill is not impaired. Otherwise, the Company performs step two of the above test to compare the estimated implied fair value of goodwill to its carrying value. The excess carrying value of goodwill as compared to the implied value is recorded as a goodwill impairment.

The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for step two of the authoritative guidance on accounting for the impairment or disposal of long-lived assets and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value. Based on its analysis, the Company recorded an impairment charge to the long-lived assets as described in Note 6.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.

The Company assesses its allowance for doubtful accounts based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience. For the three months ended March 31, 2010 and 2009, the Company’s allowance for doubtful accounts changed as follows (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2010	2009
Balance as of January 1	$156	$356
New allowance accrued	27	-
Write-offs and other adjustments	(7)	(20)
Balance as of March 31	$176	$336

Deferred Costs

Occasionally, the Company enters into certain software consulting service and tool product arrangements under which all revenue is deferred until elements of the arrangements are delivered in the future. In these cases, the direct variable expenses, not exceeding the revenue deferred, are deferred and included in other current assets on the balance sheet until the revenue is recognized. Direct variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of March 31, 2010 and December 31, 2009, the Company deferred approximately $1,061,000 and $880,000, respectively, of direct variable expenses related to software consulting service and tools product arrangements in which the revenue is deferred until future periods. The deferred amounts meet the definition of assets. They are related to future elements of enforceable contracts and will result in positive margins when the Company recognizes them.

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

Fair Value Measurements

In September 2006, the FASB issued ASC No. 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability.  The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - Inputs are unobservable inputs based on the Company’s assumptions.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company measures its cash equivalents (investment in short-term U.S. government funds) on a recurring basis using unadjusted quoted prices in active markets for identical assets. The fair value of the Company’s cash equivalents was $68,484,000 and $67,401,000 at March 31, 2010 and December 31, 2009, respectively.

The Company measures its fixed assets on a non-recurring basis using unobservable inputs based on the Company’s assumptions. For the fixed assets which the Company will no longer use in its operations, the Company estimates their fair value based on values received from third parties.  At March 31, 2010, the Company recorded an impairment charge of $6,095,000 to adjust the carrying value of its fixed assets to their fair value of $8,706,000.

Effect of New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance becomes effective January 1, 2011; however, early adoption is permitted. The Company has not determined the impact of adoption of this guidance on its Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on its financial statements.

 In January 2010 the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company adopted the provisions of this ASU effective January 1, 2010. Pursuant to the guidance in ASU 2009-17, the Company has determined that although the Company has a variable interest in Freeslate, it is not the primary beneficiary of Freeslate and therefore does not consolidate Freeslate within its financial statements. See further discussions in Note 6 below.

2.      Stock-Based Benefit Plans

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase Symyx common stock at a discount, but only through payroll deductions, during concurrent 12-month offering periods. Each offering period is divided into two consecutive six-month purchase periods. On the last day of each purchase period, eligible employees can purchase shares under the plan at 85% of the fair market value of Symyx’s common stock on the first day of the offering period or the last day of the purchase period, whichever was lower. The two purchase dates per year under the ESPP are April 30 and October 31. Accordingly, no shares were purchased during the three months ended March 31, 2010 or 2009. As of March 31, 2010, there were 1,879,110 shares of common stock available for future purchase under the ESPP. In February 2010, the Company’s Board of Directors decided to suspend the ESPP plan after the purchase on April 30, 2010.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also has adopted various stock option plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units, and restricted stock. Certain of these plans permit the grant of nonstatutory stock-based awards to outside consultants and members of the Company’s Board of Directors. During the three months ended March 31, 2010 and 2009, the Company granted options to purchase 70,000 and 30,000 shares of common stock, respectively, under its stock option plans. 6,020,265 shares were available for issuance under the Company’s various stock option plans as of March 31, 2010.

The Company valued options granted in the three months ended March 31, 2010 and 2009 using the Black-Scholes method with the following valuation assumptions:

	Three Months Ended March 31,
	2010	2009
Expected dividend	0%	0%
Risk-free interest rate	2.38%	1.70%
Expected volatility	72%	61%
Expected life (in years)	4.3	4.3

During the three months ended March 31, 2009, the Company granted restricted stock units of 4,000 shares. No shares were granted in the three months ended March 31, 2010. The fair value of each share of restricted stock units equaled to the closing stock price of the Company’s common stock on the grant date.

The Company recognized stock-based compensation expense related to all of its share-based awards of $1,038,000 and $880,000 during the three months ended March 31, 2010 and 2009, respectively, in the Company’s results of operations as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Costs of revenue	$79	$141
Research and development	194	(93)
Sales, general and administrative	596	526
Discontinued operations	169	306
Total	$1,038	$880

3.      Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The following shares were excluded from the calculation of basic and diluted net loss per share for the three months ended March 31, 2010 and 2009, respectively, because all were anti-dilutive due to the net loss for the respective periods (in thousands):

	As of March 31,
	2010	2009
Options	3,663	4,887
Restricted stock units	308	662
Total anti-dilutive shares	3,971	5,549

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      Related Party Transactions

Isy Goldwasser, the Company’s Chief Executive Officer, is a director of Intermolecular, Inc. (“Intermolecular”).  Mr. Pasternack, the current chairperson of the Company’s Compensation Committee of the Board of Directors, was a Venture Partner of CMEA Capital during fiscal year 2009 (Mr. Pasternack does not have an ownership interest or investment interest in CMEA Capital.). CMEA Capital holds approximately 23% interest in Intermolecular. In August 2006, the Company invested $13,500,000 in exchange for approximately 13% of the outstanding shares of Intermolecular and in December 2008, the Company invested an additional $1,647,000.  As of March 31, 2010, the Company owned approximately 12% of the outstanding shares of Intermolecular.  The Company entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005.  Under these agreements, the two companies worked together to conduct R&D and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Generally, each party bore its own expenses.  These agreements further provided certain licenses from Symyx to Intermolecular, in exchange for which the Company is entitled to royalties.  In late 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, the Company has an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes.  For the three months ended March 31, 2010 and 2009, the Company recognized software revenue from Intermolecular of $3,000 and $13,000, respectively, and received other royalty payments of $502,000 and $70,000, respectively. As of March 31, 2010, the Company recorded deferred revenue of $1,000 and a $77,000 customer deposit from Intermolecular.

The Company closed the HPR Divestiture with Freeslate on March 1, 2010 as described in Note 6 below. As of March 31, 2010, the Company owns a 19.5% equity stake in Freeslate, and a warrant allowing the Company to retain its 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. The Company holds an unsecured promissory note receivable of $10 million from Freeslate, which bears interest at 8% per annum payable annually in arrears.  Principal payments are scheduled to be made in the amount of $1 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4 million due on March 1, 2020.  Under the Transition Service Agreement between the parties, the Company recorded a total receivable from Freeslate of $104,997 as of March 31, 2010 in other income and payroll-related expense accounts. Under the Software License Services and Co-Marketing Agreement between the parties, the Company had a payable to Freeslate of $99,447 as of March 31, 2010 that was recorded in cost of license fees, content and royalties.

5.      Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(9,477)	$(3,107)
Foreign currency translation adjustment	62	(610)
Comprehensive loss	$(9,415)	$(3,717)

6.      HPR Divestiture

On February 11, 2010, and following an extensive sales process led by the Company’s financial advisors, Symyx executed definitive agreements (the “Divestiture Agreements”) pursuant to which Symyx divested the assets of HPR’s tools operations and of certain of its restructured contract research services operations (the “HPR Divestiture”) to a newly formed company, Freeslate, Inc.  HPR’s president, John S. Senaldi, resigned from Symyx prior to the signing of the Divestiture Agreements to lead the acquisition of HPR assets as founder and chief executive officer of Freeslate.  Pursuant to the Divestiture Agreements, Symyx transferred to Freeslate substantially all existing HPR physical assets and certain intellectual property assets, including a portion of the Company’s patent portfolio and certain components of the Company’s Lab Execution and Analysis (“LEA”) software suite.

The HPR Divestiture closed on March 1, 2010.  Pursuant to the Divestiture Agreements, Symyx provided $8,600,000 of positive net working capital at closing.  In return, Symyx received a $10.0 million note and common stock representing an approximately 19.5% equity interest in Freeslate, and a warrant allowing the Company to retain its 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. The parties also entered into a transition service agreement for a short period (within a year) services of information technology, human resources and facility to be paid, a LEA license and service agreement allowing for royalties to be paid for current agreements as well as new agreements based on revenue earned on a quarterly basis from the assigned and retained components and a sublease agreement from Symyx to FreeSlate of existing facility at commercially reasonable rates. Symyx retained all existing rights to royalties and licensing fees previously included in HPR, as well as relevant patents underlying those entitlements.  Substantially all HPR employees accepted employment with Freeslate following the closing.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has concluded that Freeslate is a variable interest entity and that it holds variable interests in Freeslate through its subordinated debt and other investments at risk. However Freeslate’s management team was solely responsible for all economic aspects of the entity including key business decisions that impact Freeslate’s economic performance. The Company does not have power, through its variable interests, to direct the activities that most significantly impact the economic performance of Freeslate.  Given this, the Company determined that it was not the primary beneficiary of Freeslate and therefore did not consolidate Freeslate in its financial statements. The Company accounts for its investment in Freeslate as a cost method investment. See Note 1 for further information.

The Company recorded a loss on the HPR Divestiture in discontinued operations for the period ended March 31, 2010 as follows (in thousands):

Amount
Promissory note received	$10,000
Investment in FreeSlate	89

Cash contributed to FreeSlate	(6,561)
Inventories	(3,397)
Fixed assets	(1,618)
Intangible assets	(829)
Goodwill	(469)
Other assets and liabilities, net	(27)
Deferred revenue	2,774
Transaction costs	(1,162)

Loss on sale of tools and small molecule businesses	$(1,200)

7.      Discontinued Operations

In fiscal 2009, Symyx operated two business units: Symyx Software and Symyx HPR.  HPR generated revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and intellectual property. In 2008 and 2009, research services revenues decreased significantly due to the expiration of the Company’s principal collaboration agreements with Dow Chemical and ExxonMobil. In October 2009, Symyx commenced a restructuring focused on HPR to address underperformance in its contract development and manufacturing operations (“CDMO”) and to address an anticipated decline in demand for research services after completion of the Company’s contract research for Dow Chemical and ExxonMobil at the end of December 2009. In the fourth quarter of 2009, Symyx sold the CDMO business and implemented a process to reduce HPR staffing by approximately 75 employees, a 15% reduction in total Symyx headcount.

In the first quarter of 2010, the Company completed the HPR Divestiture as described in Note 6 above. Additionally, the Company completed substantially all of its remaining contract research obligations during the first quarter of 2010. The continuing cash inflows from Freeslate and outflows to Freeslate as a result of the transition services arrangement would not have been generated by the disposed component absent the disposal transaction, require no active involvement of the disposed component and will cease within a year. Correspondingly the Company have concluded that these cashflows are indirect cashflows. The Company’s continuing cash inflows from FreeSlate as a result of the LEA revenue and royalty arrangement are considered to be immaterial and require nominal costs and involvement for the Company to fulfill its future obligations. Given the above, Symyx concluded that the operations and cash flows of the divested component have been eliminated from the ongoing operations of the Company. The Company does not have any significant continuing involvement in the operations of the component after the HPR Divestiture. Therefore, the Company reported the results of operations of the disposed business in discontinued operations for current and historical periods presented.

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with these activities, the Company also evaluated the recoverability of carrying values of the leasehold improvements for the facility subleased to Freeslate and for the facility in which the Company’s remaining contract research services were performed, and concluded those carrying values are not recoverable.  As a result, the Company recorded an impairment charge of $6,095,000 in the first quarter of 2010.

The financial statements reflect the results of the discontinued operations (including the loss on the HPR Divestiture) as a separate line item after continuing operations. The following summarizes key financial data for discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$2,357	$8,711
Operating loss	$(9,145)	$(1,403)
Loss from sale of tools and small molecule businesses	$(1,200)	$-
Income tax benefit	$3,491	$445
Loss from discontinued operations	$(6,869)	$(958)

8.      Intangible Assets

The Company acquired certain patent rights and know-how from third parties. It also obtained certain intangible assets in various business acquisitions. These intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. In the three months ended March 31, 2010 and 2009, the Company recorded amortization expenses of intangible assets of $2,549,000 and $3,259,000, respectively, of which $2,473,000 and $3,095,000, respectively, were associated with the Company’s continuing operations. Assuming no subsequent impairment of the underlying assets, the amortization expense of total intangible assets is expected to be as follows (in thousands):

Years ending December 31,	Amount
Remainder of 2010	$6,934
2011	7,535
2012	7,180
2013	6,838
2014	5,488
Thereafter	3,272
Total	$37,247

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.      Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax benefit rate is as follows:

	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
	Continuing Operations		Discontinued Operations		Consolidated
Expected benefit at federal statutory rate	35%	35%	35%	35%	35%	35%
State taxes, net of federal impact	-2%	-1%	0%	-1%	-1%	-1%
Research and development credits	0%	5%	0%	5%	0%	5%
Permanent difference related to stock-based compensation	-2%	-4%	0%	-4%	-1%	-4%
Valuation allowance	21%	0%	0%	0%	7%	0%
Other individually immaterial items	-1%	0%	-1%	-3%	-1%	-1%
Effective income tax benefit rate	51%	35%	34%	32%	39%	34%

During the quarter ended March 31, 2010, the Company reassessed the likelihood of renewing certain leases and concluded that it was probable that the leases would expire at the end of their current contractual terms which resulted in the impairment of certain leasehold improvements as discussed in Note 7. As a result, the deferred tax assets related to the impaired leasehold improvements will be realized at the end of the current contractual lease terms. As a result of this decrease to the expected lease term, the Company released valuation allowance by $1,094,000.

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

10.   Bank Credit Facility and Restricted Cash

On September 28, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”), and each lender from time to time a party thereto. Under the Credit Agreement, the Agent has agreed to provide a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for the Company’s account (the “Facility”), secured by substantially all of the Company’s assets excluding intellectual property. On March 1, 2010, the Facility expired and the security interest was released.  As of March 31, 2010, the Company had a standby letter of credit of $780,000 with Bank of America secured by a $780,000 certificate of deposit, which was reported as restricted cash on the Condensed Consolidated Balance Sheet.

11.      Restructuring Charges

In order to realign its operations to drive performance and improve operating efficiency, the Company implemented various reorganization plans in the past three years. The Company accrued restructuring charges for involuntary employee termination benefits and the costs of exiting and terminating facility leases. The following table illustrates the change in accrued restructuring costs during the three months ended March 31, 2010 (in thousands):

SYMYX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2007 Plan	2008 Plan	2009 Plan	2010 Plan	Total
Balance as of January 1, 2010	$39	$497	$1,578	$-	$2,114
New charges accrued during the period	-	-	892	839	1,731
Payments made during the period	(4)	(19)	(1,427)	(1)	(1,451)
Adjustments to liabilities during the period, including foreign currency exchange rate effect	-	-	(13)	-	(13)
Balance as of March 31, 2010	$35	$478	$1,030	$838	$2,381

12.      Subsequent Events

On April 5, 2010, the Company entered into a merger agreement with Accelrys, Inc. (Nasdaq:  ACCL), a San Diego, California-based company that develops scientific business intelligence software and solutions for the life sciences, energy, chemicals, aerospace and consumer products industries. The merger, structured to be a tax-free, all-stock merger of equals, was approved by both companies’ boards of directors.  Under the terms of the agreement, Symyx shareholders would receive 0.7802 shares of Accelrys common stock for each share of Symyx stock.  Following the completion of the merger, Accelrys and Symyx shareholders would each own approximately 50 percent of the combined company. The merger is expected to be completed in the third calendar quarter of 2010, subject to customary closing conditions and shareholder and regulatory approvals.

The Merger Agreement between Symyx and Accelrys also includes materially reciprocal termination provisions, and provides that in certain specified circumstances, one party must pay the counter-party a termination fee of $7.5 million. The merger agreement also provides for an expense payment of $1,000,000 if a party terminates the Merger Agreement following the counter-party’s stockholders’ “no” vote, which fee shall be credited against the payment described in the previous sentence, if any. The termination fees and expense provisions described above are reflected in Section 8.3 of the merger agreement as filed with the SEC on Form 8-K on April 6, 2010.

Several lawsuits have been filed against Symyx, the members of the Symyx board of directors, certain executive officers of Symyx, Accelrys and a subsidiary of Accelrys in purported class action lawsuits brought by individual Symyx stockholders challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may prevent the completion of the merger in the expected timeframe (or altogether). The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and a subsidiary of Accelrys, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed merger.  Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which is substantially similar to the first lawsuit.  The lawsuits were ultimately consolidated into a single action. It is expected that the plaintiffs will file a single, consolidated complaint, which will serve as the only complaint in the combined litigation going forward. Symyx expects that the consolidated complaint, like the four filed complaints, will seek, among other things, to enjoin the defendants from completing the merger as currently contemplated.

Symyx Technologies and its directors and chief financial officer intend to take all appropriate actions to defend the suit.

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

Among the factors that could cause actual results to differ materially are the factors detailed in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q, which readers should review.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full fiscal year.

Overview

Symyx Technologies, Inc. enables global leaders in life sciences, chemical, energy, and consumer and industrial products industries to optimize and accelerate their scientific research and development (“R&D”). We provide a suite of scientific software, content and technology to support R&D information lifecycle management across the enterprise, improving scientists’ ability to search, develop, manage, manipulate and store research data and to manage intellectual property. Through our expertise in scientific informatics management, we help companies transform their R&D operations to minimize the time their scientists spend on routine, repetitive tasks and to maximize the return on their R&D investments.

Highlights for the quarter ended March 31, 2010 include:

•
On March 1, 2010, we completed the sale of certain components of our High Productivity Research (“HPR”) business, namely tools and small molecule research (the “HPR Divestiture HPR Divestiture”), to Freeslate, Inc. (“Freeslate”) as described in Note 6 in Item 1 above. For a detailed discussion, see “Discontinued Operations” below.

•
Revenue from our continuing Symyx Software operations was $22.1 million for the quarter, up approximately 2% compared to the first quarter of 2009 due primarily to higher software licensing revenue, partially offset by lower content subscription and professional services revenue.

•	We exited the quarter with $79.4 million in cash and cash equivalents.

On April 5, 2010, we entered into a merger agreement with Accelrys, Inc. (Nasdaq: ACCL), a San Diego, California-based company that develops scientific business intelligence software and solutions for the life sciences, energy, chemicals, aerospace and consumer products industries. The merger, structured to be a tax-free, all-stock merger of equals, was approved by both companies’ boards of directors.  Under the terms of the agreement, Symyx shareholders would receive 0.7802 shares of Accelrys common stock for each share of Symyx.  Following the completion of the merger, Accelrys and Symyx shareholders would each own approximately 50 percent of the combined company, with the Accelrys stockholders owning only slightly more than the Symyx stockholders. The merger is expected to be completed in the third calendar quarter of 2010, subject to customary closing conditions, and shareholder and regulatory approvals. The merger agreement between Symyx and Accelrys also includes materially reciprocal termination provisions, and provides that in certain specified circumstances, one party must pay the counter-party a termination fee of $7.5 million. The merger agreement also provides for an expense payment of $1,000,000 if a party terminates the merger agreement following the counter-party’s stockholders’ “no” vote, which fee shall be credited against the payment described in the previous sentence, if any.

Discontinued Operations

In fiscal 2009, we operated two business units: Symyx Software and Symyx HPR. HPR generated revenue primarily from providing directed and collaborative research services and selling tools and associated services, and to a lesser extent, licensing materials and intellectual property.  In 2008 and 2009, research services revenues decreased significantly due to the expiration of our principal collaboration agreements with Dow Chemical and ExxonMobil.  In October 2009, Symyx commenced a restructuring focused on HPR to address underperformance in its contract development and manufacturing operations (“CDMO”) acquired as part of the Integrity Biosolution acquisition in August 2008, and to address an anticipated decline in demand for research services after completion of our contract research for Dow Chemical and ExxonMobil at the end of December 2009.  In the fourth quarter of 2009, we sold the CDMO business and began a process to reduce HPR staffing by approximately 75 employees, a 15% reduction in total Symyx headcount. We completed a majority of these restructuring actions by December 31, 2009, and substantially completed the remaining balance of these actions in the first quarter of 2010.  Restructuring charges included various severance and one-time benefits, facilities exit costs, write-off of related fixed assets and associated legal costs.

In the first quarter of 2010, we completed the HPR Divestiture as described in Note 6 in Item 1 above. Additionally, we completed substantially all of the remaining contract research obligations during the first quarter of 2010. As a result of these actions, we concluded all of our HPR activities other than our ongoing research-related royalty entitlements. Accordingly, the operations and cash flows of the divested component have been eliminated from our ongoing operations. We do not have any significant continuing involvement in the operations of the component after the HPR Divestiture. Therefore, we reported the results of operations of the disposed business in discontinued operations for both current and historical periods presented.

In connection with these activities, we also evaluated the recoverability of carrying values of the leasehold improvements for the facility subleased to Freeslate and for the facility in which our remaining contract research services were performed, and concluded those carrying values are not recoverable. As a result, we recorded an impairment charge of $6.1 million in the first quarter of 2010.

The financial statements reflect the results of the discontinued operations (including the loss on the HPR Divestiture) as a separate line item after continuing operations. The following summarizes key financial data for discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$2,357	$8,711
Operating loss	$(9,145)	$(1,403)
Loss from sale of tools and small molecule businesses	$(1,200)	$-
Income tax benefit	$3,491	$445
Loss from discontinued operations	$(6,869)	$(958)

The revenue from discontinued operations decreased significantly due to the expiration of the alliance agreement with The Dow Chemical Company. The operating loss for the three months ended March 31, 2010 included the $6.1 million impairment charge as discuss above.

In the HPR Divestiture, we transferred substantially all HPR assets, liabilities, and provided approximately $8.6 million of positive net working capital in return for a $10.0 million promissory note, a 19.5% equity stake in Freeslate and a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock plans. In accordance with the divestiture agreement, a minimum of $3 million cash was to be transferred to meet the $8.6 million positive net working capital requirement (calculated as total cash transferred plus total receivables transferred plus total inventory transferred must exceed total liabilities transferred by at least $8.6 million). On the closing date, cash, inventory and other assets and other liabilities had been transferred and a loss of $1.2 million was recorded in the discontinued operations (in thousands):

Amount
Promissory note received	$10,000
Investment in FreeSlate	89

Cash contributed to FreeSlate	(6,561)
Inventories	(3,397)
Fixed assets	(1,618)
Intangible assets	(829)
Goodwill	(469)
Other assets and liabilities, net	(27)
Deferred revenue	2,774
Transaction costs	(1,162)

Loss on sale of tools and small molecule businesses	$(1,200)

 Critical Accounting Policies and Use of Estimates

We prepare our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Preparing financial statements and related disclosures requires management to exercise judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Estimates include assumptions such as the elements comprising a revenue arrangement, including the distinction between software upgrades/enhancements and new products, when our products achieve technological feasibility, the assumptions used in determining the implied fair value of goodwill, intangibles and other long-lived assets, assumptions used to determine the stock-based compensation of our equity awards, including the volatility rate and the forfeiture rates for stock-based awards, significant management judgment required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets, the potential outcome of future tax consequences of events recognized in the our financial statements or tax returns, the foreign currency rate used in determining the effect of foreign currency exchange rate fluctuation on our financial statements and the accounting policies adopted to defer costs associated with various contracts. We evaluate our estimates, including those mentioned above, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009 except that with the HPR Divestiture, accounting policies and estimates related to reserve for excess or obsolete inventory or future warranty expenditures will no longer be considered critical for our ongoing software operations.

Results of Operations

Revenue

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands, except percentages)
Service	$9,989	$10,707	$(718)	(7%)
License fees, content and royalties	12,124	11,042	1,082	10%
Total revenue	$22,113	$21,749	$364	2%

In connection with the HPR Divestiture and the wind-down of research business, certain royalties not associated with the company’s continuing software business were reclassified from revenue to other income. Revenue reported for the three months ended March 31, 2010 and 2009 reflects software revenue from our continuing operations only.

The increase of total revenue in 2010 over the same period of 2009 was due to higher license revenue from our electronic laboratory notebook, or “ELN” product line, partially offset by lower content subscription and professional services revenues.  Content revenue was lower due to an approximately 8% decrease in our subscription renewal rate year over year.

For the three months ended March 31, 2010, Merck & Co. (“Merck”) was the only customer that contributed more than 10% of our total revenue. No customer accounted for more than 10% of our total revenue for the three months ended March 31, 2009.  The revenue and corresponding percent of revenue by each revenue component from Merck are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2010		2009
Service	$644	6%	$341	3%
License fees, content and royalties	3,693	30%	1,086	10%
Total	$4,337	20%	$1,427	7%

Costs of Revenue

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands, except percentages)
Costs of revenue:
Cost of service	$3,452	$3,990	$(538)	-13%
Cost of license fees, content and royalties	1,657	1,281	376	29%
Amortization of intangible assets	1,067	1,662	(595)	-36%
Total costs of revenue	$6,176	$6,933	$(757)	-11%

Total costs of revenue represented 28% and 32%, respectively, of total revenue for the three months ended March 31, 2010 and 2009. The decrease in cost of service was primarily due to the lower cost of software consulting driven by reduced headcount and cost of service deferred for service revenue to be recognized in the future as discussed in Deferred Costs. The increase in cost of license fees, content and royalties was due to the royalty due to Freeslate for the Lab Execution and Analysis software license entered into in connection with the HPR Divestiture.  Amortization of intangible assets is lower in the current period because we have fully amortized certain developed technologies.

We recognized stock-based compensation expense related to equity awards during the three months ended March 31, 2010 and 2009, respectively, in our results of operations as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Costs of revenue	$79	$141
Research and development	194	(93)
Sales, general and administrative	596	526
Discontinued operations	169	306
Total	$1,038	$880

Operating Expenses

	Three Months Ended March 31,
	2010			2009
	Amount (in 000’s)	As a Percentage of Total Revenue	Change over Previous Year	Amount (in 000’s)	As a Percentage of Total Revenue
Research and development	$9,465	43%	(1%)	$9,546	44%
Sales, general and administrative	10,421	47%	16%	8,983	41%
Restructuring charges	759	3%	886%	77	*
Amortization of intangible assets	1,406	6%	0%	1,406	6%
Total operating expenses	$22,051	99%	10%	$20,012	91%
* Less than 1%

Research and Development (“R&D”) Expenses

Our R&D expenses consist primarily of:

•	salaries and other personnel-related expenses;

•	facility costs;

•	supplies; and

•	depreciation of facilities and laboratory equipment.

Total R&D expenses for the three months ended March 31, 2010 were effectively unchanged from the prior period.  With the divestiture of the HPR business, substantially all of our R&D expenses now represent internally-funded software development projects.

Sales, General and Administrative (“SG&A”) Expenses

Our SG&A expenses consist primarily of personnel costs for business development, sales, legal, general management, finance and human resources, as well as payment of commissions to our foreign sales agents and professional expenses, such as outside legal and accounting fees. The increase of 16% in SG&A expenses was primarily due to professional fees of $912,000 incurred in connection with the Accelrys transaction. Due to the pending merger with Accelrys, we have seen and will see increased expenses, particularly in the areas of finance and legal, and in incentive compensation.

Restructuring Charges

Restructuring charges recorded in the three months ended March 31, 2010 consisted of primarily of severance costs associated with our realignment of software business. Restructuring charges recorded in the three months ended March 31, 2009 consisted of severance charges related to several foreign employees.

Amortization of Intangible Assets

We amortize intangible assets acquired in various acquisitions on a straight-line basis over the estimated useful lives of the assets. After completing the HPR Divestiture, the intangible asset balance on our financial statements is solely related to our software business. The amortization of intangible assets associated with developed technology, proprietary content and various license agreements is recorded in cost of license fees, content and royalty. The amortization of intangible assets associated with trade name, bargain lease and customer relationship is recorded as operating expenses.

Interest and Other Income (Expense), Net

As mentioned under the revenue section, we have reclassified royalties from licensing intellectual property formerly included in the HPR business from royalty revenue to other income as these royalties are not part of our continuing Symyx Software business. Interest and other income (expense), net, for the three months ended March 31, 2010 and 2009 consisted $1.6 million and $2.9 million of other royalty income (net of patent costs associated with royalty income), respectively, partially offset by $891,000 and $993,000 of losses from foreign currency exchange, respectively.

Income Tax Benefits

We recorded income tax benefits of $2.7 million and $1.2 million, respectively, for the three months ended March 31, 2010 and 2009 for our continuing operations. The effective income tax benefit rate was 51% and 35% for the three-month periods ended March 31, 2010 and 2009, respectively. The effective income tax benefit rate in the three-month period ended March 31, 2010 was higher driven by the release of valuation allowance in the amount of $1.1 million when we reassessed the realizability of certain deferred tax benefits in connection with impaired leasehold improvements. Excluding the $1.1 million valuation allowance release, the income tax rate for 2010 was estimated as 32%. The valuation allowance reflects that portion of deferred tax assets which management believes will not be realized on a more likely than not basis. If the actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may be adjusted, which could materially impact our financial position and results of operations.

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

Discontinued Operations

For a discussion of discontinued operations, see the section entitled “Discontinued Operations” following the Overview section of this Item 2.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance becomes effective January 1, 2011; however, early adoption is permitted. We have not determined the impact of adoption of this guidance on our Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.

 In January 2010 the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010. Pursuant to the guidance in ASU 2009-17, we have determined that although we have a variable interest in Freeslate, we are not the primary beneficiary of Freeslate and therefore do not consolidate Freeslate within our financial statements. See further discussions in Note 6 of Item 1.

Liquidity and Capital Resources

This section discusses the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

At March 31, 2010, we had cash and cash equivalents of approximately $79.4 million, a decrease of $2.4 million from December 31, 2009.  Typically, in the first calendar quarter of the year we collect against more than half of our annual maintenance and content renewals.  In the current period, these seasonally higher collections were offset by our provision of $6.6 million in cash to Freeslate in connection with the HPR Divestiture as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Our operating activities provided $4.8 million and $17.2 million of cash during the three months ended March 31, 2010 and 2009, respectively. The decrease in cash provided by operating activities in the first quarter of 2010 compared with the same period of 2009 was due primarily to higher bonus and commission payout, lower customer payments received due to longer collections period and specifically, delayed collections from 2 large contracts.

Net cash used in investing activities during the three months ended March 31, 2010 included a $6.6 million cash contribution to Freeslate and $640,000 for purchases of property and equipment. Net cash used in investing activities during the three months ended March 31, 2009 was $1.2 million for the purchases of property and equipment. In connection with the HPR Divestiture, we received an unsecured promissory note from Freeslate for $10 million.  Interest is payable annually at 8%.  Principal is payable annually at the rate of $1 million beginning March 1, 2014, with all remaining principal and interest due March 1, 2020.

Net cash provided by (used in) financing activities during the three months ended March 31, 2010 and 2009 was $114,000 and ($73,000), respectively, primarily due to the proceeds from issuance of common stock upon stock option exercises, partially or entirely offset by payments of employee withholding taxes in lieu of issuing common stock upon the vesting of restricted stock units.

Current liabilities as of March 31, 2010 increased by $1.5 million compared to December 31, 2009 primarily due to the increase in deferred revenue, reflecting the seasonally highest first quarter renewals of maintenance and content subscriptions in our Symyx Software business, partially offset by the decrease in accrued compensation and accrued royalties.

Due to the HPR Divestiture, we canceled or transferred certain purchase commitments totaling approximately $1.8 million. Our contractual commitments have not changed materially since December 31, 2009.

Our Credit Agreement with Bank of America, N.A., under which we had a $25 million aggregate commitment for a two-year revolving credit facility and issuances of letters of credit for our account, secured by substantially all of our assets excluding intellectual property, expired on March 1, 2010, and the security interest was released. As of March 31, 2010, we had a standby letter of credit of $780,000 with Bank of America secured by a $780,000 certificate of deposit.

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

Customer Indemnification

From time to time, we agree to indemnify our customers against certain third party liabilities, including liability if our products infringe a third party’s intellectual property rights. We account for such indemnification provisions in accordance with the authoritative guidance on guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. Other than for limited exceptions (e.g., intellectual property indemnity or bodily harm), our indemnification obligation in these arrangements is typically limited to no more than the amount paid by the customer. As of March 31, 2010, we were not subject to any pending intellectual property-related litigation. We have not received any requests for and have not been required to make any payments under these indemnification provisions during any periods covered in these consolidated financial statements.

Off Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2010. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Related Party Transactions

Transactions between Symyx and related parties during the three months ended March 31, 2010 were as follows:

•
We entered into a Collaborative Development and License Agreement with Intermolecular in March 2005 and an Alliance Agreement in December 2005. In accordance with these agreements, the two companies agreed to work together to conduct research and development and other activities with respect to materials and high-throughput technology for use in semiconductor applications.  Each party bears its own expenses. In November 2007, following the conclusion of the joint research and development activities, these agreements were amended. Under the amended agreements, we have an ongoing obligation to provide two employees to modify and integrate certain Symyx software with and into Intermolecular products and to provide Intermolecular access to certain Symyx equipment for development purposes. Furthermore, in August 2006, we invested $13,500,000 in exchange for approximately 13% of Intermolecular’s outstanding shares, and in December 2009 invested an additional $1,647,000. As of March 31, 2010, we own approximately 12% interest in Intermolecular. We account for our ownership interest in Intermolecular using the cost method as we do not have the ability to exercise significant influence over Intermolecular’s strategic, operating, investing and financing activities. Isy Goldwasser, our chief executive officer, is a director of Intermolecular. During the three months ended March 31, 2010, we recorded $3,000 in software revenue and $502,000 other royalty income from Intermolecular.

•
We sold our tools and small molecule businesses to Freeslate as described in Note 6 of the Notes to Condensed Consolidated Financial Statements. HPR’s president, John S. Senaldi, resigned from Symyx prior to the signing of the Divestiture Agreement. As of March 31, 2010, we own a 19.5% equity stake in Freeslate, and a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We hold an unsecured promissory note receivable of $10 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. Principal payments are scheduled to be made in the amount of $1 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4 million due on March 1, 2020.  Under the Transition Service Agreement between the parties, we had a receivable from Freeslate of $104,997 as of March 31, 2010. Under the Software License Services and Co-Marketing Agreement between the parties, we had a payable to Freeslate of $99,447 as of March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2010, there were no material changes to the market risk disclosures reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009, except that (a) we now hold an unsecured promissory note receivable of $10 million from Freeslate, which bears interest at 8% per annum payable annually in arrears, and (b) we own a 19.5% equity stake in Freeslate, and a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans.  The carrying value of the equity stake in Freeslate is $89,000.

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

(b)	Limitations on the Effectiveness of Internal Controls

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

(c)	Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 7, 2010, a class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and a subsidiary of Accelrys, which alleged, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed merger of Symyx and Accelrys. Since then, three additional suits have been filed, also in Santa Clara County, each of which is substantially similar to the first lawsuit. The lawsuits are challenging the proposed merger of Symyx and Accelrys and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms. The lawsuits were ultimately consolidated into a single action.  It is expected that the plaintiffs will file a single, consolidated complaint, which will serve as the only complaint in the combined litigation going forward. Symyx expects that the consolidated complaint, like the four filed complaints, will seek, among other things, to enjoin the defendants from completing the merger as currently contemplated.

We believe we have meritorious defenses and plan to defend ourselves rigorously.

ITEM 1A. RISK FACTORS

As a result of the divestiture of the assets of Symyx’s High Productivity Research (HPR) tools operations and of certain of its recently restructured contract research services operations in the first quarter of 2010, which is referred to below as the “HPR Divestiture”, as well as the announcement of Symyx entering into an agreement to merge with Accelrys, Inc., the risks facing Symyx have changed substantially from the risks described in Symyx’s Annual Report on Form 10-K for the year ended December 31, 2009.  In evaluating Symyx’s business, you should carefully consider the risks described below, as well as other information contained in this Report. If any of those risks actually occurs, Symyx’s business, financial condition and operating results could be harmed. The risks and uncertainties listed are not the only risks and uncertainties facing Symyx. Additional risks and uncertainties Symyx has not anticipated or are currently seen as immaterial also may materially and adversely impair its business operations.

Risks Relating to the Potential Merger with Accelrys

Failure to complete, or delays in completing, the merger with Accelrys, Inc. announced on April 5, 2010, could materially and adversely affect our results of operations and our stock price.

On April 5, 2010, we entered into an agreement with Accelrys, Inc. pursuant to which, if all of the conditions to closing are met, Symyx will merge with a subsidiary of Accelrys and become a wholly-owned subsidiary of Accelrys. Consummation of the merger is subject to customary closing conditions. We cannot assure you that we will be successfully able to consummate the merger as currently contemplated under the merger agreement or at all. Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•
If the merger is not consummated, we would not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of Symyx and Accelrys, which could have a negative effect on our stock price;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger regardless of whether the merger is consummated;

•	Under some circumstances, we may have to pay a termination fee to Accelrys in the amount of $7.5 million if the merger is not consummated;

•	The attention of our management and our employees may be diverted from day-to-day operations during the period up to the consummation of the merger;

•	The customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•
Our customers and suppliers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger;

•
under the Merger Agreement, Symyx is subject to certain restrictions on the conduct of its business prior to completing the merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions; and

•	Our ability to attract new employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.

Since the merger agreement contemplates a fixed exchange ratio, changes in the market price of Accelrys common stock could adversely affect the value of Accelrys common stock to be received by our stockholders in the merger.

Under the merger agreement, each outstanding share of our common stock will be converted into the right to receive 0.7802 shares of Accelrys common stock. Because the merger agreement contemplates a fixed exchange ratio, changes in the stock price of Accelrys common stock in the period leading up to the time the merger is consummated could adversely affect the value of our common stock or the value of the Accelrys common stock to be received by our stockholders upon consummation of the merger.

Lawsuits have been filed against Symyx, the members of its board of directors, certain of its executive officers, Accelrys and a subsidiary of Accelrys challenging the proposed merger, and an adverse judgment in such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe, and may result in costs to Symyx.

As described above, Symyx, the members of the Symyx board of directors, certain executive officers of Symyx, Accelrys, and a subsidiary of Accelrys are named as defendants in a consolidated purported class action lawsuit originally brought by several individual Symyx stockholders, as lead plaintiffs, challenging the proposed merger with Accelrys, and seeking, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms.  One of the conditions to the completion of the merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the merger shall have been issued by any court of competent jurisdiction and be in effect.  Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, the injunction may prevent the completion of the merger in the expected timeframe, or at all.

Symyx has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Symyx’s bylaws and certificate of incorporation. Such obligations may apply to the lawsuit. Symyx management believes that the allegations in the consolidated lawsuit are without merit and intends to vigorously contest this lawsuit. However, there can be no assurance that the defendants will be successful in their defense. An unfavorable outcome in the consolidated lawsuit could prevent or delay the consummation of the merger, result in substantial costs to Symyx or both.

If the merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Accelrys stock which our current stockholders will own following the merger.

Even if the merger is consummated, the combined company may not perform as we or the market expects.  Risks associated with the combined company following the merger include:

•	If the merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, the stockholders of Symyx may be required to pay substantial U.S. federal income taxes.

•
Integrating two businesses is a difficult and time-consuming process, and the failure to integrate successfully the businesses of Accelrys and Symyx in the expected time frame would adversely affect Accelrys’s future results following completion of the merger.

•	The merger will effectively double the size of Accelrys, and if Accelrys is not able to effectively manage its expanded operations, its stock price may be adversely affected.

•	The new members of the board of directors and management team of the combined entity, which have had limited exposure to each other, may not be able to work together effectively.

•
It is possible that these employees might decide not to remain with the combined company after the merger is completed, and the loss of key personnel could have a material adverse effect on the combined company’s financial condition, results of operations and growth prospects.

•
The success of the combined company will also depend upon relationships with third parties and pre-existing customers of Accelrys and Symyx, which relationships may be affected by customer preferences or public attitudes about the merger.  Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition and results of operations.

•	The stock price of Accelrys common stock after the merger may be affected by factors different from those currently affecting the shares of Accelrys or Symyx.

If any of these events were to occur, the value of the Accelrys common stock received by Symyx stockholders in the merger would be adversely affected.

Risks Relating to Symyx, Including as a Stand-Alone Company

Symyx is a smaller company in 2010, but may not be able to proportionately decrease its operating expenses, particularly as a public company, which may materially and adversely affect its cash flows and profitability.

As a result of Symyx exiting its contract development and manufacturing operations and research services business in the fourth quarter of 2009, and the HPR Divestiture, Symyx will be a substantially smaller company in 2010 than it was in 2009.  However, Symyx may not be able to decrease its expenses proportionately, as many expenses of operating, in particular as a public company, are relatively independent of the size of the company, such as the costs of compliance with the Sarbanes-Oxley Act of 2002.  Consequently, Symyx expects that its public company operating expenses will comprise a greater percentage of its costs than previously, which will make it more challenging for Symyx to be profitable as a stand-alone, publicly-traded company.

The HPR Divestiture poses significant operational and financial risks to Symyx that, if realized, could have a material adverse effect on Symyx’s financial interests in the HPR Divestiture and its customer relationships, which could in turn adversely affect Symyx’s business, financial condition and results of operations.

Symyx has undertaken a material level of business effort and cost to structure and complete the HPR Divestiture.  Symyx must provide certain transition services to the acquirer of the HPR assets, Freeslate, Inc., on a cost plus basis, which could distract Symyx personnel from other duties in support of Symyx Software, Symyx’s remaining business following the HPR Divestiture.  Further, Symyx has no operational or other control over Freeslate and cannot guarantee that Freeslate management will successfully manage Freeslate going forward as necessary to insure Symyx will collect on the $10,000,000 note issued by Freeslate to Symyx in the HPR Divestiture, and will see appreciation in Symyx’s approximately 19.5% equity interest in Freeslate.  In addition, the HPR Divestiture happened only recently, and it is possible that the HPR Divestiture could have an adverse impact on customer relationships for Symyx Software.

Symyx depends upon the research and development activities of companies in the life science, chemical, energy and consumer and industrial products industries, among others, and declines or reductions in the research and development activities of these industries could harm Symyx’s business.

The market for Symyx’s software within the life science, chemical, energy and consumer and industrial products industries depends on Symyx’s customers’ ability and willingness to invest in research and development. If Symyx cannot renew existing contracts or enter into new arrangements at the pace it expects, its business and operating results will be harmed.

In particular, many companies in the life science and chemical industries have, in the past several years, experienced declining profitability, and in many cases, losses, and this negative trend does not appear to have abated. There also has been considerable consolidation and restructuring among many companies in the life sciences industry. In addition, many chemical products have become commodity products that compete primarily on the basis of price. As a result, some life science and chemical companies have reduced their research and development activities and/or delayed investments in new technologies. If commoditization of chemical products and other pressures affecting the profitability of the industry, including governmental regulations and governmental spending, continue in the future, more companies could adopt strategies that involve significant reductions in their research and development programs. Although Symyx believes its technologies can help life science, chemical, energy, and consumer and industrial products companies increase the efficiency of their research and development activities, its efforts to convince them of this value may be unsuccessful. To the extent these companies reduce their research and development activities or external investments, they may be less likely to do business with Symyx. As a result of current industry consolidation, a number of Symyx’s pharmaceutical companies have recently reduced or postponed decisions relative to research and development spending. Decisions by these companies to reduce or postpone their research and development activities could result in fewer or smaller scale collaborations with Symyx, fewer or smaller scale intellectual property and software licenses, or choosing not to work with Symyx, any of which could reduce Symyx’s revenue and harm its business and operating results.

Symyx depends on a number of key customers for a large portion of its revenues.  If Symyx is unable to replace the expected decline in certain key customer contracts with new revenue, or if any of Symyx’s other key customers eliminate or significantly reduce their business with Symyx, Symyx’s business, financial condition and results of operations would be adversely affected.

Symyx has depended on a relatively small number of key customers for a large portion of its revenues.  In Symyx Software, Symyx’s top 25 customers account for more than 60% of its annual revenue for that business.  If one or more agreements with Symyx’s top 25 customers for Symyx Software are not fully renewed annually, Symyx’s business, operating results and financial condition will be materially and adversely affected.

Recent worldwide market turmoil adversely affects Symyx’s customers, which in turn impacts Symyx’s business and results of operations.

Symyx’s operations and performance depend on its customers having adequate resources to purchase Symyx’s products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact Symyx’s customers and potential customers. These adverse global market and economic conditions may remain volatile and uncertain for the foreseeable future.  Symyx’s customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general. For example, Symyx’s software content and consulting service revenues have declined as customers cut costs, delayed new projects and reduced staff.  Further, a number of Symyx’s current and prospective customers have merged with others or been forced to raise significant amounts of capital. These market factors have, in turn, reduced customer demand for Symyx’s software consulting services, reduced seat counts for Symyx’s software and content at certain customers, and extended decision-making for major capital or software purchases. Unless Symyx is able to respond adequately to changes in demand resulting from these difficult market and economic conditions, which it may not be able to do, continued or worsening economic slowdowns globally in the life science and/or chemical industries will materially and adversely impact Symyx’s business, operating results and financial condition.

Difficulties Symyx may encounter developing a new line of business, integrating acquisitions or growing through other means may divert resources, disrupt Symyx’s business, and limit Symyx’s ability to successfully expand Symyx’s operations.

If Symyx develops a new line of business or pursues a partnership or venture, Symyx management’s attention may be diverted from normal daily operations of the business. Furthermore, acquisitions or other growth initiatives, such as Symyx’s introduction of contract services in the life science market, places strain on Symyx’s research, administrative and operational infrastructure and may, in the short-term, significantly impact Symyx’s margins and profitability.  If Symyx engages in acquisitions, Symyx’s success will depend upon its ability to successfully integrate the products, people, and systems it acquires in these acquisitions. Symyx may not be able to successfully integrate acquired businesses into its existing business in a timely and non-disruptive manner or at all.  Further, in the event of any future acquisitions or business expansions, Symyx may issue stock that would dilute its current stockholders’ percentage ownership, pay cash, incur debts or assume liabilities. If Symyx expands its operations domestically and internationally, and/or acquires new businesses, Symyx will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Symyx’s ability to manage its operations and further growth effectively requires it to continue improving its reporting systems and procedures and its operational, financial and management controls. Symyx may not be able to successfully improve its management information and control systems to a level necessary to manage its acquisition activity or growth and it may discover deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner.

In addition, acquisitions could result in, among other things, large one-time charges associated with acquired in-process research and development, amortization of acquisition-related intangible assets, future write-offs of goodwill and other acquisition-related intangible assets that are deemed to be impaired, restructuring charges related to consolidation of operations, charges associated with unknown or unforeseen liabilities of acquired businesses, increased general and administrative expenses, and the loss of key employees. As an example, in December 2008, with the recent decrease in Symyx’s market capitalization, Symyx recorded a $76.5 million impairment charge to goodwill associated with its acquisitions.

In addition, there is no guarantee that Symyx will successfully integrate a given acquisition target into its product portfolio after closing of such an acquisition.  For example, in October 2009, Symyx recorded a loss of $2.0 million in connection with exiting the contract development and manufacturing operations business, which it acquired in August 2008.

Symyx expects its quarterly results of operations will fluctuate, and these fluctuations could cause its stock price to decline.

Symyx’s quarterly operating results have fluctuated in the past and are likely to do so in the future.  Quarterly fluctuations result in part from Symyx customers’ budgetary cycles, as its customers typically expend their remaining capital budgets for the year in the fourth quarter. As a result, the fourth quarter historically has been Symyx’s strongest quarter. These fluctuations could cause Symyx’s stock price to fluctuate significantly or decline, as was the case when Symyx reported revised projections for the balance of fiscal 2008 in October 2008. Revenue in future fiscal periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Factors that could cause Symyx’s operating results to fluctuate include those set forth in this “Item 1A Risk Factors” section.

A large portion of Symyx’s expenses, including expenses for facilities, equipment and personnel, are relatively fixed in nature, which could contribute to adverse fluctuations in quarterly operating results. Accordingly, if Symyx’s revenue declines or does not grow as anticipated, Symyx may not be able to correspondingly reduce its operating expenses. Failure to achieve anticipated levels of revenue would significantly harm Symyx’s operating results.

If Symyx revises the projections its gives to its stockholders regarding its anticipated financial results, and the revised projections are not well received by its stockholders, market analysts or investors, its stock price may be adversely affected.

If Symyx revises the projections it gives to its stockholders regarding its anticipated financial results, and the revised projections are not well received by Symyx’s stockholders, market analysts or investors, Symyx’s stock price may be adversely affected.  Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. Symyx may in the future be the target of similar litigation. Securities litigation, with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm Symyx’s business and financial condition, as well as the market price of its common stock. Additionally, volatility or a lack of positive performance in Symyx’s stock price may adversely affect Symyx’s ability to retain key employees, most of whom have been granted stock options or restricted stock units, or to use Symyx’s stock to acquire other companies or technologies at a time when cash or financing for such acquisitions may not be available.

The sales cycle for a number of Symyx’s software products is long and complex, and requires Symyx to invest substantial resources in a potential sale before it knows whether the sale will occur.

Symyx has a limited number of contracts for its software product offerings (other than content database subscriptions).  Symyx’s sales efforts require it to educate its potential customers about the full benefits of Symyx’s solutions, which often require significant time and expense. Symyx’s sales cycle is typically from 12 to 18 months, and it incurs significant expenses, without any assurance of resulting revenue.   In many cases an enterprise ELN deployment will require a long sales cycle (and also may result in delayed revenue, as there will be services deliverables with respect to which Symyx has not established Vendor Specific Objective Evidence for pricing).  Investment of time and expense in the sales cycle that does not ultimately result in sales hurts Symyx’s business.

Strategic investment projects such as royalty-bearing programs, spin-offs and joint ventures may affect Symyx’s operating results and financial condition and distract its management team.

Symyx is constantly assessing strategic investment projects with potential to deliver significant value creation opportunity for its stockholders. These projects include, but are not limited to, royalty-bearing programs, spin-offs such as the HPR Divestiture and joint ventures. The process of investigating and implementing these projects is risky, may create unforeseen operating difficulties and expenditures, may involve significant additional operating expenses or investments, and may distract Symyx’s management team. Failure of any such investment project, if pursued, would have a material adverse effect on Symyx’s operating results and financial condition.

Symyx’s inability to keep pace with technological advances and evolving industry standards would harm its business.

The market for Symyx’s products is characterized by continuing technological development, evolving industry standards and changing customer requirements. Due to increasing competition in Symyx’s field, it is likely that the pace of innovation and technological change will increase. Symyx’s success depends upon its ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions, industry standards or other customer requirements would harm Symyx’s future revenue and Symyx’s business and operating results.

Symyx depends on skilled and experienced personnel to operate its business effectively. If Symyx is unable to recruit, hire and retain these employees, its ability to manage and expand its business will be harmed, which would impair Symyx’s future revenue and operating performance.

Symyx’s success will depend on its ability to retain its current management and to attract and retain qualified personnel, including key scientific and highly skilled personnel. Symyx encounters competition for qualified professionals, especially in the San Francisco Bay Area where it is headquartered. Although Symyx has entered into employment contracts with most of its senior management, any of them may terminate their employment at any time.   In addition, Symyx does not maintain “key person” life insurance policies covering any of its employees.  Competition for senior management personnel, as well as key scientific and other highly skilled personnel, is intense and Symyx may not be able to retain its personnel.  The loss of the services of members of Symyx’s senior management, as well as key scientific and other highly skilled personnel, could prevent the implementation and completion of Symyx’s objectives.   Upon joining or promotion, new senior personnel must spend a significant amount of time learning Symyx’s business model and management systems or their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with Symyx’s business model and systems or with their new roles, Symyx may experience some disruption to its ongoing operations.  Moreover, the loss of a member of Symyx’s senior management or Symyx’s professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Competition could increase, and competitive developments could render Symyx’s technologies obsolete or noncompetitive, which would reduce Symyx’s revenue and harm its business.

The field of high-throughput materials science is increasingly competitive. Symyx is aware of companies that may apply their expertise in high-throughput chemistry to their internal materials research and development programs. There are also companies focusing on aspects of high-throughput chemistry for the discovery of materials on behalf of third parties. In addition, academic and research institutions may seek to develop technologies that would be competitive with Symyx’s technologies for materials discovery. Because high-throughput materials science is an emerging field, competition from additional entrants and pricing pressure may increase. Symyx’s software is facing increasing competition from a number of software companies. To the extent these companies develop competing technologies, Symyx’s software could be rendered obsolete or noncompetitive. Symyx would then experience a decline in its revenue and operating results.

Symyx’s inability to adequately protect its proprietary technologies could harm its competitive position and have a material adverse effect on its business.

The success of Symyx’s business depends, in part, on its ability to maintain adequate protection of its intellectual property for its technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights. If Symyx does not adequately protect its intellectual property, competitors may be able to practice Symyx’s technologies and erode its competitive advantage, and Symyx’s business and operating results could be harmed.

Symyx relies upon trade secret protection for certain of its confidential information. Symyx has taken measures to protect its confidential information. These measures may not provide adequate protection for Symyx’s trade secrets or other confidential information. For example, Symyx seeks to protect its confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse Symyx’s confidential information, and Symyx may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to Symyx’s trade secrets. Disclosure or misuse of Symyx’s confidential information would harm Symyx’s competitive position and could cause Symyx’s revenue and operating results to decline.

Symyx’s business may be harmed if it is found to infringe proprietary rights of others.

Symyx’s commercial success depends in part on ensuring that Symyx does not infringe patents or other proprietary rights of third parties. Others have filed, and in the future are likely to file, patent applications covering technologies that Symyx may wish to utilize with its proprietary technologies, or products that are similar to products developed with the use of Symyx’s technologies. If these patent applications result in issued patents and Symyx wished to use the claimed technology, Symyx would need to obtain a license from the third party and this would increase Symyx’s costs of operations and harm its operating results.

Third parties may assert that Symyx is employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of Symyx’s technologies infringes these patents. Symyx could incur substantial costs and diversion of the time and attention of management and technical personnel in defending Symyx against any such claims. Furthermore, parties making claims against Symyx may be able to obtain injunctive or other equitable relief that could effectively block Symyx’s ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against Symyx. In the event of a successful claim of infringement against Symyx, Symyx may be required to pay damages and obtain one or more licenses from third parties. Symyx may not be able to obtain these licenses at a reasonable cost, if at all. In that event, Symyx could encounter delays in product introductions while it attempts to develop alternative methods or products, or be required to cease commercializing affected products, which would harm Symyx’ operating results.

Fluctuation in foreign currency exchange rates may materially affect Symyx’s financial condition and results of operations.

A significant portion of Symyx’s business is now denominated in currencies other than its functional currencies or its reporting currency for consolidated financial statements. Symyx is in the process of reducing monetary assets denominated in foreign currencies but expects to continue to have a significant balance to support its foreign operations. Material changes in foreign currency exchange rates may materially and adversely affect Symyx’s financial condition and results of operations.

If Symyx’s products contain defects, it could expose Symyx to litigation and harm its revenue.

The products Symyx offers are complex and, despite extensive testing and quality control, may contain errors or defects, especially when it first introduces them. Symyx may need to issue corrective releases of its software products to fix any defects or errors. Any defects or errors could also cause damage to Symyx’s reputation and result in increased costs, loss of revenue, product returns or order cancellations, or lack of market acceptance of its products. Accordingly, any defects or errors could have a material and adverse effect on Symyx’s business, results of operations and financial condition.

Symyx’s license agreements with its customers typically contain provisions designed to limit Symyx’s exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in its license agreements may not be effective as a result of existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions. Although Symyx has not experienced any product liability claims to date, sale and support of Symyx’s products entails the risk of such claims, which could be substantial in light of its customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against Symyx, it could have a material adverse effect on Symyx’s business, results of operations, and financial condition. Symyx’s products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems, and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if Symyx’s product is not at fault, Symyx could suffer material expense and material diversion of management time in defending any such lawsuits.

Symyx is exposed to risks associated with export sales and international operations that may limit its ability to generate revenue from its products and intellectual property.

Symyx has established operations in certain parts of Europe and Asia and may continue to expand its international presence in order to increase its export sales. Export sales to international customers and maintaining operations in foreign countries entail a number of risks, including, but not limited to:

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

Symyx is also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, terrorism, potential hostilities, changes in diplomatic and trade relationships, and disease outbreaks. Although to date Symyx has not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, and other factors, such factors may have a material adverse effect on Symyx’s business, financial condition, and operating results or require Symyx to modify its current business practices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on Symyx’s business and stock price.

Each year Symyx is required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of Symyx’s internal control over financial reporting and a report by Symyx’s Independent Registered Public Accounting Firm addressing these assessments and the effectiveness of internal control over financial reporting.  During the course of testing Symyx may identify deficiencies that it is required to remediate in order to comply with the requirements of Section 404. In addition, if Symyx fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, Symyx may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, there are certain areas of accounting such as income tax that involve extremely complex rules that vary by country, where an inadvertent error, not misconduct, if undetected through effective internal control, could be deemed a material weakness in Symyx’s internal control over financial reporting. Failure to maintain an effective internal control environment could have a material adverse effect on Symyx’s stock price.

Symyx’s primary facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could cause damage to its facilities and equipment, could cause it to cease or curtail its operations.

Symyx’s main U.S. facilities are located in the Silicon Valley near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area, causing significant property damage and a number of fatalities. Symyx is also vulnerable to damage from other types of disasters, including fire, floods, power outages or losses, communications failures, and similar events. If any disaster were to occur, Symyx’s ability to operate its business at its facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of Symyx’s research activities and of much of its equipment could make it difficult for it to recover from a disaster. Symyx does not carry earthquake insurance on the property that it owns and the insurance it does maintain may not be adequate to cover its losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm its business and operating results.

Provisions of Symyx’s charter documents may have anti-takeover effects that could prevent a change in control of Symyx, even if this would be beneficial to stockholders.

Provisions of Symyx’s amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire Symyx, even if doing so would be beneficial to Symyx’s stockholders. These provisions include:

•
a classified Board of Directors, in which Symyx’s board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that holders of a majority of Symyx’s common stock would need two annual meetings of stockholders to gain control of the Board;

•	a provision that prohibits Symyx’s stockholders from acting by written consent without a meeting;

•	a provision authorizing the issuance of “blank check” preferred stock that could be issued by Symyx’s Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision that permits only the Board of Directors, the President or the Chairman to call special meetings of stockholders; and

•	a provision that requires advance notice of items of business to be brought before stockholders meetings.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMYX TECHNOLOGIES, INC.
(Registrant)

Date: May 3, 2010	/s/ Isy Goldwasser
Isy Goldwasser
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2010	/s/ Rex S. Jackson
Rex S. Jackson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc.
2.2(1)	Form of Voting Agreement, dated April 5, 2010, by and among Symyx Technologies, Inc. and certain stockholders of Accelrys, Inc.
2.3(1)	Form of Voting Agreement, dated April 5, 2010, by and among Accelrys, Inc. and certain stockholders of Symyx Technologies, Inc.
2.4(2)	Asset Purchase Agreement, dated as of February 11, 2010, by and among HPR Global, Inc., Symyx Technologies, Inc., and Symyx Solutions, Inc.
3.1(3)	Amended and Restated Certificate of Incorporation
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen Common Stock Certificate
10.3(6)	2010 and Special Cash Bonus Arrangements for the Executive Officers of Symyx
31.1(7)	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2(7)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1(7)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit with the like exhibit number of Registrant’s Current Reports on Form 8-K filed on April 6, 2010 (SEC File No. 000-27765).

(2) Incorporated by reference to such agreement filed as Exhibit 2.3 to Symyx’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010 (SEC File No. 000-27765).

(3) Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (SEC File No. 000-27765).

(4) Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K on December 1, 2009 (SEC File No. 000-27765).

(5) Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-87453), as amended.

(6) Incorporated by reference to Item 5.02 of Registrant’s Current Reports on Form 8-K filed on February 22, 2010 and April 5, 2010 (SEC File No. 000-27765).

(7) Filed here within.